Form 10-Q
period 1995-03-31
WISER OIL CO
filed 1995-05-12
CIK 107874

                            Washington, D. C. 20549


                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1995              Commission file number 0-5426
                  --------------                                     ------

                           The Wiser Oil Company
                           ---------------------
          (Exact name of Registrant as Specified in its Charter)

           Delaware                                         55-0522128
           --------                                         ----------
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

               8115 Preston Road, Suite 400, Dallas, Texas 75225
               -------------------------------------------------
              (Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number, including area code             214/265-0080
                                                               ------------

                                     NONE
                                     ----
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   x
                 -----                     -----
                  Yes                        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                                 Outstanding at March 31, 1995
    --------------                            -----------------------------
     $3 par value                                       8,939,368

                             THE WISER OIL COMPANY
                            ---------------------
                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

Item 1.  Financial Statements

     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                           THE WISER OIL COMPANY
                           ---------------------
                        CONSOLIDATED BALANCE SHEET
                        --------------------------
                                (Unaudited)

                                                  March 31,    December 31,
                                                    1995           1994
                                                  ---------    ------------
                                                     Thousands of Dollars
ASSETS
- - - - ------
Current Assets:
  Cash and cash equivalents                       $  2,152       $  2,714
  Accounts receivable                                9,200         10,900
  Inventories                                        1,293          1,144
  Prepaid expenses                                   1,410            852
                                                  --------       --------

    Total current assets                            14,055         15,610
                                                  --------       --------

Marketable Securities,
  at market value                                   26,819         27,337
                                                  --------       --------

Property, Plant and
  Equipment, at cost:

  Oil and gas properties
    (successful efforts method)                    251,627        250,156

  Other properties                                   5,261          5,443
                                                  --------       --------
                                                   256,888        255,559

  Accumulated depreciation,
    depletion, and amortization                    (89,302)       (88,228)
                                                  --------       --------

  Net property, plant
    and equipment                                  167,586        167,371
                                                  --------       --------

Other Assets                                           468            473
                                                  --------       --------

                                                  $208,928       $210,791
                                                  ========       ========

The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                            ---------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)

                                                    March 31,    December 31,
                                                      1995          1994
                                                    ---------    ------------
                                                       Thousands of Dollars
LIABILITIES AND
STOCKHOLDERS' EQUITY
- - - - --------------------
Current Liabilities:
  Accounts payable                                  $  8,394       $  9,562
  Accrued income taxes                                   756          1,518
  Accrued liabilities                                  2,440          2,139
  Current portion of debt                                 78             78
                                                    --------       --------

    Total current liabilities                         11,668         13,297

Long Term Debt                                        76,996         78,013

Deferred Benefit Cost                                  1,148          1,052

Deferred Income Taxes                                 13,316         13,002
                                                    --------       --------

    Total liabilities                                103,128        105,364
                                                    --------       --------

Stockholders' Equity:
  Common Stock - $3 par value;
    20,000,000 shares authorized;
    9,115,572 shares issued                           27,347         27,347

  Paid-in capital                                      3,078          3,078
  Retained earnings                                   62,758         62,414
  Marketable securities
    valuation adjustment                              15,889         16,013
  Foreign currency translation                          (543)          (696)
  Treasury stock of
    176,204 shares, at cost                           (2,729)        (2,729)
                                                    --------       --------
    Total Stockholders' Equity                       105,800        105,427
                                                    --------       --------

                                                    $208,928       $210,791
                                                    ========       ========

The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
            ------------------------------------------------------
                                  (Unaudited)

                                       For the Three Months Ended
                                       --------------------------
                                        March 31,       March 31,
                                          1995            1994
                                       ----------      ----------
                                          Thousands of Dollars
                                       (except per share amounts)
REVENUES:
  Oil and condensate                    $  9,305        $  6,412
  Natural gas                              4,190           5,391
  Dividend and interest                      334             389
  Security sale gains                      2,443             -
  Other                                      (25)            391
                                        --------        --------

                                          16,247          12,583
                                        --------        --------

COSTS AND EXPENSES:
  Production and operating                 4,809           5,394
  Purchased natural gas                      149             205
  Depreciation, depletion and
    amortization                           4,998           4,274
  Abandonments                               -                89
  Exploration                              1,134             361
  General and administrative               1,966           1,659
  Interest expense                         1,340             517
                                        --------        --------
                                          14,396          12,499
                                        --------        --------

INCOME BEFORE INCOME TAXES                 1,851              84
PROVISION FOR INCOME TAXES                   613              18
                                        --------        --------

NET INCOME                                 1,238              66
  Retained earnings -
    beginning of period                   62,414          57,002
  Dividends paid                            (894)           (894)
                                        --------        --------

RETAINED EARNINGS, END OF PERIOD        $ 62,758        $ 56,174
                                        ========        ========


AVERAGE OUTSTANDING SHARES                 8,939           8,939
                                        ========        ========

EARNINGS PER SHARE                      $    .14        $    .01
                                        ========        ========

CASH DIVIDENDS PER SHARE                $    .10        $    .10
                                        ========        ========

The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
                      CONSOLIDATED STATEMENT OF CASH FLOW
                      -----------------------------------
                                  (Unaudited)

                                        For the Three Months Ended
                                        --------------------------
                                         March 31,       March 31,
                                           1995            1994
                                        ----------      ----------
                                           Thousands of Dollars

Cash Flow From Operating Activities:
  Net Income                             $  1,238        $     66
  Adjustments to reconcile net income
      to operating cash flow -
    Depreciation and depletion              4,998           4,274
    Deferred income taxes                     375            (260)
    Security & property sale gains
      (before current income tax
        expense effect of $238)            (2,280)            -
    Foreign currency translation               (9)            -
    Dry hole cost, abandonments and
      lease impairments                       749             289

Other Changes:
    Accounts receivable                     1,700           2,019
    Inventories                              (149)            (35)
    Prepaid expenses                         (558)           (129)
    Other assets                                5               3
    Accounts payable                       (1,168)         (2,008)
    Income taxes, net                        (762)            263
    Accrued liabilities                       301             242
    Deferred benefit cost                      96             103
                                         --------        --------

      Operating Cash Flow                   4,536           4,827
                                         --------        --------

Cash Flow From Investing Activities:
    Additions to property, plant
      and equipment                        (6,746)         (4,464)
    Proceeds from sales of property,
      plant and equipment                   1,183             -
    Proceeds from security sales            2,796             -
    Dry hole cost                            (420)              9
                                         --------        --------

      Investing Cash Flow                  (3,187)         (4,455)
                                         --------        --------

Cash Flow From Financing Activities:
    Long term debt issued                   1,000             -
    Payment on long term debt              (2,017)           (515)
    Dividends paid                           (894)           (894)
                                         --------        --------

      Financing Cash Flow                  (1,911)         (1,409)
                                         --------        --------

Net Decrease in Cash                         (562)         (1,037)
    Cash and cash equivalents at the
      beginning of the period               2,714           3,499
                                         --------        --------
    Cash and cash equivalents at the
      end of the period                  $  2,152        $  2,462
                                         ========        ========

The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------

                         Notes to Financial Statements

1) On June 24, 1994, the Company acquired certain oil and gas properties from Eagle Resources Ltd. for approximately $53 million (U.S.). The purchase was funded with proceeds from the Company's revolving credit agreement, and with existing cash and cash equivalents. The purchase method of accounting has been followed with respect to the acquisition. Results of the Eagle properties' operations have been included in the Company's results of operations as of March 31, 1994. For additional information see the Form 8-K issued on July 11, 1994.

          Unaudited pro forma results of operations, as if the acquisition took place at the beginning of 1994 are as follows (000's):

                                              Three Months Ended
                                              ------------------
                                                March 31, 1994
                                              ------------------

          Revenues                                  $19,219
          Expenses                                   17,554
                                                    -------

          Net Income                                $ 1,052
                                                    =======

          Earnings per share                        $   .12
                                                    =======

2) On January 1, 1995 The Wiser Oil Company adopted Statement of Financial Accounting (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Management anticipates that the adoption of SFAS No. 121 will not have a material effect on the results of operations.

                      THE WISER OIL COMPANY
                      ---------------------


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      CURRENT QUARTER COMPARED WITH THE SAME QUARTER OF THE PREVIOUS YEAR

     First quarter revenues for 1995 were $16.2 million as compared to $12.6 million for 1994. Oil and condensate sales of $9.3 million were up $2.9 million, as U.S. operations recorded an increase of $131 thousand over the prior period and Canadian operations added $2.7 million as a new subsidiary. Oil and condensate prices improved substantially this quarter increasing from $12.79 in 1994 to $16.10 in 1995, or 25%. Canadian operations added volumes of 181,000 BBLS; however, those additional volumes were offset by lower U.S. volumes of 119,000 BBLS. The disposition of marginal domestic properties during 1994 was the major factor contributing to the volume decline in U.S. operations. Natural gas sales declined $1.2 million, as prices continued downward from $1.94 per MCF in the first quarter of 1994 to $1.41 per MCF in the first quarter of 1995. Total volumes rose 192,000 MCF with U.S. operations declining 558,000 MCF, while Canadian operations added volumes of 751,000 MCF. The lower volumes for U.S. operations reflected the Company's decision to divest itself of marginal properties in non-strategic locations during 1994. Dividend and interest income decreased $55 thousand as dividends from the stock portfolio decreased due to the sale of securities. The Company currently plans to liquidate the portfolio over 3 to 5 years using its Section 29 Tax Credits to substantially reduce the taxes payable on the gains. Security sale gains were $2.4 million in the first quarter of 1995. The Company did not elect to sell any securities during the first quarter of 1994.

     Production and operating expenses for the first quarter of 1994 declined $600 thousand. U.S. operations reported a decline of production and operating expenses of $1.4 million while Canadian operations added $800 thousand. The disposition of marginal properties was a significant contributing factor to the lower U.S. production and operating expenses in the first quarter of 1995. U.S. operations lease operating expense (LOE) declined from $4.91 per BBL in 1994 to $4.27 per BBL for the first quarter of 1995. Purchased gas of 149,000 MCF in 1995 decreased from 205,000 MCF in 1994 as pricing influenced market conditions. Depletion, depreciation and amortization (D D & A) increased $700,000 with the domestic operations showing a $1.4 million decline and Canadian operations adding $2.1 million. Consistent with production and operating expenses, the sale of marginal properties led to the decline in D D & A for the U.S as the rate went from $4.35 per BBL in the first quarter of 1994 to $3.71 for the first quarter of 1995. For the first quarter of 1995 exploration expenses increased $700 thousand to $1.1 million from $400 thousand in 1994 as U.S.

operations increased $300 thousand and Canadian operations added $400 thousand. General and Administrative expense was $2.0 million in 1995 as compared to $1.7 million in 1994. U.S. operations reported general and administrative expense which was relatively flat at $1.6 million for both years with Canada adding $300 thousand of the increase. Interest expense of $1.3 million has risen $800 thousand due to the increase in long term debt resulting from the Canadian acquisition.

     The Company realized net income of $1.8 million and earnings per share of $.14 for the first quarter of 1995 as compared to $84 thousand and earnings per share of $.01 in 1994. U.S. operations recorded $2.5 million in net income versus $66 thousand in 1994, while Canadian operations accounted for a net loss of $700 thousand in the first quarter of 1995.

                             THE WISER OIL COMPANY
                             ---------------------

                          PART II - OTHER INFORMATION
                          ---------------------------


Items 1 through 6 under Part II are not applicable to the quarter ended March 31, 1995.


                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE WISER OIL COMPANY
                                       -----------------------------------------
                                                (Registrant)



Date  May 12, 1995                          ANDREW J. SHOUP, JR.  (SIGNED)
    ----------------                   -----------------------------------------
                                            Andrew J. Shoup, Jr.
                                            President and
                                            Chief Executive Officer





Date  May 12, 1995                          LAWRENCE J. FINN      (SIGNED)
    ----------------                   -----------------------------------------
                                            Lawrence J. Finn
                                            Vice President Finance and
                                            Chief Financial Officer