Form 10-Q
period 1995-06-30
WISER OIL CO
filed 1995-08-11
CIK 107874

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1995               Commission file number 0-5426
                  -------------                                      ------

                           The Wiser Oil Company
                           ---------------------
          (Exact name of Registrant as Specified in its Charter)

           Delaware                                         55-0522128
           --------                                         ----------
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

                   x
                 -----                      ----
                  Yes                        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                                 Outstanding at June 30, 1995
     ------------                             ----------------------------
     $3 par value                                       8,939,368

                      THE WISER OIL COMPANY
                      ---------------------
                             PART I

                      FINANCIAL INFORMATION
                      ---------------------

Item 1.  Financial Statements

     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's latest annual report on Form 10-K.

                           THE WISER OIL COMPANY
                           ---------------------
                        CONSOLIDATED BALANCE SHEET
                        --------------------------
                                (Unaudited)

                                         June 30,     December 31,
                                           1995           1994
                                         --------     ------------
                                            Thousands of Dollars

ASSETS
- ------
Current Assets:
  Cash and cash equivalents              $    433       $  2,714
  Accounts receivable                       7,832         10,900
  Inventories                               1,423          1,144
  Prepaid expenses                          1,305            852
                                         --------       --------
    Total current assets                   10,993         15,610
                                         --------       --------
Marketable Securities,
  at market value                          27,824         27,337
                                         --------       --------
Property, Plant and
  Equipment, at cost:

  Oil and gas properties
    (successful efforts method)           262,643        250,156

  Other properties                          4,532          5,443
                                         --------       --------
                                          267,175        255,599

  Accumulated depreciation,
    depletion, and amortization           (96,058)       (88,228)
                                         --------       --------
  Net property, plant,
    and equipment                         171,117        167,371
                                         --------       --------
Other Assets                                  465            473
                                         --------       --------
                                         $210,399       $210,791
                                         ========       ========

   The accompanying note is an integral part of these financial statements.

                           THE WISER OIL COMPANY
                           ---------------------
                        CONSOLIDATED BALANCE SHEET
                        --------------------------
                                (Unaudited)

                                         June 30,     December 31,
                                           1995           1994
                                         --------     ------------
                                            Thousands of Dollars

LIABILITIES AND
STOCKHOLDERS' EQUITY
- --------------------
Current Liabilities:
  Accounts payable                       $  7,997       $  9,562
  Accrued income taxes                        448          1,518
  Accrued liabilities                       1,965          2,139
  Current portion of debt                      78             78
                                         --------       --------
    Total current liabilities              10,488         13,297

Long Term Debt                             78,978         78,013

Deferred Benefit Cost                       1,566          1,052

Deferred Income Taxes                      13,569         13,002
                                         --------       --------
    Total liabilities                     104,601        105,364
                                         --------       --------
Stockholders' Equity:
  Common Stock - $3 par value;
    20,000,000 shares authorized;
    9,115,572 shares issued                27,347         27,347

  Paid-in capital                           3,078          3,078
  Retained earnings                        61,144         62,414
  Marketable securities
    valuation adjustment                   16,546         16,013
  Foreign currency translation                412           (696)
  Treasury stock of
    176,204 shares, at cost                (2,729)        (2,729)
                                         --------       --------
    Total Stockholders' Equity            105,798        105,427
                                         --------       --------
                                         $210,399       $210,791
                                         ========       ========


 The accompanying note is an integral part of these financial statements.

                          THE WISER OIL COMPANY
                          ---------------------
          CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
          ------------------------------------------------------
                                (Unaudited)

                                           For the             For the
                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     ------------------   -----------------
                                       1995      1994       1995     1994
                                     --------   -------   --------  -------
                                              Thousands of Dollars
                                           (except per share amounts)

REVENUES:
  Oil and condensate                  $ 9,059   $ 8,199   $18,364   $14,611
  Natural gas                           3,919     4,637     8,109    10,028
  Dividend and interest                   320       398       654       787
  Security sale gains                    -         -        2,443      -
  Other                                 1,285       273     1,262       664
                                      -------   -------   -------   -------
                                       14,583    13,507    30,832    26,090
                                      -------   -------   -------   -------

COSTS AND EXPENSES:
  Production and operating              5,167     5,476     9,970    10,871
  Purchased natural gas                   171       207       320       412
  Depreciation, depletion, and
    amortization                        4,973     4,104     9,971     8,378
  Abandonments                           -          101      -          190
  Exploration                           1,491       577     2,625       937
  General and administrative            2,138     1,547     4,112     3,206
  Interest expense                      1,417       654     2,757     1,171
                                      -------   -------   -------   -------
                                       15,357    12,666    29,755    25,165
                                      -------   -------   -------   -------

INCOME (LOSS) BEFORE INCOME TAXES        (774)      841     1,077       925
PROVISION (BENEFIT) FOR INCOME TAXES      (54)        2       559        20
                                      -------   -------   -------   -------

NET INCOME (LOSS)                        (720)      839       518       905
  Retained earnings -
    beginning of period                62,758    56,174    62,414    57,002
  Dividends paid                         (894)     (894)   (1,788)   (1,788)
                                      -------   -------   -------   -------

RETAINED EARNINGS END OF PERIOD       $61,144   $56,119   $61,144   $56,119
                                      =======   =======   =======   =======

AVERAGE OUTSTANDING SHARES              8,939     8,939     8,939     8,939
                                      =======   =======   =======   =======

EARNINGS (LOSS) PER SHARE             $  (.08)  $   .09   $   .06   $   .10
                                      =======   =======   =======   =======

CASH DIVIDENDS PER SHARE              $   .10   $   .10   $   .20   $   .20
                                      =======   =======   =======   =======


 The accompanying note is an integral part of these financial statements.

                          THE WISER OIL COMPANY
                          ---------------------
                    CONSOLIDATED STATEMENT OF CASH FLOW
                    -----------------------------------
                                (Unaudited)

                                        For the Six Months Ended
                                        ------------------------
                                         June 30,      June 30,
                                           1995          1994
                                        ----------     ---------
                                          Thousands of Dollars

Cash Flow From Operating Activities:
  Net income                             $    518      $    905
  Adjustments to reconcile net income
      to operating cash flow -
    Depreciation and depletion              9,971         8,378
    Deferred income taxes                     290          (700)
    Security & property sale gains
      (before current income tax
        expense effect of $267)            (2,880)         -
    Foreign currency translation              (31)         -
    Dry hole cost, abandonments and
      lease impairments                     1,964           729
                                         --------      --------
Other Changes:
      Accounts receivable                   3,068           440
      Inventories                            (279)          (57)
      Prepaid expenses                       (453)         (421)
      Other assets                              8             3
      Accounts payable                     (1,565)       (1,105)
      Income taxes, net                    (1,070)          679
      Accrued liabilities                    (174)          441
      Deferred benefit cost                   514            54
                                         --------      --------
        Operating Cash Flow                 9,881         9,346
                                         --------      --------

Cash Flow From Investing Activities:
    Additions to property, plant
      and equipment                       (13,972)      (59,000)
    Proceeds from sales of property,
      plant, and equipment                  1,142         1,854
    Proceeds from security sales            2,796          -
    Dry hole cost                          (1,305)          (39)
                                         --------      --------
      Investing Cash Flow                 (11,339)      (57,185)
                                         --------      --------

Cash Flow From Financing Activities:
    Long term debt issued                   4,000        52,000
    Payment on long term debt              (3,035)       (2,231)
    Dividends paid                         (1,788)       (1,788)
                                         --------      --------

      Financing Cash Flow                    (823)       47,981
                                         --------      --------

Net Increase (Decrease) in Cash            (2,281)          142
    Cash and Cash Equivalents at the
      beginning of the period               2,714         3,499
                                         --------      --------
    Cash and Cash Equivalents at the
      end of the period                  $    433      $  3,641
                                         ========      ========

 The accompanying note is an integral part of these financial statements.

                          THE WISER OIL COMPANY
                          ---------------------

                       Notes to Financial Statements


1) Certain reclassifications have been made to the 1994 financial statements to conform with current year presentation.

2) On June 24, 1994, the Company acquired certain oil and gas properties from Eagle Resources Ltd. for approximately $53 million (U.S.). The purchase was funded with proceeds from the Company's revolving credit agreement, and with existing cash and cash equivalents. The purchase method of accounting has been followed with respect to the acquisition. Results of the Eagle properties' operations have been included in the Company's results of operations as of June 30, 1994.
     For additional information see the Form 8-K issued on July 11, 1994.

          Unaudited pro forma results of operations, as if the acquisition took place at the beginning of 1994 are as follows (000's):

                                               Six Months Ended
                                               ----------------
                                                 June 30, 1994
                                               ----------------

          Revenues                                  $36,776
          Expenses                                   36,630
                                                    -------
          Net Income                                $   146
                                                    =======

          Earnings per share                        $   .02
                                                    =======

3) On January 1, 1995 The Wiser Oil Company adopted Statement of Financial Accounting (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 121 did not have a material effect on the results of operations.

                          THE WISER OIL COMPANY
                          ---------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

CURRENT QUARTER COMPARED WITH THE SAME QUARTER OF THE PREVIOUS YEAR

     Second quarter revenues for 1995 were $14.6 million as compared to $13.5 million in 1994, an increase of 8%. Oil and condensate sales of $9.1 million in 1995 rose slightly from $8.2 million in 1994. U.S. operations decreased $1.9 million and our Canadian operations, which had no impact during the second quarter of 1994, added $2.8 million in 1995. Oil and condensate volumes increased only 3% in 1995 comparatively; however, pricing increased 7% or $1.19 per barrel. Canadian operations added 172,000 barrels while U.S. operations declined 150,000 barrels, due to property sales during the fourth quarter of 1994. Natural gas sales of $3.9 million in the second quarter of 1995 were down from $4.6 million in 1994 or 15% for the quarter. Natural gas volumes increased 20% to 3,034,000 MCF for the period, but were offset by a significant drop in spot market pricing of 30% or $0.55 per MCF during the second quarter of 1995. Canadian operations added 671,000 MCF while U.S. operations declined 156,000 MCF; which was due mainly to property sales during the fourth quarter of 1994. Dividends and interest income reflected a decline of 20% as the Company has liquidated some of its stock portfolio. The Company did not sell any securities during the second quarter of 1995. Other income of $1.3 million in the second quarter of 1995 increased $1.0 million over the second quarter of 1994. The increase is due to an increase of lease bonus income and gains recognized from properties sold during the period.

     Costs and expenses of $15.4 million compared to $12.7 million in the same quarter of 1994 have increased $2.7 million or 18%. U.S. operations costs and expenses declined $2.1 million or 17%. The Canadian subsidiary accounted for additional costs and expenses of $4.8 million. Production and operating expenses of $5.2 million in the second quarter of 1995 declined $0.3 million from $5.5 million in 1994, as the Company is realizing the efforts of the disposal of high-operating expense, marginal U.S. properties. Canadian operations added $0.7 million in production and operating expenses, while U.S. operations declined by $1.0 million. Purchased gas expense declined 17% during the period as demand for volumes complimented by falling natural gas prices also dropped. Depreciation, depletion and amortization (DD&A) was $5.0 million in 1995 as compared to $4.1 million in 1994. DD&A for U.S. operations actually declined 33% for the period; however, the decline was offset by additional DD&A from our Canadian operations for 1995. Exploration expenses increased $0.9 million in 1995 as dry hole expense in the U.S. operations rose $0.4 million and the Canadian operations increased $0.5 million. General and administrative (G&A) expenses of $2.1 million have increased from $1.5 million or 28%. The increase in costs were due to increased staffing for Wiser's Canadian subsidiary. Interest expense rose $0.7 million in 1995 as Wiser increased its long term debt in order to fund its Canadian acquisition.

     The Company realized a net loss of $0.7 million for the second quarter of 1995 as compared to net income of $0.8 million for 1994. Our U.S. operations recorded a net profit of $0.7 million for the period, but was negatively impacted by a net loss from our Canadian subsidiary of $1.4 million. Results in Canada reflect three primary factors: substantial interest expenses associated with the 100% financing of the acquired assets, high initial depreciation, depletion, and amortization charges that include amortization of acquisition costs associated with items such as probable reserves that can not yet be recorded as assets, as well as tax and other benefits which will be realized in the future.

                          THE WISER OIL COMPANY
                          ---------------------

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE SAME PERIOD IN THE PREVIOUS
YEAR

     Revenues for six months ended June 30, 1995 were $30.8 million, an increase of 16%. Revenues from U.S. operations declined 9% as the full effect of the property sales are being realized. Our Canadian subsidiary accounted for an additional $7.2 million in revenue for the same period, as its revenues had no impact for six months ended June 30, 1994. Oil and condensate sales of $18.4 million were on the rise from $14.6 million a year ago. The U.S. operations realized a 12% reduction in oil and condensate revenue while the Canadian subsidiary contributed an additional $5.6 million. Canadian operations added 354,000 barrels, while U.S. operations declined 278,000 barrels, due to property sales during the fourth quarter of 1994. Natural gas sales fell in 1995 to $8.1 million from $10.0 million in 1994. U.S. natural gas operations fell 35% while our Canadian subsidiary added another $1.6 million. Canadian operations added 1,422,000 MCF, while U.S. operations declined 714,000 MCF, which was due mainly to property sales during the fourth quarter of 1994. Dividend and interest income decreased $0.2 million as the Company continues its long range plans to liquidate its stock portfolio. Security sale gains were $2.4 million in 1995. Other income rose $0.6 million from $0.7 million in 1994.An increase of $0.4 million in U.S. lease bonus income accounted for the majority of this increase.

     Cost and expenses for the six months ending June 30, 1995 rose to $29.8 million as compared to $25.2 million in 1994. Production and operating expenses declined $0.9 million from 1994 as U.S. operating expenses declined $2.4 million or 21% and Canada added $1.5 million. Purchased natural gas declined 22% for the time period as demand and pricing fell. Depreciation, depletion and amortization (DD&A) of $10.0 million increased 19% or $1.6 million over the previous year. U.S. operations recorded a 31% drop in DD&A during the first six months of 1995 while our Canadian operations contributed an additional $4.2 million. Significant increase in exploration expense of $1.7 million was due to increased dry hole expenses in the U.S. and Canada of $0.6 million each. General and administrative expenses rose $0.9 million. The increase in costs were due to increased staffing for Wiser's Canadian subsidiary. The Company's $1.6 million rise in interest expense is mainly due to the additional funds borrowed for the Canadian purchase.

     Net income of $0.5 million for the first six months of 1995 fell $0.4 million as compared to 1994. U.S. operations recorded a $2.7 million profit for the period while our Canadian subsidiary recorded a $2.2 million loss. Results in Canada reflect three primary factors: substantial interest expenses associated with the 100% financing of the acquired assets, high initial depreciation, depletion, and amortization charges that include amortization of acquisition costs associated with items such as probable reserves that can not yet be recorded as assets, as well as tax and other benefits which will be realized in the future.

                           THE WISER OIL COMPANY
                           ---------------------

                        PART II - OTHER INFORMATION
                        ---------------------------

Items 1 through 6 under Part II are not applicable to the quarter ended June 30, 1995.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                                THE WISER OIL COMPANY
                                     -------------------------------------------
                                                    (Registrant)


Date  August 11, 1995                   ANDREW J. SHOUP, JR.      (SIGNED)
    -------------------              -------------------------------------------
                                        Andrew J. Shoup, Jr.
                                        President and
                                        Chief Executive Officer




Date  August 11, 1995                   LAWRENCE J. FINN          (SIGNED)
    -------------------              -------------------------------------------
                                        Lawrence J. Finn
                                        Vice President Finance and
                                        Chief Financial Officer