Form 10-Q
period 1995-09-30
WISER OIL CO
filed 1995-11-14
CIK 107874

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1995               Commission file number 0-5426
                  ------------------                                      ------

                             The Wiser Oil Company
                             ---------------------
            (Exact name of Registrant as Specified in its Charter)

                Delaware                               55-0522128
                --------                               ----------
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

                   x
                  ---                       ---
                  Yes                        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Class                   Outstanding at September 30, 1995
          ------------               ---------------------------------
          $3 par value                             8,939,368

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

                             THE WISER OIL COMPANY
                             ---------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)

                                       September 30,  December 31,
                                           1995           1994
                                       -------------  ------------
                                           Thousands of Dollars
ASSETS
------
Current Assets:
  Cash and cash equivalents              $  1,232       $  2,714
  Accounts receivable                       7,376         10,900
  Inventories                               1,751          1,144
  Prepaid expenses                          1,170            852
                                         --------       --------

    Total current assets                   11,529         15,610
                                         --------       --------

Marketable Securities,
  at market value                          24,060         27,337
                                         --------       --------

Property, Plant and
  Equipment, at cost:

  Oil and gas properties
    (successful efforts method)           258,660        250,156

  Other properties                          4,311          5,443
                                         --------       --------
                                          262,971        255,599

  Accumulated depreciation,
    depletion, and amortization           (91,115)       (88,228)
                                         --------       --------

  Net property, plant,
    and equipment                         171,856        167,371
                                         --------       --------

Other Assets                                  491            473
                                         --------       --------

                                         $207,936       $210,791
                                         ========       ========

 The accompanying note is an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)

                                       September 30,  December 31,
                                           1995           1994
                                       -------------  ------------
                                          Thousands of Dollars
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Current Liabilities:
  Accounts payable                       $  6,472       $  9,562
  Accrued income taxes                        910          1,518
  Accrued liabilities                       2,080          2,139
  Current portion of debt                      38             78
                                         --------       --------

    Total current liabilities               9,500         13,297
                                         --------       --------

Long Term Debt                             78,000         78,013

Deferred Benefit Cost                       1,585          1,052

Deferred Income Taxes                      13,220         13,002
                                         --------       --------

    Total liabilities                     102,305        105,364
                                         --------       --------

Stockholders' Equity:
  Common Stock - $3 par value;
    20,000,000 shares authorized;
    9,115,572 shares issued                27,347         27,347

  Paid-in capital                           3,078          3,078
  Retained earnings                        62,104         62,414
  Marketable securities
    valuation adjustment                   14,274         16,013
  Foreign currency translation              1,557           (696)
  Treasury stock of
    176,204 shares, at cost                (2,729)        (2,729)
                                         --------       --------
    Total Stockholders' Equity            105,631        105,427
                                         --------       --------

                                         $207,936       $210,791
                                         ========       ========

 The accompanying note is an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
            ------------------------------------------------------
                                  (Unaudited)


                                          For the             For the
                                    Three Months Ended   Nine Months Ended
                                    ------------------   -----------------
                                      September 30,        September 30,
                                    ------------------   -----------------

                                      1995      1994       1995      1994
                                    --------  --------   --------  -------
                                             Thousands of Dollars
                                          (except per share amounts)

REVENUES:
  Oil and condensate                 $ 8,858   $ 9,561   $26,552   $23,529
  Natural gas liquids                    895       352     1,565       995
  Natural gas                          3,469     4,697    11,578    14,725
  Dividend and interest                  319       421       973     1,209
  Security sale gains                  4,296      -        6,740      -
  Other                                  428       316     1,688       980
                                     -------   -------   -------   -------
                                      18,265    15,347    49,096    41,438
                                     -------   -------   -------   -------

COSTS AND EXPENSES:
  Production and operating             5,336     4,911    15,309    15,782
  Purchased natural gas                  192       182       511       594
  Depreciation, depletion, and
    amortization                       4,714     5,428    14,684    13,806
  Abandonments                          -           27      -          217
  Exploration                          1,394     1,246     4,018     2,194
  General and administrative           1,905     1,310     6,016     4,505
  Interest expense                     1,446     1,327     4,203     2,498
                                     -------   -------   -------   -------
                                      14,987    14,431    44,741    39,596
                                     -------   -------   -------   -------

INCOME (LOSS) BEFORE INCOME TAXES      3,278       916     4,355     1,842
PROVISION (BENEFIT) FOR INCOME TAXES   1,424       239     1,983       260
                                     -------   -------   -------   -------

NET INCOME (LOSS)                      1,854       677     2,372     1,582
  Retained earnings -
    beginning of period               61,144    56,119    62,414    57,002
  Dividends paid                        (894)     (894)   (2,682)   (2,682)
                                     -------   -------   -------   -------

RETAINED EARNINGS END OF PERIOD      $62,104   $55,902   $62,104   $55,902
                                     =======   =======   =======   =======


AVERAGE OUTSTANDING SHARES             8,939     8,939     8,939     8,939
                                     =======   =======   =======   =======

EARNINGS (LOSS) PER SHARE            $   .21   $   .08   $   .27   $   .18
                                     =======   =======   =======   =======

CASH DIVIDENDS PER SHARE             $   .10   $   .10   $   .30   $   .30
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

                             THE WISER OIL COMPANY
                             ---------------------
                      CONSOLIDATED STATEMENT OF CASH FLOW
                      -----------------------------------
                                  (Unaudited)

                                        For the Nine Months Ended
                                       ----------------------------
                                       September 30,  September 30,
                                       -------------  -------------
                                           1995           1994
                                       -------------  -------------
                                           Thousands of Dollars

Cash Flow From Operating Activities:
  Net income                             $  2,372       $  1,582
  Adjustments to reconcile net income
      to operating cash flow -
    Depreciation and depletion             14,684         13,806
    Deferred income taxes                   1,107           (910)
    Security & property sale gains
      (before current income tax
        expense effect of $786)            (7,177)          -
    Foreign currency translation              (43)          -
    Dry hole cost, abandonments and
      lease impairments                     3,068          1,790
                                         --------       --------

Other Changes:
      Accounts receivable                   3,523         (1,521)
      Inventories                            (607)          (317)
      Prepaid expenses                       (318)          (274)
      Other assets                            (18)             7
      Accounts payable                     (3,060)         1,212
      Income taxes, net                      (607)         1,118
      Accrued liabilities                     (59)           778
      Deferred benefit cost                   534            827
                                         --------       --------

        Operating Cash Flow                13,399         18,098
                                         --------       --------

Cash Flow From Investing Activities:
    Additions to property, plant
      and equipment                       (18,791)       (62,964)
    Proceeds from sales of property,
      plant, and equipment                  1,142          3,086
    Proceeds from security sales            7,503           -
    Dry hole cost                          (2,012)          (820)
                                         --------       --------

      Investing Cash Flow                 (12,158)       (60,698)
                                         --------       --------

Cash Flow From Financing Activities:
    Long term debt issued                   8,000         55,600
    Payment on long term debt              (8,041)        (6,848)
    Dividends paid                         (2,682)        (2,682)
                                         --------       --------

      Financing Cash Flow                  (2,723)        46,070
                                         --------       --------

Net Increase (Decrease) in Cash            (1,482)         3,470
    Cash and Cash Equivalents at the
      beginning of the period               2,714          3,499
                                         --------       --------
    Cash and Cash Equivalents at the
      end of the period                  $  1,232       $  6,969
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

          Unaudited pro forma results of operations, as if the acquisition took place at the beginning of 1994 are as follows (000's):

                                               Nine Months Ended
                                               -----------------
                                               September 30, 1994
                                               ------------------

          Revenues                                  $47,382
          Expenses                                   46,172
                                                    -------

          Net Income                                $ 1,210
                                                    =======

          Earnings per share                        $   .14
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

                            THE WISER OIL COMPANY
                            ---------------------


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

CURRENT QUARTER COMPARED WITH THE SAME QUARTER OF THE PREVIOUS YEAR

     Third quarter revenues for 1995 were $18.3 million as compared to $15.3 million in 1994, an increase of 20%. Oil and condensate sales of $8.9 million in 1995 declined slightly from $9.6 million in 1994. U.S. operations decreased $0.9 million and our Canadian operations increased $0.2 million in 1995. Oil and condensate volumes decreased 9% in 1995; however, pricing increased 2% or $0.28 per barrel. Canadian operations added 1,000 barrels while U.S. operations declined 52,000 barrels, due to property sales which occurred during the fourth quarter of 1994. Natural gas liquids sales increased from $0.5 million to $0.9 million for the third quarter of 1995, as compared to the 1994. The increase was due to the Wellman Plant, located in Terry County, Texas, coming on stream. Natural gas sales of $3.5 million in the third quarter of 1995 were down from $4.7 million in 1994 or 26% for the quarter. Natural gas volumes remained the same at 2,840,000 MCF for the period, but were offset by a significant drop in spot market pricing of 26% or $0.43 per MCF during the third quarter of 1995. Canadian operations decreased 50,000 MCF while U.S. operations increased 50,000 MCF. The U.S. operations increase was due mainly to an increase in Kentucky and West Virginia gas sales, reduced by property sales which occurred during the fourth quarter of 1994. Dividends and interest income reflected a decline of 24% as the Company has liquidated some of its stock portfolio. Other income of $0.4 million in the third quarter of 1995 increased $0.1 million over the third quarter of 1994. The increase is due to an increase in lease bonus income.

     Costs and expenses of $15.0 million compared to $14.4 million in the same quarter of 1994 increased 4%. U.S. operations costs and expenses increased $0.2 million or 2%, while the Canadian operations expenses increased $0.4 million or 10%. Production and operating expenses of $5.3 million in the third quarter of 1995 increased $0.4 million from $4.9 million in 1994. The Company is realizing the efforts of the disposal of high-operating expense, marginal U.S. properties which are being offset by increases in our Canadian operations; also from the third quarter of 1995 acquisition of the Skelly Waterflood Unit located in Lea County, New Mexico and the start up of the Wellman Plant located in Terry County, Texas. Purchased gas expense increased 5% during the period as demand for volumes have increased slightly. Depreciation, depletion and amortization (DD&A) was $4.7 million in 1995 as compared to $5.4 million in 1994. DD&A for U.S. operations actually declined 26% for the period; however, the decline was offset slightly by increased DD&A from our Canadian operations. Exploration expenses increased $0.1 million in 1995 as dry hole expense increased exploratory drilling. General and administrative (G&A) expenses of $1.9 million have increased from $1.3 million or 46%. The increase in costs were mainly due to legal fees incurred during the quarter. The Company considers these costs as non recurring. Interest expense rose $0.1 million in 1995 from $1.3 million in 1994.

     The Company realized net income of $1.9 million for the third quarter of 1995 as compared to net income of $0.7 million for 1994. Our U.S. operations, net of security sales gains and income taxes, recorded a net profit of $0.1 million for the period, but was negatively impacted by a net loss from our Canadian subsidiary of $1.1 million. Results in Canada reflect three primary factors: substantial interest expenses associated with the 100% financing of the acquired assets, high initial depreciation, depletion, and amortization charges that include amortization of acquisition costs associated with items such as probable reserves that can not yet be recorded as assets, as well as tax and other benefits which will be realized in the future.

                            THE WISER OIL COMPANY
                            ---------------------


NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE SAME PERIOD IN THE PREVIOUS YEAR

     Revenues for nine months ended September 30, 1995 were $49.1 million, an increase of 18%. Revenues from U.S. operations increased 2% to $38.6 million. The increase of $0.6 million was caused by security sales gains of $6.7 million, offset by the effect of property sales that occurred during the fourth quarter of 1994. Our Canadian subsidiary accounted for an additional $7.0 million in revenue for the same period, as its revenues had no impact for six months ended June 30, 1994. Oil and condensate sales of $26.6 million were on the rise from $23.5 million a year ago. The U.S. operations realized a $2.5 million reduction in oil and condensate revenue while the Canadian subsidiary contributed an additional $5.6 million. Canadian operations added 327,000 barrels, while U.S. operations declined 302,000 barrels, due to property sales during the fourth quarter of 1994. Natural gas sales fell in 1995 to $11.6 million from $14.7 million in 1994. U.S. natural gas operations fell $4.4 million while our Canadian subsidiary added another $1.3 million. Canadian operations added 1,372,000 MCF, while U.S. operations declined 663,000 MCF, which was due mainly to property sales during the fourth quarter of 1994. Dividend and interest income decreased $0.2 million as the Company continues its long range plans to liquidate its stock portfolio. Security sale gains were $6.7 million in 1995. Other income rose $0.7 million from $1.0 million in 1994.

     Cost and expenses for the nine months ending September 30, 1995 rose to $44.7 million as compared to $39.6 million in 1994. Production and operating expenses declined $0.5 million from 1994 as U.S. operating expenses declined $2.3 million or 15% and Canada added $1.8 million as its operating expenses had no impact for the six months ended June 30, 1994. Purchased natural gas declined $0.1 million for the time period as demand and pricing fell. Depreciation, depletion and amortization (DD&A) of $14.7 million increased 6% or $0.9 million over the previous year. U.S. operations recorded a 31%, or $3.6 million, drop in DD&A during the first nine months of 1995 while our Canadian operations contributed an additional $4.5 million. Increases in exploration expenses of $1.8 million were mainly due to increased surrendered lease expenses in the U.S. of $0.2 million and dry hole expenses of $0.9 million, and in Canada an increase of $0.3 million in dry hole expense. General and administrative expenses rose $1.5 to $6.0 million. The increase in costs were due to increased staffing for Wiser's Canadian subsidiary, which accounted for $0.8 million and $0.6 million from legal fees incurred in Wiser's U.S. operations. The Company considers these costs as non recurring. The Company's $1.7 million rise in interest expense is mainly due to the additional funds borrowed for the Canadian purchase.

     Net income of $2.4 million for the first nine months of 1995 rose $0.8 million as compared to 1994. U.S. operations recorded a $0.9 million profit from operations before security sales gains and income taxes for the period while our Canadian subsidiary recorded a $3.2 million loss. Results in Canada reflect three primary factors: substantial interest expenses associated with the 100% financing of the acquired assets, high initial depreciation, depletion, and amortization charges that include amortization of acquisition costs associated with items such as probable reserves that can not yet be recorded as assets, as well as tax and other benefits which will be realized in the future.

                             THE WISER OIL COMPANY
                             ---------------------

                          PART II - OTHER INFORMATION
                          ---------------------------


Items 1 through 6 under Part II are not applicable to the quarter ended September 30, 1995.



                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                            THE WISER OIL COMPANY
                                   ---------------------------------------------
                                                 (Registrant)




Date  November 10, 1995                ANDREW J. SHOUP, JR.      (SIGNED)
    ---------------------          ---------------------------------------------
                                       Andrew J. Shoup, Jr.
                                       President and
                                       Chief Executive Officer




Date  November 10, 1995                LAWRENCE J. FINN          (SIGNED)
    ---------------------          ---------------------------------------------
                                       Lawrence J. Finn
                                       Vice President Finance and
                                       Chief Financial Officer