Form 10-K
period 1995-12-31
WISER OIL CO
filed 1996-04-01
CIK 107874

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1995 Commission file number 0-5426

                         ------------------------------

                             THE WISER OIL COMPANY
                             A DELAWARE CORPORATION
                 I.R.S. EMPLOYER IDENTIFICATION NO. 55-0522128
                          8115 PRESTON ROAD, SUITE 400
                              DALLAS, TEXAS 75225
                           TELEPHONE: (214) 265-0080
           Securities registered pursuant to Section 12(b) of the Act


                              Title of each class

                   Common Stock - Par Value, $3.00 Per Share



     Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     As of March 7, 1996, registrant had outstanding 8,939,368 shares of common stock, $3.00 par value ("Common Stock"), which is registrant's only class of common stock.

     The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 7, 1996 was approximately $111 million.


                      DOCUMENTS INCORPORATED BY REFERENCE
   (Specific incorporations are identified under the applicable item herein.) Portions of the registrant's Annual Report to Stockholders for 1995 and the Proxy Statement for the May 15, 1995 Annual Meeting of Stockholders (the "1995 Annual Report to Stockholders" and "the Proxy Statement") are incorporated by reference in Parts I, II, and IV of this Report.

                               TABLE OF CONTENTS
                                  DESCRIPTION

   Item                                                             Page
   ----                                                             -----

                                    PART I

   1.    BUSINESS..................................................    3

   2.    PROPERTIES................................................   14

   3.    LEGAL PROCEEDINGS.........................................   19

   4.    RESULTS OF VOTES OF SECURITY HOLDERS......................   19

                                    PART II

   5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS....................................   20

   6.   SELECTED FINANCIAL AND OTHER DATA..........................   21

   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS........................   22

   8.   FINANCIAL STATEMENTS.......................................   28

   9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES......   28

                                   PART III

   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........   29

   11.  MANAGEMENT REMUNERATION AND TRANSACTIONS...................   29

   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT.................................................   29

   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............   29

                                   PART IV

   14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K...................................................   30

                             THE WISER OIL COMPANY
                             ---------------------

                                     PART I

     ITEM 1 -  BUSINESS
     ------------------

          The Wiser Oil Company ("Wiser" or the "Company") is a Delaware corporation formed in 1970, but was originally organized in Oklahoma in 1905. Wiser is currently engaged in the exploration for, production and acquisition of crude oil and natural gas reserves onshore in the United States and Canada. The Company has its primary United States oil and gas property interests located in Texas, New Mexico, Kentucky and Michigan.
     Its primary oil and gas property interests in Canada are located in the Province of Alberta. On December 15, 1993, the Company listed its stock on the New York Stock Exchange, after having been traded on the NASDAQ Over-the-Counter market since 1972.

     1995 RESULTS

          In 1995, Wiser reported net income of $2,193,000 or $0.25 per share on revenues of $71,681,000. These results compare to 1994 income of $8,988,000 or $1.01 per share on revenues of $65,356,000. Included in 1995 earnings are pre-tax gains of $14,092,000, primarily from the sale of a portion of Wiser's security holdings and, to a lesser extent, oil and gas property sales. Without these gains, Wiser would have reported a $8,111,000 pre-tax loss in 1995 compared to a pre-tax loss net of $9,367,000 in asset sales of $65,000 in 1994. The Company's 1995 pre-tax U.S. profit of $1,624,000, excluding property and security gains, was largely offset by a pre-tax loss of $9,735,000 in Canada. Canadian results were unfavorably impacted by weak natural gas prices, higher than anticipated DD&A costs, and a $4,893,000 non-cash property impairment charge. Operating cash flow for 1995 was $19.2 million.

          Wiser's 1995 oil and condensate sales increased 10%, while 1995 natural gas sales declined 13%. The sharp decline in gas revenues was fueled by a 21% drop in price from $1.73 per MCF in 1994 to $1.37 per MCF from 1995. This decrease in price was offset by increased sales volumes of
     1.1 million MCF or 10% from 1994. The daily production averaged approximately 5,700 BBL of oil, 33,346 MCF of natural gas, and 642 BBL of Natural Gas Liquids.

          The Company's estimated proved reserves at December 31, 1995, were 50,527,000 Barrels of Oil Equivalent (BOE), of which 64% was oil. The Company increased its proved reserves by 22% over 1994.

     WISER'S GROWTH STRATEGY

          The Company's growth in production, proved reserves, and cash flow is through a combination of acquisitions, moderate risk exploration and exploitation of its inventory of existing projects. The Company also emphasizes reducing operating costs and selling marginal or nonstrategic properties.

          The Company believes the reduced margins and low domestic returns will continue to cause the major integrated oil companies' migration of investments overseas, and that undercapitalized domestic independents will continue to be compromised by ongoing price volatility. These events will create opportunities by bringing desirable properties to market. Wiser believes that it has the financial resources and skills to take advantage of these opportunities.

          For Wiser, a property acquisition is only one phase in a continuing process of business growth. Acquisitions are followed by a cycle of reserve enhancement, property consolidation and cash flow acceleration, enabling asset growth and debt reduction. This approach requires well-planned and carefully executed property development and commitment to a selective program of ongoing property dispositions. Wiser targets acquisitions that have ascertainable additional reserve potential, Wiser applies an active drilling, workover and recompletion program to the acquired undeveloped and partially developed properties. Wiser prefers to operate its properties so that it can best influence their exploitation, and the Company therefore operates over two thirds of its production.

          In 1991, Wiser embarked on a plan to cautiously increase its exploration risk profile by drilling prospects with larger reserves potential per well, taking larger working interests in attractive prospects, and concentrating on properties with significant additional development drilling opportunities. To achieve these goals while controlling risk at an acceptable level, a program was implemented to identify prospects in a handful of focus areas where three dimensional (3-
     D) seismic technology can be used to reduce risk and where there are multiple well drilling opportunities. Four major onshore areas were identified: the Permian Basin of West Texas and New Mexico, the Gulf of Texas and Louisiana.

          While Wiser's focus is on medium risk prospects where technology can improve project economics, the Company also evaluates selected higher potential/high risk opportunities and will allocate a small portion of its exploration budget to these projects where there appears to be exposure to large reserve potential at reasonable cost.

          This focused approach to exploration maximizes Wiser's resources and allows the Company to limit its investment in unproven properties by maintaining holdings in undeveloped leases only in areas of active interest. At yearend 1995, Wiser held 122,378 net acres of undeveloped oil and gas leases.

          The Company's domestic exploration and production activities are in four principal areas, West Texas, San Juan Basin, Kentucky and Michigan. In addition, the Company recently acquired assets in Canada which are discussed further in Recent Acquisitions and Rationalizations.

     WEST TEXAS

          The West Texas area includes the Permian Basin of both Texas and New Mexico. Since 1991, the Company has participated in 3-D seismic activity in the Horseshoe Atoll area and made acquisitions in both New Mexico and Texas which have made this area the Company's largest and most important.

          The Scurry Reef 3-D Seismic Project
          -----------------------------------

          In the Horseshoe Atoll area, only a few exploration opportunities remain to be drilled from an original 3-D survey. During 1995, the Company drilled eight wells, five of which were successfully completed. The most significant well was the O'Daniel B1 well, drilled on the Bull's Ear Prospect. Wiser has a 60% working interest in the well, which encountered natural gas in the Cisco Reef. The Company's working interest in the other four wells ranged between 15% and 17%. There are approximately six prospects remaining in Wiser's Pinnacle Reef prospect inventory.

          Wellman Unit, Terry County, Texas
          ---------------------------------

          Wiser has a 62% working interest in the Wellman Unit, a Wolfcamp Reef reservoir located on the northwest edge of the Horseshoe Atoll in the Permian Basin. Wellman produces from an 824 foot gross section under a carbon dioxide (CO\\2\\) enhanced recovery flood. A $6.0 million gross AFE to install CO\\22\\ membranes and reactivate the gas plant was completed in June 1995. Gross natural gas liquids (NGL) averaged 925 barrels per day
     (BPD) since this time.

          An active remedial program increased gross oil production by 10% over 1994 volumes to 1,951 BOPD. During the last six months of 1995, oil production averaged over 2,100 BOPD.

          Operating costs were again significantly lower than originally expected primarily due to the purchased CO\\2\\ volumes being reduced to three MMCF per day due to high bottom hole pressure. This decrease in purchased CO\\2\\volume reduces gross operating costs by $3.0 million per year. It is expected to continue at this lower-purchased volume rate for at least two more years.

          An active remedial program will continue into 1996 to maintain current production rates. A compressor reactivation should be completed by June 1996 to gain an additional 4 million MCF per day of reinjection capacity which will accelerate production rates by over 300 barrels of liquids per day for a total gross cost of $500,000.

          Maljamar Area, Lea County, New Mexico
          -------------------------------------

          In the Maljamar area of Lea County, Wiser has a 100% working interest in two oil units with substantial waterflood potential. After a successful six well pilot program in 1993, the Company began a multi-year 79 well drilling program in 1994 to increase well density to 20 acres spacing from 40 acres currently and reduce the five spot water injection pattern to 40 acres from 80 acres.

          In a further expansion of our efforts in the Maljamar area, Wiser traded for and assumed operatorship of the Skelly Unit on September 1, 1995. This unit, formerly operated by Texaco, will be developed in a fashion similar to that planned for the other two units (discussed further in Recent Acquisitions and Rationalizations).

          Wiser plans to spend $48.0 million exploiting these three units over the next two years. Average gross production from the area at December 31, 1995 was 1,300 BBL of oil per day and is expected to increase to 4,000 BBL per day at December 31, 1996, and 5,400 BBL per day at December 31, 1997.

          In order to capture the economy of scale provided by the now three unit development project, closer cooperation with several large service companies was investigated during 1995. At the end of that investigation, alliance agreements were finalized with Halliburton and Continental Emsco. The services provided by these two companies cover approximately 35% of the remaining capital cost for this project and significant cost reductions are expected to result from these arrangements. In fact, a 10% reduction relative to our pre-alliance cost basis has already been achieved, representing almost $2,000,000 in savings for the project as a whole.

     SAN JUAN BASIN, NEW MEXICO

          Wiser has small non-operated interests in over 2,200 natural gas wells in the San Juan Basin of Northwestern New Mexico. Its share of daily production averaged 6,650 MCFD of natural gas in 1995 versus 5,160 MCFD in 1994. Approximately half of Wiser's San Juan Basin output is from coal seams, which generate Section 29 tax credits. During 1995, the Company participated in a 15 well Dakota/Mesaverde drilling program in the Rincon Unit, where it owns a 2.5% working interest. All of the wells were successfully completed and are on production. During the year, the Company also began marketing directly a portion of its production and, through new gathering agreements, has increased deliveries from its properties. Although Wiser does not operate in this area and its working interests are small, these properties represent a steady, long-lived production base that provide a reliable ongoing stream of cash flow and tax credits.

     KENTUCKY

          Wiser has operated in Kentucky since 1917 and has interest in 22 shallow natural gas fields with over 300 wells. In most of its Kentucky wells, the Company has a 100% working interest. Although daily production from individual wells is low, this Appalachian production receives a premium price because of its location near high-value markets in the Northeastern United States. Typically, Wiser's gas is priced at a premium to the benchmark price for natural gas traded on New York Mercantile Exchange. In addition, Wiser owns and operates an extensive gas gathering system in Kentucky and Tennessee, which gives it a strategic position to deliver gas to market at low cost.

          In early 1995, Wiser expanded its Appalachian operations by acquiring a 75% interest in several gas properties in Clay and Kanawha Counties, West Virginia, including 13,431 acres mostly held by production and began an active drilling program during the year (discussed further in Recent Acquisitions and Rationalizations).

          During 1995, net sales from the Kentucky and West Virginia operations were 7,700 MCFD of natural gas compared to 6,050 MCFD in 1994. Operating costs were reduced during the year and efficiency improved through reducing personnel and increasing employee productivity. Improved lift systems were installed to maximize deliverability and well equipment from marginal producers is being redeployed in drilling operations. Through these efforts, lifting costs in Kentucky were reduced to less than $4.00 per BOE from a cost in excess of $5.00 per BOE.

          Wiser drilled nine wells in Kentucky during 1995 with four gas and two oil completions. In its new West Virginia operation, the Company successfully completed seven natural gas wells, with eight additional wells scheduled for early 1996.

     MICHIGAN

          Wiser owns a 99.5% working interest in the South Buckeye Dundee waterflood project which was largely completed in 1992. In 1994, one additional well was drilled, which offset natural declines. As a result, net oil production for the year averaged 485 BPD, and output is expected to decline slowly over the foreseeable future.

     RECENT ACQUISITIONS AND RATIONALIZATIONS

          Canadian Acquisition
          --------------------

          The Wiser Oil Company Canada Ltd. ("Wiser Canada") was formed in June 1994 to acquire US$53 million in Canadian oil and gas assets from Eagle Resources Ltd. The Eagle acquisition and the formation of the Canadian subsidiary represented a significant strategic development for The Wiser Oil Company by creating an important new core focus area for the Company and greatly expanding its exploration opportunities. As part of the acquisition, Wiser Canada acquired:

          [ ] Proved reserves (after royalties of 21.4 BCF of natural gas and 3.7 million barrels of crude oil and other liquids

          [ ] Probable reserves (before royalties) of 8 BCF and 1.5 million barrels
          [ ] Exploration prospects, many of which were ready to drill
          [ ] 99,000 net undeveloped leasehold acres
          [ ] An extensive seismic database

          As part of the transaction, Wiser Canada also acquired an interest in a favorable natural gas sales contract, as well as accounting, land, marketing and operating systems and equipment. In addition, the Company will receive significant tax benefits from certain tax attributes of the acquired properties.

          Substantially all of Wiser Canada's properties are located in Alberta and are balanced between oil and natural gas. Eight fields account for more than 70% of total reserves. The most important fields include two Wiser operated fields: the Evi oil field, a Paleozoic Granite Wash sandstone producer that accounts for 21% of the Company's total reserves, and the Grande Prairie oil field, which produces from the Triassic Halfway Formation and accounts for 13% of total reserves. The Provost (Wiser operated), Leahurst and Pine Creek Fields account for another 24% of reserves.

          Net daily production (after royalties) during 1995 averaged 1,850 BPD of liquids and 705 MCFD of natural gas from 242 gross wells (68 net wells).

          Wiser Canada is currently active in seven principal Alberta plays:
     Pine Creek, Groat, Evi, Provost, Portage, Maria and Joan. During 1995, the Company participated in the drilling of 13 wells (8 net), of which 7 wells (4 net) were successful. On a net well basis, the Company has a 50% success rate. Spending in Canada totaled $9.6 million in 1995, most of which was for exploration and development. Drilling activities accounted for more than 1.2 million equivalent barrels of reserve additions, more than replacing production during the year. Combined with upward revisions and reserve purchase, reserve additions were 184% of production during the year.

          Agaritta Field Sale and Subsequent Acquisitions
          -----------------------------------------------

          During February 1995, The Wiser Oil Company sold its interest in the Agaritta Field and several smaller properties located in Concho County, Texas, to a private company. Wiser operated the 59.9% owned Agaritta
     Field, which it discovered in 1989, and drilled a total of 55 wells through 1994. The sale price was $6.2 million and the total proved reserves at February 28, 1995 was estimated to be 704,000 BOE.

          In February 1995 and March 1995, Wiser purchased properties in Louisiana, Texas and West Virginia in two unrelated transactions. The Louisiana and Texas properties were purchased from a private company in Midland, Texas, for $2.5 million. Total proved reserves, all of which are producing, are estimated to be 2.0 BCF of natural gas. Approximately 83% of the reserves are located in Reeves County, Texas, one of the

     Company's primary focus areas.

          The West Virginia properties were purchased for approximately $3.4 million, and have an estimated 5.0 BCF of proved reserves. The properties are located in Clay and Kanawha Counties, West Virginia and include a 75% working interest in 55 wells, 16,000 undeveloped acres on the properties and a field gathering system. Wiser has agreed to drill a minimum of 15 wells on the properties by December 1996. The Company has drilled 7 wells during 1995, and plans to drill the other 8 wells in 1996.

          These transactions were completed as a tax-free exchange and resulted in a net increase of 502,000 BOE of total proved reserves. The acquired properties have a much longer reserve life than the Agaritta Field which will cause a modest reduction in our operating income and cash flow in 1995 and 1996. However, management believes that the increase in proved reserves plus the West Virginia developmental opportunities will add substantially more long term value to the Company.

          Skelly Field Property Exchange
          ------------------------------

          In a further expansion of our efforts in the Maljamar area, Wiser traded for and assumed operatorship of the Skelly Unit on September 1, 1995. Wiser traded several Permian Basin properties for the Skelly Unit. The deal netted Wiser 5.3 million BOE's. Wiser traded 7.7 BCF and 774,000 BBL of crude oil and liquids for 2.7 BCF and 6,946,000 BBL of crude oil. In addition, Wiser will have to incur approximately $30.9 million to develop this property over the next two years.

          Property Rationalization
          ------------------------

          As part of the Company's goal of focusing its operations in a small number of key areas, Wiser completed an active domestic property rationalization program during the year. In 1994, the Company sold oil and gas properties with reserves of 2.7 million BOE. Most of these properties had either marginal revenues, high operating expenses or high depletion rates. Wiser completed the transactions without intermediaries, which resulted in an efficient and timely sales process with maximum financial yields. Proceeds of approximately $14 million were used to reduce debt. Because of the active divestiture program in 1994, few properties were earmarked for disposition in 1995. However, several unusual opportunities materialized which allowed Wiser to make tax-free exchanges of mature or non-strategic reserves for properties that hold greater long-term potential for the Company (discussed further in Recent Acquisitions and Rationalizations). The Company completed property exchanges with a total value of $14 million.

          Future Acquisitions
          -------------------

          Wiser regularly pursues and evaluates acquisition opportunities and at any given time may be in various stages of evaluating such opportunities. Such stages may take the form of internal financial and oil and gas property analysis, preliminary due diligence, the submission of an indication of interest, preliminary negotiations, negotiation of a letter of intent, or negotiation of a definitive agreement. While Wiser is currently evaluating a number of potential acquisition opportunities (some of which could be material in size to Wiser), it has not signed a letter of intent with respect to any such material acquisition and currently has no assurance of completing any particular material acquisition or of entering into negotiations with respect to any particular material acquisition.

          Although Wiser expects that its primary acquisition focus for 1996 will be in areas where it currently operates wells, it may acquire properties located outside those areas if desirable opportunities arise. Wiser may also acquire interests in producing or other properties located offshore United States, in foreign countries, or offshore foreign countries. Future acquisitions of properties may take many forms, including purchases for cash or securities, and may include various forms of direct or indirect ownership of oil and gas properties or companies associated with the oil and gas business.

     OIL AND NATURAL GAS PRICES

          In the current market environment, natural gas prices remain volatile. Until recently, demand for natural gas has tended to be seasonal in nature, with peak demand and higher prices occurring in the colder winter months. Wiser's gas price averaged $1.73 per MCF in 1994, 21% higher than the 1995 average of $1.37 per MCF.

          Oil prices, especially vulnerable to complex and unpredictable political and economic forces, plunged to a five year low in December 1993. Management believes that, absent a comprehensive U.S. energy policy, oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries and events in the Middle East. Wiser's oil price averaged $16.91 in 1995 or 8% higher than the prior year average of $15.60.

          From time to time, Wiser buys or sells contracts for the future delivery of oil or gas to hedge a limited portion of its production against exposure to spot market price changes. See Note 1 to the Company's financial statements under Item 8 below.

          The Company's business will be affected by future changes in domestic and international oil and gas prices and the relationship between oil and gas prices. No assurance can be given as to the trend in, or level of, future oil and gas prices.

     GOVERNMENTAL REGULATION OF THE OIL AND GAS INDUSTRY

          The Company's exploration, production and marketing operations are regulated extensively at the federal, state and local levels, as well as by other countries, in which the Company does business. Oil and gas exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, hydrocarbon-producing states have statutes or regulations addressing conservation practices and the protection of correlative rights, and such regulations may affect Wiser's operations and limit the quantity of hydrocarbons Wiser may produce and sell. Other regulated matters include marketing, pricing, transportation, and valuation of royalty payments.

          Federal legislation and regulatory controls in the United States have historically affected the price of the natural gas produced by the Company and the manner in which such production is marketed. The transportation and sales for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the FERC regulations promulgated thereunder. Maximum selling prices of "first sales" of certain categories of natural gas, whether sold in interstate or intrastate commerce, previously were regulated pursuant to the NGPA. "First sales" typically include sales made by producers and by non-pipeline, non-local distribution company marketers of natural gas. The NGPA established various categories of natural gas and provided for gradual deregulation of prices for such sales of several categories of natural gas. All price deregulation contemplated under the NGPA has now taken place. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act of 1989 deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by the Company of its own production; consequently, sales of the Company's natural gas currently may be made at market prices, subject to applicable contract provisions.

          The FERC also regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, through Order No. 436, Order No. 500 and Order No. 636 rule makings, the FERC has endeavored to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. A related effort has been made with respect to intrastate pipeline operations pursuant to the FERC's NGPA Section 311 authority, under which the FERC establishes rules by which intrastate pipelines may participate in certain interstate activities without becoming subject to full NGPA jurisdiction. These orders have gone through various permutations, but have generally remained intact as promulgated. The FERC considers these changes necessary to improve the competitive structure of the interstate natural gas industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers than has historically been the case.

          The FERC's latest action in this area, Order No. 636 issued April 8, 1992, reflected the FERC's finding that under the current regulatory structure, interstate pipelines and other gas merchants, including producers, do not compete on a "level playing field" in selling natural gas. The FERC asserted that Order No. 636 was designed to equalize that marketplace. This equalization process was to be implemented through negotiated settlements in individual pipeline service restructuring proceedings, designed specifically to "unbundle" those services (e.g., transportation, sales and storage) provided by any interstate pipeline so that producers of natural gas may secure services from the most economical source, whether interstate pipelines or other parties. In many instances, the result of the FERC initiatives has been to substantially reduce or bring to an end the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. The FERC has issued final orders in virtually all pipeline restructuring proceedings.

     ENVIRONMENTAL MATTERS

          Wiser, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater.

          Wiser has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. These costs are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters; however, the Company does not believe any such additional expenses materially affect its business. Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect Wiser any differently or to any greater or lesser extent than to other companies in the industry.

          Wiser does not believe that compliance with federal, state or local provisions regulating the discharge of Wiser's materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries, but there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.

     OPERATIONAL RISKS AND INSURANCE

          The Company's operations are subject to the usual hazards incident to the drilling and production of oil and natural gas, such as blowouts, catering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. As a result, the Company could incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate the funds available for development, acquisitions or exploration, or result in the loss of the Company's properties.

          The Company maintains insurance of various types to cover its operations. The Company presently maintains a $1 million general liability policy and a $20 million excess liability policy. The Company also carries additional insurance, including policies covering certain commercial property (including the Company's gas gathering and processing plants), workers' compensation policies, a business auto policy and an electronic equipment protection policy.

          The Company's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. Among other things, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations.

     COMPETITION

          The oil and gas industry is highly competitive. As an independent oil and gas company, the Company frequently competes for reserve acquisitions, exploration leases, licenses, concessions and marketing agreements against companies with substantially larger financial and other resources that the Company possesses.

     EMPLOYEES

          On December 31, 1995, Wiser had 123 full-time employees.

     OFFICES

          Wiser's principal office is located at 8115 Preston Road, Suite 400, Dallas, Texas 75225. The Company maintains a regional office in Corbin, Kentucky. The office of Wiser's Canadian subsidiary, The Wiser Oil Company Canada Ltd. is 645 7th Avenue, S.W., Suite 2550, Calgary, Alberta T2P-4G8.

     ITEM 2 - PROPERTIES
     -------------------

     PRODUCTIVE OIL AND GAS WELLS

          The following table sets forth, as of December 31, 1995, Wiser's productive oil and gas wells (both producing wells and wells capable of production). The numbers in parentheses indicate the number of wells with multiple completions.


                   United States  Canada  Total
                   -------------  ------  -----

Gross Wells (a)

   Oil                       839     170  1,009

   Gas                     2,641      72  2,713
                           -----     ---  -----

      Total                3,480     242  3,722
                           =====     ===  =====



Net Wells (b)

   Oil                       582      43    625

   Gas                       397      25    422
                           -----     ---  -----

      Total                  979      68  1,047
                           =====     ===  =====



       (a) The total number of wells in which interests are owned.
       (b) The sum of fractional interests.

       Approximately 2,200 of the Company's gross gas wells are located in the San Juan Basin. The Company has a non-operated working interest in these wells ranging from .5% to 2.5%.

     WELLS DRILLED

          In the table below are the gross and net wells drilled by the Company in the United States and Canada for the years ended December 31, 1995, 1994, and 1993.

                           UNITED STATES   CANADA (1)     TOTAL
                           -------------  -----------  ------------
1995                       Gross   Net    Gross   Net  Gross   Net
                           -----  -----   ------  ---  -----  -----
   Exploratory:
      Oil                      6      2       0    0      6      2
      Gas                      3      1       3    2      6      3
      Dry                     10      3       4    2     14      5
                              --     --      --    -     --     --
          Total               19      6       7    4     26     10

   Development:
      Oil                     24     20       0    0     24     20
      Gas                     24      7       4    2     28      9
      Dry                      2      2       2    2      4      4
                              --     --      --    -     --     --
          Total               50     29       6    4     56     33
                              --     --      --    -     --     --

             TOTAL 1995       69     35      13    8     82     43

1994
   Exploratory:
      Oil                      4      1       2    1      6      2
      Gas                      0      0       1    1      1      1
      Dry                      7      2       7    3     14      5
                              --     --      --    -     --     --
          Total               11      3      10    5     21      8

   Development:
      Oil                     14     12       1    0     15     12
      Gas                     20      3       0    0     20      3
      Dry                      6      2       1    0      7      2
                              --     --      --    -     --     --
          Total               40     17       2    0     42     17
                              --     --      --    -     --     --
             TOTAL 1994       51     20      12    5     63     25

1993
   Exploratory:
      Oil                     11      5                  11      5
      Gas                      2      1                   2      1
      Dry                     17      5                  17      5
                              --     --                  --     --
          Total               30     11                  30     11

   Development:
      Oil                     16     10                  16     10
      Gas                      7      2                   7      2
      Dry                      4      3                   4      3
                              --     --                  --     --
          Total               27     15                  27     15
                              --     --                  --     --
             TOTAL 1993       57     26                  57     26

            (1) Prior to 1994 all operations were located in the United States.

     ACREAGE

          The undeveloped and developed leased acreage that Wiser held as of December 31, 1995, are as follows:

                                                Undeveloped               Developed
                                                -----------               ---------
                                          Gross Acres   Net Acres   Gross Acres  Net Acres
Alabama                                         1,225         189            0          0

Illinois                                          315         141            0          0

Kentucky                                       21,665      20,840       80,634     72,583

Louisiana                                       1,170         246        2,933        589

Michigan                                          919          88        5,362      4,960

N. Dakota                                      18,619       2,309        1,480        353

New Mexico                                      4,977       4,377       29,634     21,989

Ohio                                              205         205          181         85

Tennessee                                       2,266       2,030        4,879      4,716

Texas                                          26,454       8,241       44,501     19,019

West Virginia                                   4,379       3,065       14,855     10,366

Wyoming                                            60           1            0          0

Canada, Alberta                               162,516      78,338       54,736     18,048

Canada, British Columbia                        4,678       2,308          519        114
                                            ---------     -------      -------    -------
                                              249,448     122,378      239,714    152,822
                                            =========     =======      =======    =======

     The undeveloped and developed mineral and royalty acreage that Wiser held as of December 31, 1995, are as follows:

                                               Undeveloped                  Developed
                                               -----------                  ---------
                                        Gross Acres    Net Acres    Gross Acres  Net Acres
Alabama                                      1,029           45              0          0

Arkansas                                     2,773          340             40          5

Colorado                                    22,276        1,256            640         43

Kentucky                                       661          501          6,273      6,098

Michigan                                     3,404          323          1,695        144

Montana                                    350,923       64,987         42,804      8,482

New Mexico                                   5,950          703         12,013      1,185

N. Dakota                                  753,421      105,462         65,968      8,437

Oregon                                      36,671        3,113              0          0

Ohio                                             0            0             80         50

Oklahoma                                     2,367          710          3,522      2,342

South Dakota                                37,613        4,846          4,400        393

Tennessee                                        0            0            164        164

Texas                                        8,936        2,307         32,879      2,533

Utah                                        42,115        6,112         33,747        593

Wyoming                                      8,166          381          2,666        234

Canada, Saskatchewan                        24,936        3,197          1,760        163

Canada, Manitoba                             5,120          387              0          0

Other      (17 states)                      93,320        9,677              0          0
                                         ---------      -------        -------    -------
                                         1,399,681      204,347        208,651     30,866
                                         =========      =======        =======    =======

PRODUCTION, PRICE AND COST

     The following table sets forth, for the three years ended December 31, Wiser's production, average prices and production cost of oil and gas. Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.


                               1995    1994   1993 (1)
                              ------  ------  --------
Production:

    Oil   (MBBL)
         United States         1,445   1,794    1,323
         Canada                  635     310        -
                              ------  ------  -------

         Total Company         2,080   2,104    1,323

    Gas  (MMCF)
         United States (2)     9,418   9,804    8,296
         Canada                2,753   1,272        -
                              ------  ------  -------
         Total Company        12,171  11,076    8,296

    NGL   (MBBL)
         United States           212     163      145
         Canada                   40      10        -
                              ------  ------  -------
         Total Company           252     173      145

Average Prices:
    Oil  (per BBL)
         United States         17.14   15.48    16.44
         Canada                16.38   16.32        -
                              ------  ------  -------
         Total Company         16.91   15.60    16.44



    Gas  (per MCF)
         United States          1.46    1.79     2.07
         Canada                 1.05    1.23        -
                              ------  ------  -------
         Total Company          1.37    1.73     2.07

    NGL   (per BBL)
         United States          9.67    8.93     9.42
         Canada                12.45   10.15        -
                              ------  ------  -------
         Total Company         10.11    9.00     9.42

Average Cost per BOE (3)
         United States          5.37    5.74     6.27
         Canada                 2.76    3.22        -
                              ------  ------  -------
         Total Company          4.74    5.41     6.27

     (1) Prior to 1994 all of the Company's reserves were located in the United States.
     (2) Natural gas sales volumes have been increased for volumes attributable to resales as follows: 1995 -500 MMCF, 1994 - 469 MMCF, and 1993 - 666 MMCF.
     (3) Gas volumes have been converted to equivalent barrels based on a 6:1 ratio.

ESTIMATED RESERVE AND RESERVE VALUE INFORMATION

     The following information relating to estimated reserve quantities, reserve values and discounted future net revenues is derived from, and in its entirety by reference to, the more complete reserve and revenue information and assumptions included in the Company's financial statements under Item 8 below. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve information represents estimates only and should not be construed as being exact.

                                              1995      1994      1993
                                            --------  --------  --------
Estimated Proved Reserves:

     Oil, Condensate & NGL (MBBL)             32,208    23,430    21,242
     Natural Gas (MMCF)                      109,915   107,920   103,317
     Barrels of Oil Equivalent (MBOE)         50,527    41,417    38,462

     Future Net Revenue before taxes (M$)    401,037   272,776   241,251

     Present Value of Future Net
      Revenues before taxes (M$)             235,416   160,804   137,149

Estimated Proved Developed Reserves:
     Oil, Condensate & NGL (MBBL)             21,556    18,799    17,112
     Natural Gas (MMCF)                      102,026    98,370    96,069
     Barrels of Oil Equivalent (MBOE)         38,560    35,194    33,124

Average Prices Used In Value Calculation:
     Oil & Condensate (per BBL)             $  18.19  $  16.11  $  13.35
     Natural Gas Liquids                    $  12.87  $   9.80  $   9.07
     Natural Gas (per MCF)                  $   1.84  $   1.57  $   2.34


     See supplementary financial information of the 1994 Annual Report for additional information.

     The Company believes that no major discovery or other favorable or adverse event has occurred since December 31, 1995, which would cause a significant change in the estimated proved reserves reported herein. The estimates above are based on year-end pricing in accordance with the Securities and Exchange Commission guidelines and do not reflect current prices.

TITLE TO INTERESTS

     The Company believes that its title to the various interests set forth above is satisfactory and consistent with the standards generally accepted in the oil and gas industry, subject only to immaterial exceptions which do not detract substantially from the value of the interests or materially interfere with their use in the Company's operations. The interest owned by the Company may be subject to one or more royalty, overriding royalty and other outstanding interests customary in the industry. The interest may additionally be subject to burdens such as net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions, none of which detract substantially from the value of the interest or materially interfere with their use in the Company's operations.

     ITEM 3 -  LEGAL PROCEEDINGS
     ---------------------------

          The Company and its subsidiaries and affiliates are named defendants in lawsuits and are involved in governmental proceedings from time to time, all arising in the ordinary course of business. Although the outcome of these lawsuits and proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position of the Company.

     ITEM 4 -  RESULTS OF VOTES OF SECURITY HOLDERS
     ----------------------------------------------

          No matters were submitted to security holders during the fourth quarter of the year ended December 31, 1995.

                             THE WISER OIL COMPANY
                             ---------------------

                                    PART II

     ITEM 5 -  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
     ------------------------------------------------------
               RELATED SECURITY HOLDER MATTERS
               -------------------------------

          Wiser's common stock, par value $3.00 per share, began trading on the New York Stock Exchange on December 15, 1993, under the symbol WZR, previously the stock had traded Over-the-Counter with the NASDAQ symbol:
     WISE.

          The quarterly high and low sales prices for the Common Stock of The Wiser Oil Company and dividends per share during the years ended December 31, 1995, 1994 and 1993 were as follows:


                   High    Low    Dividends
                   ----    ---         Paid
                                       ----
1995
   1st Quarter    $14.75  $13.38       $.10
   2nd Quarter     15.00   13.13        .10
   3rd Quarter     14.38   13.00        .10
   4th Quarter     13.75   10.88        .10

1994
   1st Quarter     18.88   15.75        .10
   2nd Quarter     16.63   15.00        .10
   3rd Quarter     17.38   15.75        .10
   4th Quarter     17.75   13.13        .10

1993
   1st Quarter     15.63   13.13        .10
   2nd Quarter     18.13   15.38        .10
   3rd Quarter     17.25   15.50        .10
   4th Quarter     19.13   16.00        .10

          At March 1, 1996, the Company's 8,939,368 shares of common stock outstanding were held by approximately 1,164 shareholders of record and approximately 4,100 beneficial owners.

          Each share of the Company's common stock also represents one common stock purchase right which, under certain circumstances, would entitle the holder to acquire additional shares of common stock. Refer to Item 14(B) 2.

          The Company does not have a dividend policy, although it has paid cash dividends for the previous 101 quarters. Dividends are reviewed and declared by the Board of Directors each quarter, and no assurances can be made as to the amount or whether such dividends will be continued in the future.

 ITEM 6 -  SELECTED FINANCIAL AND OTHER DATA
 -------------------------------------------

     The following table presents selected financial and operating information for each of the five years ended December 31. Share and per share amounts refer to common shares. The following information should be read in conjunction with the financial statements presented elsewhere herein.


                                              1995        1994        1993        1992        1991
                                             -------     -------     -------     -------     -------
FINANCIAL DATA (000's except  per
 Share Data)
   Revenues                                $  71,681   $  65,356   $  42,921   $  40,182   $  41,992
   Net Income                              $   2,193   $   8,988   $   1,016   $     477   $   2,498
   Operating Cash Flow                     $  19,239   $  23,134   $  16,777   $  17,653   $  22,007
   Cash and Cash Equivalents               $   1,397   $   2,714   $   3,499   $  14,525   $  16,581
   Long Term Debt                          $  74,171   $  78,013   $  46,777   $     213   $     265

   Stockholders' Equity                    $ 101,132   $ 105,427   $ 105,116   $  87,241   $  90,339
   Total Assets                            $ 203,407   $ 210,791   $ 177,782   $ 102,340   $ 106,894

   Shares Outstanding                          8,939       8,939       8,939       8,938       8,938

   Per Share Data
     Net Income*                           $     .25   $    1.01   $     .11   $     .05   $     .28
     Cash Dividends                        $     .40   $     .40   $     .40   $     .40   $     .50
     Stockholders' Equity                  $   11.31   $   11.79   $   11.76   $    9.76   $   10.11

   Capital Expenditures                    $  31,052   $  73,186   $  72,321   $  17,218   $  15,656

NUMBER OF EMPLOYEES                              123         130         116         109          99

WELLS DRILLED
   Gross Wells                                    82          63          57          43          88
   Net Wells                                      43          25          26          24          43
     Oil Wells                                    22          14          15           6          19
     Gas Wells                                    12           4           3           7          10
     Dry holes                                     9           7           8          11          14
   Footage Drilled (000's)                       205         132         201          97         175

NET ACREAGE
   Undeveloped Lease                         122,378     139,959      62,300     107,500     117,200
   Mineral and Royalty                       235,213     234,035     233,500     232,200     232,100

PRODUCTION (000's)
   Oil Production (BBL)                        2,080       2,104       1,323       1,159       1,192
   Natural Gas Sales (MCF)                    12,171      11,076       8,296       6,996       6,291
   Liquids Sales (BBL)                           252         173         145         139         139

AVERAGE PRICES
   Oil Price per BBL                       $   16.91   $   15.60   $   16.44   $   19.07   $   19.85
   Gas Price per MCF                            1.37        1.73        2.07        1.95        1.91
   NGL Price per BBL                           10.11        9.00        9.42       10.11       11.08

     * Based on average number of shares outstanding.

 ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 -----------------------------------------------------------
     CONDITION AND RESULTS OF OPERATIONS
     -----------------------------------

 COMPARISON OF 1995 RESULTS TO 1994

 Net income for 1995 was $2.2 million, compared to net income in 1994 of $9.0 million. In 1995, Wiser adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). As a result of the new accounting standard and low gas prices in Canada, the Company recognized a non-cash charge of $4.9 million against 1995 earnings, all related to impairments of its Canadian properties. No such charge was required in 1994. Wiser continued to liquidate its portfolio of marketable securities in 1995, with a realized gain of $13.1 million, which exceeded the $7.5 million in security sales gains realized in 1994. Deferred taxes increased by $3.2 million in 1995 as the Company did not benefit from the recognition of previously reserved deferred tax assets as it had in 1994. Earnings per share was $0.25 in 1995 compared to $1.01 in 1994.

 Total revenues for 1995 were $71.7 million, a $6.3 million increase from 1994. The increase was primarily attributed to a $5.6 million increase in security sales gains in 1995 as the Company continued to liquidate its portfolio of marketable securities. Oil and gas sales revenues remained relatively constant, increasing approximately 2.0% to $54.4 million due to a 6.0% growth in production of barrels of oil equivalent (BOE), partially offset by a 4.0% drop in the average price received per BOE. Natural gas prices dropped by 21.0% in 1995 to $1.37 per MCF, while oil and natural gas liquids (NGL) prices improved 8.0% and 12.0% from 1994 to average $16.91 and $10.11, respectively, during 1995.

 Revenues from production for 1995 were $54.4 million, slightly greater than 1994 net revenue. Average daily production during 1995 was 11,949 BOE, up from 11,296 BOE in 1994, although average product prices dropped $0.51 per BOE to $12.47 per BOE in 1995. The Company placed 64 wells on production in 1995, including 16 wells in the expanded Maljamar project and 7 wells on Wiser's Canadian prospects. The Company plans to continue the development of the expanded Maljamar project in 1996, as well as pursue various projects in the United States and Canada. Additionally, in 1995 the Company completed several exchanges of properties to enhance its interests in strategic locations. Production and operating expenses for 1995 decreased by 7% to $20.7 million as Wiser realized the benefits of non-strategic property sales in late 1994. Operating costs per BOE, were $4.74 per BOE, down from $5.41 per BOE in 1994.

 Dividends and interest revenues were down 25.0% in 1995, to $1.2 million from $1.6 million, due primarily to the Company's continued liquidation of its marketable securities portfolio and less cash on-hand for investment.

 Depreciation and depletion (D&D) costs increased 9.0% to $19.8 million in 1995. The increase was due to an additional $4.8 million in Canadian D&D (due to a full year of ownership in 1995), partially offset by a $3.2 million decrease from the 1994 sale of non-strategic properties with high D&D rates.

 The D&D rate per BOE increased slightly to $4.54 per BOE in 1995 from $4.41 per BOE in 1994. Management anticipates that the D&D rate will stabilize in 1996 based on engineering estimates.

 Exploration costs in 1995 increased $1.7 million, a 41.0% increase from 1994. The increase was due primarily to higher dry hole costs in 1995.

 General and administrative expenses increased 26.0% in 1995 to $8.2 million. $1.0 million of the increase was due to a full year of Canadian operations, while another $0.7 million was attributable to legal costs.

 Interest expense increased to $5.6 million in 1995 from $3.9 million in 1994 due to a full year's interest on the $52.0 million in debt incurred for the purchase of Wiser Canada. In February 1995, the Company entered into an agreement to cap interest rates on its debt at 7.0% from April 1995 through September 1996. The agreement provides a notional principal amount of $78.0 million. The cost of the cap of $445 thousand will be amortized over the life of the agreement. Any benefits realized as a result of the agreement will be recorded as a reduction in interest expense. Management believes that in the current environment of interest rate uncertainty, this agreement provides stability and will better position the Company to manage its cost of funds.

 The effective income tax rate jumped to 63.3% in 1995 from 4.7% in 1994, due primarily to 1994 benefits realized from recognition of previously reserved deferred tax assets and an increased impact of foreign net operating losses for which no current tax benefit is available.


 COMPARISON OF 1994 RESULTS TO 1993

 Net income for 1994 was $9.0 million compared to $1.0 million in 1993. Increased earnings were due to gains on the sales of both securities and oil and gas properties of $7.5 million and $1.9 million, respectively. Pre-tax results of operations, excluding gains on asset sales were $65 thousand in 1994 contrasted with a loss of $1.0 million in 1993.

 Oil and gas sales increased 33% over 1993, primarily due to a full year impact of the mid-1993 Mobil acquisition and revenues from the mid-1994 Canadian purchase. Increased production was partially offset by lower average prices in 1994. Average oil and gas prices dropped 5% and 16%, respectively from 1993. Reported 1994 results from Canadian operations were slightly lower than expected as a result of unanticipated dry hole costs and slightly higher operating costs.

 Total 1994 revenues jumped to $65.4 million from $42.9 million in 1993. The increase was due to gains on asset sales of $9.4 million and an increase totaling $13.1 million, or 31%, in oil and gas sales revenues. The 31% jump was due to increased production of all products, partially offset by lower average prices compared to 1993. Major factors in the increase were a full year of production on the Mobil acquisition, which accounted for $9.3 million, and the effects of the Canadian purchase, which added $6.7 million. Increased production and revenues were also realized in the Maljamar Grayburg and Caprock Maljamar Units as a result of enhanced recovery projects. This area generated production revenues of $2.9 million in 1994 compared to $2.1 million in 1993. These increases were slightly offset by a $1.4 million decline in revenues due to sales of non-strategic properties.

 Production and operating expenses increased 24.6% in 1994 to $22.3 million, in line with production.

 The increase was partially offset by savings of $3.0 million due to increased cost controls and approximately $0.9 million of benefits realized due to non-strategic property sales. Production and operating expenses per BOE dropped from $6.27 in 1993 to $5.41 in 1994. Significant cost reductions were realized in both the Maljamar Field and the Wellman Unit. As a result of fully implementing enhanced recovery projects and focusing on controlling field level expenses, costs per BOE in these areas dropped from $9.85 in the Maljamar Field and $19.00 in the Wellman Unit, respectively in 1993, to $7.19 and $9.00, respectively, in 1994. The Canadian properties also contributed to the overall decline in costs per BOE by averaging $3.22 per BOE in operating costs in 1994.

 D&D increased 24% in 1994 to $18.2 million. The effects of increased production from the Canadian and Mobil acquisitions were slightly offset by property sales. D&D per BOE dropped from $5.14 in 1993 to $4.41 in 1994.

 1994 exploration expenses increased slightly to $4.1 million from $3.6 million due mostly to new exploratory drilling activity in the Company's Canadian operations.

 The acquisition of Wiser Canada also required additional personnel, which caused $0.9 million of the $1.1 million increase in general and administrative expenses from 1993.

 Interest expense increased in 1994 as the Company paid a full year of interest on the debt related to the Mobil acquisition and incurred interest on an additional $52.0 million in debt related to the mid-1994 Canadian acquisition.

 Income taxes in 1994 were reduced by utilizing $1.3 million in tax credits generated from the Company's San Juan Basin properties. Wiser was able to utilize only $0.5 million of these credits in 1993. In 1994, management determined that certain tax assets that had been reserved were likely realizable due to Company plans to liquidate its marketable securities portfolio. As a result, in 1994 Wiser reduced income tax expense by $2.3 million and its effective income tax rate for 1994 dropped to 4.7%.

 CAPITAL COMMITMENTS

 During 1995, Wiser incurred $31.0 million in capital expenditures, composed of $16.6 million in costs to develop oil and gas properties, $6.2 million in property acquisitions, $5.0 million for exploration and $3.2 million on gas plant expansion projects.

 The main focus of development and exploration costs in 1995 was in the Maljamar area, where the Company continues to be involved in a significant development project. In 1995, Wiser spent approximately $8.7 million on the project, resulting in 16 productive wells, with 5 wells in various stages of completion or drilling at yearend. The project increased average daily gross production in the Maljamar area to 890 barrels per day from 650 barrels per day in 1994. Average daily gross production exceeded 1,300 barrels per day in December 1995. In Canada, 4 development wells were completed in 1995, focusing on the Pine Creek Field, where Wiser has a 26.25% interest. In total, the Company participated in 82 wells, completing 64 as producing, compared to 63 and 42 wells in 1994. Exploration and development expenditures are expected to approach $53 million in 1996 as the expanded Maljamar project is further developed.

 The Company spent $6.2 million in acquisitions in 1995, of which $3.2 million related to Canadian acquisitions in and around owned properties. During 1995, Wiser completed several property exchanges, the most significant of which was the acquisition of the Skelly Unit in Eddy County, New Mexico. This acquisition was treated as an exchange of similar assets and has increased the scope of the Maljamar project, with estimated net proved reserves totaling approximately 7.4 million BOE at yearend 1995.

 In 1995, the Company expended $3.2 million on the Wellman Unit in conjunction with a $6 million project to enhance recovery of gas and NGLs. Results have been positive, with oil and NGL production up to 2,175 barrels per day (BPD) and 1,000 BPD from 1,800 BPD of oil and no NGLs prior to project implementation.

 CAPITAL RESOURCES

 Wiser had total assets of $203.4 million at December 31, 1995. Total capitalization was $175.3 million, composed 42% of long-term debt and 58% of stockholders' equity. During 1995, net cash provided by operations was $19.2 million, a decrease of 17% from 1994.

 The Company maintains a $150.0 million revolving credit facility (1994 Revolver). The amounts available for borrowing are determined under formulas related to oil and gas reserves. The borrowing base at December 31, 1995 was $80.0 million. Available loan and interest options are base rate loans at the bank's prime interest rate and one to six month term loans with fixed interest at either the LIBOR or CD rate plus .63%. A .25% commitment fee is charged on the unused borrowing base. The credit agreement requires the Company to, among other things, maintain certain minimum net worth and current ratio requirements, as well as certain other restrictions. At December 31, 1995, $73.0 million was outstanding on the 1994 Revolver.

 During 1995, the Company obtained a $50.0 million multiple advance term credit facility (Maljamar Debt) (see Footnote 3 to financial statements) to finance its expanded Maljamar project. The credit facility is collateralized by and has recourse against only the Maljamar project properties. By entering into this agreement, the Company has limited its liabilities while retaining a higher borrowing base under the 1994 Revolver. These benefits come with a cost of a 1.37% to 1.80% higher interest rate on the Maljamar Debt as compared to the terms of the 1994 Revolver. At December 31, 1995, $1.2 million was outstanding on the Maljamar Debt.

 In 1994, the Company decided to begin an orderly liquidation of its securities portfolio. Wiser plans to liquidate the portfolio in such a manner as to maximize available tax credits in order to minimize the tax impact of liquidation. Proceeds will initially be used to reduce debt but may be reinvested in oil and gas assets.

 LIQUIDITY

 The Company believes it has adequate capital resources to meet the requirements of its business. However, future cash flows are subject to many variables including production levels and oil and gas prices. No assurances can be made that operations or capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

 Wiser's Canadian operations are subject to exchange rate fluctuations based on the relative value of the Canadian dollar (CDN) to the U.S. dollar. Exchange rate fluctuations are recorded as translation adjustments directly to stockholders' equity. The Company could be subject to risk of loss to the extent that Canadian assets are sold at lower exchange rates than when they were acquired. Historically, Wiser has not entered into agreements to hedge this risk, but may in the future if it is deemed advantageous.

 FUTURE TRENDS

 Wiser intends to continue increasing production and reserves through drilling and property acquisitions. Although future performance is difficult to predict, the following factors will likely impact future operating results and financial condition:

 CONTINUING VOLATILITY OF PRODUCT PRICES

 Spot gas prices remained volatile during 1995. Average 1995 monthly prices ranged from approximately $1.61 per MCF in December to $1.18 per MCF in August. The overall average gas price received dropped from $1.73 per MCF in 1994 to $1.37 per MCF in 1995. Spot oil prices, which are volatile due to a myriad of unpredictable political and economic forces, improved during 1995. Wiser's 1995 average realized price varied from a low of $16.05 per BBL in October to a high of $18.21 per BBL in April. The annual average oil price increased from $15.60 per BBL in 1994 to $16.91 per BBL during 1995. Absent a comprehensive U.S. energy policy, management believes that oil prices will continue to fluctuate in response to changes in OPEC policies and events in both the Middle East and certain other non-OPEC countries. Management also believes that gas price volatility will continue and may not conform to historical cycles based on heating seasons. To mitigate some of this volatility, the Company plans to continue to prudently use various commodity hedging techniques. In 1996, the Company has entered into positions to hedge 3.1 BCF of 1996 gas production and
 1.3 million barrels of oil at average prices of $1.92 per MMBTU and oil price collars from $15.91 to $19.66 per BBL, respectively.

 ENVIRONMENTAL REGULATION

 The Company operates under numerous state and federal laws regulating the discharge of materials into, and the protection of, the environment. In the ordinary course of business, Wiser conducts an ongoing review of the effects of these various environmental laws on its business and operations. The estimated costs of continued compliance with current environmental laws, based on currently available information, is not material to the Company's financial position or results of operations.

 INFLATION

 While certain costs are affected by the general level of inflation, factors unique to the petroleum industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and gas prices. Although it is particularly difficult to estimate future prices of oil and gas, price fluctuations have had, and will continue to have, a material effect on the Company.

 ITEM 8 -  FINANCIAL STATEMENTS
 ------------------------------

   The following financial statements of the Company and report of Independent Public Accountants set forth in the Company's 1995 Annual Report to Stockholders are incorporated herein by reference:

   Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1995, 1994 and 1993

   Consolidated Balance Sheets as of December 31, 1995, 1994 and 1993

   Consolidated Statements of Cash Flow for the years ended December 31, 1995, 1994 and 1993

   Notes to Consolidated Financial Statements

   Supplemental Financial Information

   Report of Independent Public Accountants

 ITEM 9 -  DISAGREEMENTS ON ACCOUNTING
 -------------------------------------
     AND FINANCIAL DISCLOSURES
     -------------------------

   No disagreements on accounting and financial disclosures occurred during the twenty-four months prior to December 31, 1995.

                             THE WISER OIL COMPANY
                             ---------------------

                                    PART III

 ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS
 ------------------------------------------
     OF THE REGISTRANT
     -----------------

   The information required by this item will be contained in the Company's definitive Proxy Statement for the May 20, 1996 Annual Meeting of Stockholders (the Proxy Statement) under the headings "Election of Officers" and "Executive Officers" and is incorporated herein by reference.

 ITEM 11 - MANAGEMENT REMUNERATION AND TRANSACTIONS
 --------------------------------------------------

   The information required by this item will be contained in the Company's definitive Proxy Statement for the May 20, 1996 Annual Meeting of Stockholders under the heading "Executive Compensation" and is incorporated herein by reference.

 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
 --------------------------------------------------
     OWNERS AND MANAGEMENT
     ---------------------

   The information required by this item will be contained in the Company's definitive Proxy Statement for the May 20, 1996 Annual Meeting of Stockholders under the heading "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

 ITEM 13 - CERTAIN RELATIONSHIPS AND
 -----------------------------------
     RELATED TRANSACTIONS
     --------------------
  No transactions have occurred during the year which require disclosure under this item.

                             THE WISER OIL COMPANY
                             ---------------------

                                    PART IV

 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
 -------------------------------------------------
     AND REPORTS ON FORM 8-K
     -----------------------

 A.  Financial Statements

  1. All financial statements as set forth under Item 8 of this report on Form 10-K.

  2. Financial Statement Schedules

       Included in Part IV of this report:              Page

       Consent of Independent Public Accountants         32

   Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

 B. No reports on Form 8-K were filed during the last quarter of the year covered by this annual report.

C. Exhibits

   Exhibit
   Numbers
   -------
    (3.1) Certificate of Incorporation, as amended, incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K (Commission File No.0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

    (3.2)  Bylaws of the Company, as amended, incorporated by reference to
           Exhibit 4.3 to the Company's report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

    (4.1) Rights Agreement dated as of October 25, 1993 by and between the Company and Chemical Bank (as successor to Bank One Texas, N.A.), as Rights Agent, which includes as Exhibit 2 thereto the Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

    (4.2) Credit Agreement dated June 23, 1994 among The Wiser Oil Company and The Wiser Oil Company Canada Ltd., as Borrowers, and NationsBank of Texas, N.A., as Agent, and Certain Financial Institutions Listed on the Signature Pages Thereto, as Banks, incorporated by reference to the Exhibit 10.1 to the report on Form 8-K dated

           July 11, 1994 as amended August 17, 1994.

    (4.3) Credit Agreement dated November 29, 1995 among The Wiser Oil Company and Maljamar Development Partnership,L.P. as Borrowers, and NationsBank of Texas, N.A., as Agent, and Certain Financial Institutions Listed on the Signature Pages thereto, as Banks.

   (10.1) Purchase and Sale Agreements made as of May 31, 1994 among Eagle Resources Ltd., Caneagle Resources Corporation, The Erin Mills Investment Corporation and The Wiser Oil Company, incorporated by reference to Exhibit 10 to the report on Form 8-K dated July 11, 1994 as amended August 17, 1994.

   (10.2)* Employment Agreement dated August 1, 1994 between the Company and
           Allen J. Simus, incorporated by reference to Exhibit 10 (d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   (10.3)* Employment Agreement dated July 1, 1991 between the Company and
           Andrew J Shoup, Jr.

   (10.4)* The Wiser Oil Company 1991 Stock Incentive plan, as amended, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 33-62441), filed on September 8, 1995.

   (10.5)* The Wiser Oil Company 1991 Non-employee Directors' Stock Option Plan.

   (10.6)* Employment Agreement dated November 1, 1993 between the Company and
           Lawrence J. Finn.

   (10.7)* Employment Agreement dated January 24, 1994 between the Company and
           A. Wayne Ritter.

     (13) Portions of the 1995 Annual Report to Stockholders incorporated by reference into this Report on Form 10-K.

     (23)  Consent of Independent Public Accountants.

     (27)  Financial Data Schedule.

           * The documents filed or incorporated by reference as Exhibits 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 represent management compensatory plans or agreements.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   -----------------------------------------


 To the Shareholders of The Wiser Oil Company:

   As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated February 22, 1996, included in The Wiser Oil Company's annual report to shareholders for the year ended December 31, 1995.



                      ARTHUR ANDERSEN LLP



Dallas, Texas,
February 22, 1996

     Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE WISER OIL COMPANY



                              BY:   ANDREW J. SHOUP, JR. (SIGNED)
                                   ------------------------------
                                         Andrew J. Shoup, Jr.
                                         President and Chief
                                         Executive Officer

                              BY:   LAWRENCE J. FINN     (SIGNED)
                                   ------------------------------
                                         Lawrence J. Finn
                                         Vice President Finance & CFO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures below are for the Form 10-K Annual Report for calendar year 1995.


JOHN C. WRIGHT            (SIGNED)  Chairman of the     March 27, 1996
- ----------------------------------  Board               --------------


ANDREW J. SHOUP, JR.      (SIGNED)  President &         March 27, 1996
- ---------------------------------   Chief Executive     --------------
                                    Officer & Director


PAUL D. NEUENSCHWANDER    (SIGNED)  Director            March 27, 1996
- ---------------------------------                       --------------


C. FRAYER KIMBALL, III    (SIGNED)  Director            March 27, 1996
- ----------------------------------                      --------------


HOWARD G. HAMILTON        (SIGNED)  Director            March 27, 1996
- ----------------------------------                      --------------


A. W. SCHENCK, III        (SIGNED)  Director            March 27, 1996
- ----------------------------------                      --------------


RONALD A. LENSER          (SIGNED)  Director            March 27, 1996
- ----------------------------------                      --------------


JOHN W. CUSHING, III      (SIGNED)  Director            March 27, 1996
- ----------------------------------                      --------------

JON L. MOSLE, JR.         (SIGNED)  Director            March 27, 1996
- ----------------------------------                      --------------


LORNE H. LARSON           (SIGNED)  Director            March 27, 1996
- ----------------------------------                      --------------

                           ITEM 8 - FINANCIAL STATEMENTS
                           -----------------------------

THE WISER OIL COMPANY

Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1995, 1994 and 1993



(000's except per share data)                 1995        1994        1993
                                             -------     -------     -------

Revenues:
   Oil and gas sales                       $ 54,400    $ 53,559    $ 40,329
   Dividends and interest                     1,241       1,641       1,855
   Security sales gains                      13,101       7,475           -
   Other                                      2,939       2,681         737
                                             ------      ------      ------
                                             71,681      65,356      42,921
                                             ------      ------      ------

Costs and Expenses:
   Production and operating                  20,690      22,313      17,864
   Purchased natural gas                        727         759       1,182
   Depreciation and depletion                19,778      18,189      14,659
   Property impairments and abandonments      4,893         124         693
   Exploration                                5,801       4,130       3,639
   General and administrative                 8,193       6,502       5,429
   Interest  expense                          5,618       3,907         530
                                             ------      ------      ------
                                             65,700      55,924      43,996
                                             ------      ------      ------

Income (Loss) Before Income Taxes             5,981       9,432      (1,075)
Provision (Credit) For Income Taxes           3,788         444      (2,091)
                                             ------      ------      ------

NET INCOME                                    2,193       8,988       1,016

Retained Earnings, beginning of year         62,414      57,002      59,563
Dividends Paid                               (3,577)     (3,576)     (3,577)
                                             ------      ------      ------

Retained Earnings, end of year             $ 61,030    $ 62,414    $ 57,002
                                             ======      ======      ======

Average Outstanding Shares                    8,939       8,939       8,939
                                             ======      ======      ======

Earnings Per Share                         $    .25    $   1.01    $    .11
                                             ======      ======      ======
Cash Dividends Per Share                   $    .40    $    .40    $    .40
                                             ======      ======      ======


     The accompanying notes are an integral part of these financial statements.

THE WISER OIL COMPANY

Consolidated Balance Sheets
December 31, 1995, 1994 and 1993



(000's)                                         1995          1994          1993
                                             ----------     --------     ----------


Assets
Current Assets:
   Cash and cash equivalents               $     1,397    $   2,714    $     3,499
   Accounts receivable                          10,426       10,900          9,427
   Due from federal government                       -            -            437
   Inventories                                   1,517        1,144            800
   Prepaid expenses                                833          852            647
                                              --------      -------       --------
      Total current assets                      14,173       15,610         14,810
                                              --------      -------       --------

Marketable Securities                           19,592       27,337         34,781
                                              --------      -------       --------

Property, Plant and Equipment, at cost:
   Oil and gas properties (successful
    efforts method)                            265,692      250,156        232,264
   Other properties                              4,422        5,443          4,592
                                              --------      -------       --------
                                               270,114      255,599        236,856

   Accumulated depreciation and
    depletion                                 (101,025)     (88,228)      (109,148)
                                              --------      -------       --------
Net Property, Plant and Equipment              169,089      167,371        127,708
                                              --------      -------       --------
Other Assets                                       553          473            483
                                              --------      -------       --------
                                           $   203,407    $ 210,791    $   177,782
                                              ========      =======       ========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                        $    10,143    $   9,562    $     6,124
   Accrued income taxes                          1,527        1,518            438
   Accrued liabilities                           1,449        2,139          1,716
   Current portion of debt                          20           78             78
                                              --------      -------       --------
      Total current liabilities                 13,139       13,297          8,356
                                              --------      -------       --------
Long Term Debt                                  74,171       78,013         46,777
                                              --------      -------       --------
Deferred Benefit Cost                            1,120        1,052          1,092
                                              --------      -------       --------
Deferred Income Taxes                           12,699       13,002         16,441
                                              --------      -------       --------
Other Long Term Liabilities                      1,146            -              -
                                              --------      -------       --------
Stockholders' Equity:
    Common stock - $3 par value
      20,000,000 shares authorized;
       9,115,572 shares issued;
       8,939,368 shares outstanding             27,347       27,347         27,347
   Paid-in capital                               3,078        3,078          3,078
   Retained earnings                            61,030       62,414         57,002
   Marketable securities valuation
    adjustment                                  11,684       16,013         20,418
   Foreign currency translation                    722         (696)             -
   Treasury stock; 176,204 shares, at
    cost at December 31,
    1995, 1994 and 1993                         (2,729)      (2,729)        (2,729)
                                              --------      -------       --------
    Total stockholders' equity                 101,132      105,427        105,116
                                              --------      -------       --------
                                           $   203,407    $ 210,791    $   177,782
                                              ========      =======       ========

  The accompanying notes are an integral part of these financial statements.

THE WISER OIL COMPANY

Consolidated Statements of Cash Flow
for the years ended December 31, 1995, 1994 and 1993


(000's)                                        1995         1994         1993
                                             --------     --------     --------

Cash Flow From Operating Activities:

Net income                                 $   2,193    $   8,988    $   1,016
Adjustments to reconcile net income to
   operating cash flow-
Depreciation and depletion                    19,778       18,189       14,659
Deferred income taxes                          1,914       (1,145)      (2,233)
Security & property sale gains (before
 current income tax expense effect
 of $1,757 for 1995 and $1,589 for 1994)     (14,092)      (9,367)           -

Foreign currency translation                     (34)          87            -
Dry hole cost, abandonments and property
   impairments                                 9,392        3,054        4,217
Other Changes -
   Accounts receivable                           474       (1,473)      (2,720)
   Inventories                                  (373)        (344)         (58)
   Prepaid expenses                               19         (204)        (290)
   Other assets                                  (80)          11          (16)
   Accounts payable                              661        3,438        2,500
   Income taxes, net                               9        1,516         (795)
   Accrued liabilities                          (690)         424          284
   Deferred benefits cost                         68          (40)         213
                                             -------      -------      -------
      Operating Cash Flow                     19,239       23,134       16,777
                                             -------      -------      -------

Cash Flow From Investing Activities:

   Additions to property, plant and          (26,162)     (71,765)     (69,112)
    equipment
   Proceeds from sales of property,
    plant and equipment                        1,280       13,581            -

   Proceeds from security sales               14,492        8,250            -
   Dry hole cost                              (2,689)      (1,645)      (1,775)
                                             -------      -------      -------
       Investing Cash Flow                   (13,079)     (51,579)     (70,887)

Cash Flow From Financing Activities:

   Long term debt issued                      11,170       55,600       46,700
   Payments on long term debt                (15,070)     (24,364)         (58)
   Dividends paid                             (3,577)      (3,576)      (3,577)
   Treasury stock issued                           -            -           19
                                             -------      -------      -------
       Financing Cash Flow                    (7,477)      27,660       43,084
                                             -------      -------      -------
Net Decrease In Cash                          (1,317)        (785)     (11,026)
Cash and Cash Equivalents, beginning of        2,714        3,499       14,525
 year                                        -------      -------      -------
Cash and Cash Equivalents, end of year     $   1,397    $   2,714    $   3,499
                                             =======      =======      =======


     The accompanying notes are an integral part of these financial statements.

  THE WISER OIL COMPANY


  Notes to Consolidated Financial Statements
  December 31, 1995, 1994 and 1993

  1.     Summary of Significant Accounting Policies

    a. Principles of Consolidation - The consolidated financial statements include the accounts of The Wiser Oil Company (Company), a Delaware corporation, and its wholly owned subsidiaries: T.W.O.C., Inc., The Wiser Marketing Company, Maljamar Wiser Inc., Maljamar Development Partnership, L.P., and The Wiser Oil Company Canada Ltd. T.W.O.C., Inc. is a Delaware holding company responsible for the management of investment activities. The Wiser Marketing Company functions as a natural gas marketer and broker. Maljamar Wiser Inc. was formed in 1995 and is a wholly owned subsidiary of the Wiser Oil Corporation. It was formed in order for the Company to fund its $53,000,000 development of the Maljamar area with the use of nonrecourse debt. The Maljamar Development Partnership, L.P. was formed in 1995 for the same reason. The Company is the general partner of the Maljamar Development Partnership, L.P. and owns 99% of the partnership. Maljamar Wiser Inc. owns 1% of the Maljamar Development Partnership, L.P. as a limited partner. Wiser Canada was formed in 1994 to conduct the Company's Canadian activities. Prior to the formation of Wiser Canada, the Company's oil and gas operations were conducted primarily in the United States. Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years' amounts to current presentation.

    b. Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    c. Oil and Gas Properties - The Company is engaged in the exploration and development of oil and gas in the United States and Canada. The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all costs of property acquisitions and exploratory wells are initially capitalized. If a well is unsuccessful, the capitalized costs of drilling the well, net of any salvage value, are charged to expense. The capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized. Geological and geophysical costs and the costs of retaining undeveloped properties are expensed as incurred. Expenditures for maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Upon disposal, the asset and related accumulated depreciation and depletions are removed from the accounts, and any resulting gain or loss is reflected currently in income.

         Prior to 1995, the Company evaluated the carrying value of its oil and gas properties based on undiscounted future net revenues on a company wide basis. During 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted future cash flows. During 1995, the Company provided impairments of $4,893,000. Management's estimate of future cash flows is based on their estimate of reserves and prices. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

    d. Depreciation and Depletion - Depreciation and depletion of the capitalized costs of producing oil and gas properties are computed for individual properties using the units-of-production method based on total proved reserves. Depreciation of transportation, office and other properties is computed generally using the straight-line method over the estimated useful lives of these assets.

    e. Cash and Cash Equivalents - Cash equivalents generally consist of short-term investments maturing in three months or less from the date of acquisition. These investments of $3,058,000 in 1995, $1,662,000 in 1994 and $1,476,000 in 1993 are recorded at cost plus accrued interest, which approximates market.

    f. Inventories - Oil and gas product inventories are recorded at the average cost of production. Materials and supplies are recorded at the lower of average cost or market.

    g. Accrued Liabilities - Accrued liabilities include accrued vacation and payroll of $535,000 in 1995, $519,000 in 1994 and $517,000 in 1993.

    h. Postretirement Benefits - The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, has no significant impact on the Company. The Company has no significant liabilities for postretirement benefits, other than pensions, and has historically recognized such liabilities as they are incurred.

    I. Gas Imbalances - Gas imbalances are accounted for using the sales method. The Company's net imbalance position is not material at December 31, 1995, 1994 and 1993.

    j. Hedges - During 1995 and early 1996, the Company entered into numerous natural gas price swap agreements to hedge approximately 10,000 to 12,000 MMBTU per day for January 1996 through September 1996. During 1994, 1995 and early 1996, the Company has entered into numerous oil price collar agreements, with three contracts at 1,000 barrels per day and one contract at 800 barrels per day to hedge against price fluctuations during 1996. The Company is exposed to losses in the event of nonperformance by the counter parties to its oil and gas swap agreements.
    These arrangements are summarized as follows:

    Effective dates                        Daily Volume       Price per Barrel
                                              (BBL)            (Floor/Ceiling)
    OIL PRICE COLLARS:
    October 1994 to September 1996                 800         $18.00/19.66
    January 1996 to December 1996                1,000          16.00/18.85
    January 1996 to December 1996                1,000          16.00/19.08
    January 1996 to December 1996                1,000          21.80/25.55 *

    NATURAL GAS PRICE SWAPS:                   (MMBTU)        Price per MMBTU
    January 1996 to March 1996                   6,000           $ 1.95
    January 1996 to March 1996                   6,000             2.06
    February 1996 to February 1996               5,000             2.48
    April 1996 to April 1996                     5,000             2.05
    May 1996 to September 1996                   5,000             1.76
    April 1996 to September 1996                 5,000             1.83

    *Canadian Dollars


    Gains or losses from hedging transactions are recognized as oil and gas sales in the accompanying Consolidated Statements of Income and Retained Earnings as the underlying hedged production is sold. As of December 31, 1994, the Company had deferred $135,017 in net gains related to their hedging activities. As of December 31, 1995 and 1993, the Company had no deferred net gains or net losses. During 1995 and 1994, the Company did not incur any material hedging gains or losses.

    k. Foreign Currency Translation - The functional currency of Wiser Canada is the Canadian dollar. In accordance with SFAS No. 52, The Wiser Oil Company Canada's financial statements have been translated from Canadian dollars to U.S. dollars with the cumulative translation adjustment gain of $722,000 for 1995 and a loss of $696,000 for 1994 classified in Stockholders' Equity.

  2.     Marketable Securities

    At December 31, 1993, the Company adopted the accounting procedures as established by the Financial Accounting Standards Board in its Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement No. 115). Under Statement No. 115, marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at December 31, 1995, 1994 and 1993 was $19,592,000, $27,337,000 and $34,781,000, respectively.

    During 1995 and 1994, the Company liquidated a portion of its marketable securities portfolio and recognized a pretax gain of $13,101,000 for 1995, $7,475,000 for 1994 and none for 1993.

  3.     Long Term Debt

    a. On June 23, 1994, the Company entered into a revolving credit agreement with NationsBank of Texas, N. A. as agent. The agreement provides the Company with up to a $150 million line of credit through September 30, 2000. The amounts available for borrowing are determined under formulas related to oil and gas reserves. The Company's borrowing base at December 31, 1995 is $80,000,000. Available loan and interest options are base rate loans, at the bank's prime interest rate and one to six month term loans with fixed interest at either the LIBOR or CD rate plus 0.63%. The average interest rate during 1995 under the revolver was 6.62%. A 0.25% commitment fee is paid on the unused borrowing base. The credit agreement requires the Company to, among other things, maintain certain minimum net worth and current ratio requirements as well as certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness.

      On November 29, 1995, the Company entered into a credit agreement with
NationsBank of Texas, N.A. as agent.  The agreement   provides the Company with
up to a $50 million nonrecourse facility to develop the expanded Maljamar
project area.  The amounts   available for borrowing  are determined under
formulas related to oil and gas reserves and capital spent on the Maljamar area
properties   offset by net operating  income from these same properties.  The
Company's borrowing base at December 31, 1995 was $35,000,000.    Available loan
and interest options are base rate loans, at the bank's prime interest rate and
one to six month term loans with fixed interest   at LIBOR plus 2.0%.   The
average interest rate during 1995 under the multiple advance term credit
facility was 7.94%.  A 0.375%   commitment fee is paid on the unused borrowing
base. The credit agreement requires the Company to, among other things, maintain certain minimum collateral value requirements as well as certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness.

The Company paid $5,618,000 in interest during 1995, $3,889,000 during 1994, and $501,000 during 1993.

b. Other Long Term Liabilities - At December 31, 1995, the Company recorded the $1.1 million Canadian property acquisition. This acquisition was funded by the Company during January 1996 using the revolving credit agreement.

Long term debt consists of the following (000's):


                                                      December 31,
                                             ------------------------------
                                               1995        1994        1993
                                             ------      ------      ------

Multiple Advance Term Credit Facility at   $  1,171    $      -    $      -
   7.94% interest rate

Revolving Credit Agreement -
   6.38% interest rate at December 31,       73,000      78,000      46,700
   1995,  6.56% interest rate at
   December 31, 1994, and 3.94% to
   6.00% interest rate at December 31,
   1993.

Other, at 11.00%                                 20          91         155
                                             ------      ------      ------
                                             74,191      78,091      46,855
Less current maturities                         (20)        (78)        (78)
                                             ------      ------      ------
                                           $ 74,171    $ 78,013    $ 46,777
                                             ======      ======      ======

The annual requirements for reduction of principal of long-term debt outstanding as of December 31, 1995 are estimated as follows:

                  1996           $     20
                  1997              3,916
                  1998             16,834
                  1999             15,664
                  Thereafter       37,757
                                   ------
                                 $ 74,191
                                   ======

4.   Property Acquisitions and Sales

     During 1995, the Company traded some of its Permian Basin properties for properties located mainly in New Mexico (the Skelly Unit) and West Virginia. The acquisition of these properties was accounted for as an exchange of similar assets. The overall results of these trades increased Wiser's total proved BOE's as of December 31, 1995 by 5,846,000.

     On June 24, 1994, the Company acquired the Eagle Properties, which consist of certain oil and gas properties located in Alberta, Canada, for US$52 million. The purchase was funded through the Company's revolving credit agreement, see Note 3, and with existing cash and cash equivalents. The purchase method of accounting was followed.

     During 1994, the Company disposed of various non-strategic higher operating cost properties with combined production of 1,000 barrels per day and 3,000 MCF per day. The majority of these property sales were closed during the 4th quarter.

     Unaudited pro forma results of operations, as if the 1994 acquisition of the Eagle properties took place at January 1, 1994, are as follows (000's):

                                                1994(1)
                                                -------

       Revenues                                 $63,888
       Expenses                                  57,341
                                                -------
       Net Income                               $ 6,547
                                                =======

       Earnings per share                       $   .73
                                                =======

          (1) The pro forma results exclude the gain of $1.9 million of property sales recognized in 1994.

     On October 1, 1993, the Company purchased oil and gas properties from Mobil Exploration & Producing U.S. Inc. and the Mobil Foundation, Inc., for $58.8 million. The purchase was funded through the Company's revolving credit agreement, see Note 3, and with existing cash and cash equivalents. The purchase method of accounting was followed.


5.   Income Taxes

     The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the accounting procedures as established by the Financial Accounting Standards Board in its Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company paid $1,967,000 in 1995, no income taxes in 1994, and $1.0 million in 1993.

     The provisions (credits) for income taxes for the three years ended December 31, 1995 were as follows (000's):


                                             1995       1994        1993
                                             -----     -------     -------
Current:
   Federal                                 $ 1,607   $  1,473    $    158
   State                                       150        116         (16)
                                             -----     ------      ------
                                             1,757      1,589         142
                                             -----     ------      ------

Deferred:
   Federal                                   1,934      1,085      (2,122)
   State                                        97        107        (111)
   Reversal of valuation allowance               -     (2,337)          -
                                             -----     ------      ------
                                             2,031     (1,145)     (2,233)
                                             -----     ------      ------

Total provision (credit) for income        $ 3,788   $    444    $ (2,091)
 taxes                                       =====     ======      ======

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:


                                           1995    1994    1993
                                          ------  ------  ------
Statutory federal income tax rate          34.0%   34.0%   34.0%
Statutory depletion in excess of cost
 basis on certain properties               (1.7)   (2.2)   24.4
Non-deductibility of foreign operating
 loss                                      55.4     8.6       -
Reversal of tax credit valuation
 allowance                                    -   (24.8)      -
State taxes net of FIT benefits             1.6     2.0    14.7
Dividends received credit                  (4.4)   (3.8)   32.6
Nonconventional fuels credit              (22.4)  (14.1)   69.4
Other, net                                  0.8     5.0    19.3
                                          -----   -----   -----
Effective tax rate                         63.3%    4.7%  194.4%
                                          =====   =====   =====

     The deferred tax liabilities and assets for the three years ended December 31, 1995 were as follows (000's):

                                                1995        1994      1993
                                             ----------  ----------  -------
Deferred tax liabilities (assets):

Intangible drilling and development cost  $   9,203   $   7,052   $   6,467
Marketable securities valuation
 adjustment                                   6,015       8,241      10,518
Deferred pensions and compensation             (527)       (520)       (533)
Alternative minimum tax credit
 carryforwards                               (2,429)     (2,010)     (2,337)
Excess property basis on Wiser Canada        (3,930)     (3,978)          -
Valuation allowance                           4,479       3,978       2,337
Other                                          (112)        239         (11)
                                             ------      ------      ------
                                           $ 12,699    $ 13,002    $ 16,441
                                             ======      ======      ======


     The only way to realize the benefits of tax credit carryforwards is to generate future regular tax liability in excess of alternative minimum tax liability. Prior to 1994, a valuation allowance was provided due to uncertainty of realizing these tax credits. Due to the Company's sale of a portion of its marketable securities portfolio during 1995 and 1994 and the Company's plans relating to its remaining marketable securities, the Company believes it is more likely than not that the alternative minimum tax credits will be fully realized. Accordingly, during 1994 the valuation allowance was reversed. As of December 31, 1995, Wiser had Canadian net deferred tax assets of $3,930,000 and United States deferred tax assets of $549,000. A valuation allowance has been provided against all of these net deferred tax assets at December 31, 1995.

6.   Oil and Gas Producing Activities

     Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisitions, exploration and development activities (000's):


                                               December 31, 1995                      December 31, 1994             1993
                                             ---------------------                   --------------------           ----
                                                                                                                    Total
                                 U.S.         Canada       Total         U.S.        Canada       Total            Company
                               ---------     --------     --------     ---------     -------     --------         ---------
Capitalization Costs:
   Proved properties         $  191,567    $  56,427    $ 247,994    $  183,978    $ 47,629    $ 231,607   $       219,457
   Unproved properties           10,110        7,588       17,698        11,427       7,122       18,549            12,807
                                -------      -------      -------       -------      ------      -------          --------
                                201,677       64,015      265,692       195,405      54,751      250,156           232,264

Accumulated depreciation
    and depletion               (81,561)     (16,766)     (98,327)      (80,189)     (3,555)     (83,744)         (106,247)
                                -------      -------      -------       -------      ------      -------          --------
Net capitalized costs        $  120,116    $  47,249    $ 167,365    $  115,216    $ 51,196    $ 166,412   $       126,017
                                =======      =======      =======       =======      ======      =======          ========

Costs Incurred:
   Property acquisition      $    3,027    $   3,210    $   6,237    $    2,544    $ 52,988    $  55,532   $        57,871
   Exploration                    2,753        2,270        5,023         2,036       2,057        4,093             6,115
   Development                   12,477        4,123       16,600        11,059       1,727       12,786             8,335
   Gas plants                     3,192            -        3,192           775           -          775                 -

7.   Employee Pension Plan

     The Company has a noncontributory defined benefit pension plan, which covers substantially all full-time employees. Plan participants become fully vested after five years of continuous service. The retirement benefit formula is based on the employee's earnings, length of service and age at retirement. Contributions required to fund plan benefits are determined according to the Projected Unit Credit Method. The assets of the plan are primarily invested in equity and debt securities.

     The net periodic pension costs were determined as follows (000's):


                                              1995       1994      1993
                                             -------     -----     -----
Current service cost                       $    368    $  362    $  362
Interest cost on projected benefit
 obligation                                     802       779       755
Actual return on assets                      (1,575)      (37)     (981)
Net amortization and deferral                   932      (648)      328
                                             ------      ----      ----
Net periodic pension cost                  $    527    $  456    $  464
                                             ======      ====      ====


     The principal assumptions for 1995 and 1994 utilized in computing pension expense include an 8.0% discount rate, an 8.5% rate of return on plan assets, and a 5.0% rate of increase in compensation levels. For 1993, the assumptions utilized included a 7.5% discount rate, an 8.5% rate of return on plan assets, and a 5.0% rate of increase in compensation levels. An amendment to the pension plan, effective January 1, 1993, reduced the normal retirement age from 65 years to 62 years.

The following table presents the actuarial valuation of the plan's funded status, as of December 31 (000's):


                                              1995        1994         1993
                                             -------     -------     --------
Actuarial present value of pension
 benefits obligations:

   Vested                                  $  9,817    $  9,369    $   9,508
   Nonvested                                    354         172          175
                                             ------      ------       ------
   Accumulated                               10,171       9,541        9,683
   Projected salary increases                   705       1,069        1,084
                                             ------      ------       ------
   Projected benefits obligations            10,876      10,610       10,767
   Plan assets at fair value                 10,247       9,315        9,714
                                             ------      ------       ------

Plan assets less than projected
 benefits obligations                           629       1,295        1,053
                                             ------      ------       ------
Items not yet recognized:
   Unrecognized net gain                      1,169         490          668
   Unamortized transition amount                208         241          276
   Unamortized prior service cost            (1,106)     (1,254)      (1,404)
                                             ------      ------       ------
   Net pension liability                   $    900    $    772    $     593
                                             ======      ======       ======

8.   The Employee Savings Plan

     The Company has a qualified Savings Plan available to all employees. An employee may elect to have up to 10% of the employee's base monthly compensation, exclusive of other forms of special or extra compensation, withheld and placed in the Savings Plan account. On a monthly basis, the Company contributes to this account an amount equal to 50% of the employee's contribution, limited to 3% of the employee's base compensation. Company contributions to the Savings Plan were $122,000, $116,000 and $108,000, in 1995, 1994 and 1993, respectively.

9.   Business Segment Information

     The Company operates in one industry segment, the exploration for and production of reserves of oil and gas, with sales made to domestic and Canadian energy customers.

     The following table summarizes the oil and gas activity of the Company by geographic area for 1995 and 1994. Prior to 1994, the Company had no significant export sales or foreign operations.


                                         Year Ended December 31, 1995
                                 --------------------------------------------
Geographic Areas:                    U.S.         Canada             Total
                                    -------     -----------        ----------
Total revenues                    $  57,839   $     13,842       $     71,681

Cost and expenses-
   Production and operating          17,555          3,135             20,690
   Purchased natural gas                727              -                727
   Exploration                        4,173          1,628              5,801
   Depreciation and depletion        11,418          8,360             19,778
   Property impairments                   -          4,893              4,893
   Other  operating                   8,250          5,561             13,811
                                    -------         ------            -------

Pretax income (loss)                 15,716         (9,735)             5,981
Income tax expense                    3,788              -              3,788
                                    -------         ------            -------
   Results of operations             11,928         (9,735)             2,193
                                    =======         ======            =======

Identifiable assets               $ 152,710   $     50,034       $    202,744
                                    =======         ======            =======


                                         Year Ended December 31, 1994
                                      ---------------------------------
Geographic Areas:                      U.S.         Canada              Total
                                    -------         ------            -------

Total revenues                    $  58,586   $      6,770       $     65,356

Cost and expenses-
   Production and operating          20,598          1,715             22,313
   Purchased natural gas                759              -                759
   Abandonments                         124              -                124
   Exploration                        2,757          1,373              4,130
   Depreciation and depletion        14,613          3,576             18,189
   Other  operating                   7,921          2,488             10,409
                                    -------         ------            -------

Pretax income (loss)                 11,814         (2,382)             9,432
Income tax expense                      444              -                444
                                    -------         ------            -------
   Results of operations             11,370         (2,382)             8,988
                                    =======         ======            =======

Identifiable assets               $ 157,498   $     54,075       $    211,573
                                    =======         ======            =======


     Annually, four or five of the Company's purchasers of oil and natural gas individually account for 10% to 15% of gross revenues. However, due to the nature of the oil and natural gas industry, the Company is not dependent upon any of these purchasers. The loss of any major customer would not have a material adverse impact on the Company's business. In Canada, one customer accounts for approximately 80% of Wiser Canada's sales.

10.  Treasury Stock

     During 1993, the Company issued 1,250 shares of its Common Stock, at a book value of $19,000, under the 1991 Stock Incentive Plan, see Note 11. During 1991, the Company acquired on the open market 100,000 shares of its Common Stock at a cost of $1,578,000, and awarded 5,000 shares at a cost of $77,000 under the 1991 Stock Incentive Plan, see Note 11.

11.  Stock Option Plan

     At the 1995 Annual Meeting, the shareholders approved an amendment to the 1991 Stock Incentive Plan increasing the number of shares of the Company's Common Stock from 240,000 to 600,000 and the date through which options and awards may be made from June 30, 1996 to June 30, 2001 to key employees. The 1991 Non-Employee Directors' Stock Option Plan remains at 30,000 shares of the Company's Common Stock with options and awards being made through June 30, 1996 to Directors. No options are exercisable before six months after the date of the grant and expire five or ten years after the date of the grant. The option prices may not be less than the fair market value of the stock on the date of the grant. Stock may be issued from authorized but unissued Common Stock or Treasury Stock.

     During 1991, a restricted share award of 5,000 shares was awarded and issued from Treasury Stock. Certain restrictions still apply to 1,250 shares of this award until June 30, 1996.

     At December 31, 1995, stock options granted under these plans are 254,500 shares with exercise prices ranging from $13.8125 to $18.875 per share. These options expire at various dates through November 15, 2004. The potential stock dilution from these stock options is not material.

Transactions involving the plans are as follows:

                                            1995     1994     1993
                                          --------  -------  -------
Options outstanding, beginning of year    253,500    95,750  83,000
Options: Granted                           16,000   157,750  15,250
         Exercised                              -         -  (1,250)
         Forfeited                        (15,000)        -  (1,250)
                                          -------   -------  ------
Options outstanding, end of year          254,500   253,500  95,750
                                          =======   =======  ======

Options exercisable                        56,725    60,000  40,500
                                          =======   =======  ======

12.  Preferred Stock

     In addition to Common Stock, the Company is authorized to issue 300,000 shares of Preferred Stock with a par value of $10 per share, none of which has been issued.

THE WISER OIL COMPANY
Supplemental Financial Information
for the years ended December 31, 1995, 1994 and 1993 (Unaudited)

     The following pages include unaudited supplemental financial information as currently required by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board.

Quarterly Financial Data (Unaudited)                    Net        Earnings
(000's except per share data)                         Income        (Loss)
Quarterly                                  Revenues   (Loss)      Per Share
                                           ---------  -------     ----------
1995
    First                                $ 16,247   $  1,238    $       .14
    Second                                 14,583       (720)         ( .08)
    Third                                  18,265      1,854            .21
    Fourth                                 22,586       (179)         ( .02)

1994
    First                                $ 12,583   $     66    $       .01
    Second                                 13,507        839            .09
    Third                                  15,347        677            .08
    Fourth (1)                             23,919      7,406            .83

1993
    First                                $ 10,704   $     49    $       .01
    Second                                 10,041         73            .01
    Third                                   8,646       (284)         ( .03)
    Fourth                                 13,530      1,178            .12


 (1) During the fourth quarter of 1994, the Company recognized gains on the sale of marketable securities and properties of $7,475,000 and $1,892,000, before taxes, respectively, and a benefit from the reversal of the valuation allowance on deferred tax assets of $2,337,000.

Estimated Quantities of Oil and Gas Reserves (Unaudited)

     Following is a reconciliation of the Company's estimated net quantities of proved oil and gas reserves, as estimated by independent petroleum consultants.

     Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids, which upon analysis of geological and engineering data appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and under existing operating conditions.

     The estimation of reserves requires substantial judgment on the part of petroleum engineers and may result in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant.



                                            United States              Canada (1)               Total
                                        --------------------     --------------------    --------------------
                                          Oil          Gas        Oil           Gas        Oil           Gas
                                        (MBBL)        (MMCF)     (MBBL)        (MMCF)    (MBBL)        (MMCF)
                                        -------       ------     ------        ------    -------       ------
Proved Reserves
Balance December 31, 1992               11,756        70,034          -              -     11,756        70,034

   Revisions of previous estimates      (1,656)        6,207          -              -     (1,656)        6,207
   Properties sold and abandoned           (54)          (87)         -              -        (54)          (87)
   Reserves purchased in place          12,130        33,097          -              -     12,130        33,097
   Extensions, discoveries and other
      additions                            534         1,696          -              -        534         1,696
   Production                           (1,468)       (7,630)         -              -     (1,468)       (7,630)
                                        ------       -------   --------      ---------     ------       -------
Balance December 31, 1993               21,242       103,317          -              -     21,242       103,317

   Revisions of previous estimates       1,801        (2,205)         -              -      1,801        (2,205)
   Properties sold and abandoned        (1,513)       (7,031)         -              -     (1,513)       (7,031)
   Reserves purchased in place              97           314      3,666         21,395      3,763        21,709
   Extensions, discoveries and other
      additions                            343         1,488         71          1,249        414         2,737
   Production                           (1,957)       (9,335)      (320)        (1,272)    (2,277)      (10,607)
                                        ------       -------   --------      ---------     ------       -------

   Balance December 31, 1994            20,013        86,548      3,417(2)      21,372(2)  23,430       107,920

   Revisions of previous estimates       4,322         4,912        563         (1,140)     4,885         3,772
   Properties sold and abandoned          (187)         (333)         -              -       (187)         (333)
   Reserves purchased in place           5,825           695        307          1,132      6,132         1,827
   Extensions, discoveries and other
      additions                            124         2,046        157          6,354        281         8,400
   Production                           (1,657)       (8,918)      (676)        (2,753)    (2,333)      (11,671)
                                        ------       -------   --------       --------     ------       -------

   Balance, December 31, 1995           28,440        84,950      3,768(2)      24,965(2)  32,208       109,915
                                        ======       =======   ========       ========     ======       =======

Proved Developed Reserves
   Balance, December 31, 1992            9,202        69,669          -              -      9,202        69,669
   Balance, December 31, 1993           17,112        96,069          -              -     17,112        96,069
   Balance, December 31, 1994           15,590        84,715      3,209(2)      13,655(2)  18,799        98,370
   Balance, December 31, 1995           17,939        77,915      3,617(2)      24,111(2)  21,556       102,026


     (1) Prior to 1994 all of the Company's reserves were located in the United States.

     (2) Reserve volumes as assigned by third party engineers have been increased to reflect the effect of the Alberta Royalty Tax Credit refund. Total proved and proved developed reserves were increased by 364 MBBL and 2,323 MMCF respectively for 1994 and increased by 397 MBBL and 2,744
     MMCF respectively for 1995.

Standardized Measure of Discounted Future
Net Cash Flows of Proved Oil and Gas Reserves (Unaudited)

     The Company has estimated the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves in accordance with the standards established by the Financial Accounting Standards Board through its Statement No. 69. The estimates of future cash inflows and future production and development cost are based on current yearend sales prices for oil and gas, estimated future production of proved reserves and estimated future production and development costs of proved reserves based on current costs and economic conditions.

     This standardized measure of discounted future net cash flows is an attempt by the Financial Accounting Standards Board to provide the users of financial statements with information regarding future net cash flows from proved reserves. However, the users of these financial statements should use extreme caution in evaluating this information. The assumptions required to be used in these computations are subjective and arbitrary. Had other equally valid assumptions been used, significantly different results of discounted future net cash flows would result. Therefore, these estimates do not necessarily reflect the current value of the Company's proved reserves or the current value of discounted future net cash flows for the proved reserves.

The following are the Company's estimated standardized measure of discounted future net cash flows from proved reserves (000's):

                                                          December 31, 1995
                                             --------------------------------------
                                                U.S.         Canada         Total
                                             ----------     --------     -----------
Future cash flows                          $   679,754    $  90,978    $    770,732
Future production and development costs       (343,867)     (25,828)       (369,695)
Future income tax expense                      (74,433)           -         (74,433)
                                              --------      -------        --------
Future net cash flows                          261,454       65,150         326,604
10% Annual discount for estimated
 timing of cash flows                         (111,193)     (20,809)       (132,002)
Standardized measure of discounted
 future net cash flows                     $   150,261    $  44,341    $    194,602
                                              ========      =======        ========

                                                          December 31, 1994
                                             --------------------------------------
                                                  U.S.       Canada           Total        1993 (1)
                                              --------      -------        --------       --------
Future cash flows                          $   449,797    $  79,208    $    529,005    $   509,892
Future production and development costs       (234,189)     (22,040)       (256,229)      (268,641)
Future income tax expense                      (34,690)           -         (34,690)       (40,080)
                                              --------      -------        --------       --------
Future net cash flows                          180,918       57,168         238,086        201,171
10% Annual discount for estimated
 timing of cash flows                          (77,178)     (18,876)        (96,054)       (88,748)
Standardized measure of discounted
 future net cash flows                     $   103,740    $  38,292    $    142,032    $   112,423
                                              ========      =======        ========       ========

(1) Prior to 1994, all reserves were located in the United States.



The following are the sources of changes in the standardized measure of discounted net cash flows (000's):


                                               1995          1994         1993
                                             ---------     --------     --------
Standardized measure beginning of year     $  142,032    $ 112,423    $  86,559
Sales, net of production costs                (32,907)     (29,949)     (21,211)
Net change in price and production cost        19,536        6,471      (23,320)
Reserves purchased in place                    26,087       46,169       46,704
Extensions, discoveries and improved
 recoveries                                     9,297        4,543        2,906
Change in future development cost              12,652      (14,265)       5,638
Revision of previous quantity estimates
 and disposals                                 26,525        5,080       (1,593)
Sales of reserves in place                       (798)      (9,562)           -
Accretion of discount                          16,081       13,715       11,679
Changes in timing and other                    (1,863)       1,455         (446)
Net change in income taxes                    (22,040)       5,952        5,507
                                              -------      -------      -------
Standardized measure end of year           $  194,602    $ 142,032    $ 112,423
                                              =======      =======      =======

THE WISER OIL COMPANY
Common Stock (Unaudited)

     The Wiser Oil Company's Common Stock began trading on the New York Stock Exchange on December 15, 1993 under the symbol WZR, previously the stock had traded Over-the-Counter with the NASDAQ symbol: WISE.

     The quarterly high and low sales prices for the Common Stock of The Wiser Oil Company and dividends per share during the years ended December 31, 1995, 1994 and 1993 were:



                     High       Low      Dividends
1995 -
   1st Quarter     $ 14.75   $ 13.38   $       .10
   2nd Quarter       15.00     13.13           .10
   3rd Quarter       14.38     13.00           .10
   4th Quarter       13.75     10.88           .10

1994 -
   1st Quarter     $ 18.88   $ 15.75   $       .10
   2nd Quarter       16.63     15.00           .10
   3rd Quarter       17.38     15.75           .10
   4th Quarter       17.75     13.13           .10

1993 -
   1st Quarter     $ 15.63   $ 13.13   $       .10
   2nd Quarter       18.13     15.38           .10
   3rd Quarter       17.25     15.50           .10
   4th Quarter       19.13     16.00           .10

     Report of Independent Public Accountants
     To the Shareholders of The Wiser Oil Company:



     We have audited the accompanying consolidated balance sheets of The Wiser Oil Company (a Delaware corporation) and subsidiaries as of December 31, 1995, 1994 and 1993 and the related consolidated statements of income and retained earnings and cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wiser Oil Company and subsidiaries as of December 31, 1995, 1994 and 1993 and the results of their operations and their cash flow in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, at December 31, 1995, the Company changed its method of accounting for the impairment of long-lived assets.





                                    ARTHUR ANDERSEN LLP



     Dallas, Texas,
      February 22, 1996