Form 10-Q
period 1996-03-31
WISER OIL CO
filed 1996-05-15
CIK 107874

                            Washington, D. C. 20549


                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1996               Commission file number 0-5426
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

                     x
                   -----                     -----
                    Yes                        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                    Class                         Outstanding at March 31, 1996
                 -------------                    -----------------------------
                 $3 par value                                     8,939,368

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

                             THE WISER OIL COMPANY
                             ---------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)

                                           March 31,   December 31,
                                              1996         1995
                                           ----------  -------------
                                               Thousands of Dollars
ASSETS:
- -------
Current Assets:
  Cash and cash equivalents                $   2,760      $   1,397
  Accounts receivable                         11,168         10,426
  Inventories                                  1,418          1,517
  Prepaid expenses                               936            833
                                           ---------      ---------
   Total current assets                       16,282         14,173
                                           ---------      ---------

Marketable Securities, at market value        17,671         19,592
                                           ---------      ---------

Property, Plant and Equipment, at cost:
  Oil and gas properties
   (successful efforts method)               273,736        265,692
 Other properties                              4,522          4,422
                                           ---------      ---------
                                             278,258        270,114
                                           ---------      ---------
  Accumulated depreciation, depletion,
    and amortization
                                            (105,941)      (101,025)
                                           ---------      ---------

  Net property, plant and equipment          172,317        169,089
                                           ---------      ---------
Other Assets                                     519            553
                                           ---------      ---------
                                           $ 206,789      $ 203,407
                                           =========      =========




     The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
                          CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)


                                                 March 31,   December 31,
                                                   1996          1995
                                                ----------   -------------
                                                   Thousands of Dollars
LIABILITIES AND
STOCKHOLDERS' EQUITY
- --------------------
Current Liabilities:
  Accounts payable                                 $ 10,545       $ 10,143
  Accrued income taxes                                1,248          1,527
  Accrued liabilities                                 1,625          1,449
  Current portion of debt                                 1             20
                                                   --------       --------

    Total current liabilities                        13,419         13,139
                                                   --------       --------

Long Term Debt                                       78,294         74,171
                                                   --------       --------
Deferred Benefit Cost                                 1,244          1,120
                                                   --------       --------
Deferred Income taxes                                12,412         12,699
                                                   --------       --------
Other Long Term liabilities                               -          1,146
                                                   --------       --------
 Total liabilities                                  105,369        102,275
                                                   --------       --------

Stockholders' Equity
  Common Stock - $3 par value; 20,000,000
   shares authorized;9,115,572 shares issued         27,347         27,347

Paid-in Capital                                       3,078          3,078
Retained Earnings                                    62,273         61,030
Marketable securities valuation adjustment           10,676         11,684
Foreign currency translation                            775            722
Treasury stock of 176,204 shares, at cost            (2,729)        (2,729)
                                                   --------       --------
  Total Stockholders' Equity                        101,420        101,132
                                                   --------       --------

                                                   $206,789       $203,407
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

                                                      For the Three Months Ended
                                                     ----------------------------
                                                         March 31,    March 31,
                                                           1996         1995
                                                      -----------   -----------
                                                        Thousands of Dollars
                                                      (except per share amounts)


REVENUES:
 Oil and gas sales                                        $16,233      $13,495
 Dividends and interest                                       212          334
 Security sale gains                                        2,005        2,443
 Other                                                        117          (25)
                                                          -------      -------
                                                           18,567       16,247
                                                          -------      -------

COSTS AND EXPENSES:
 Production and operating                                   5,623        4,809
 Purchased natural gas                                        353          149
 Depreciation, depletion and amortization                   4,954        4,998
 Exploration                                                1,266        1,134
 General and administrative                                 2,795        1,966
 Interest expense                                           1,360        1,340
                                                          -------      -------
                                                           16,351       14,396
                                                          -------      -------

INCOME BEFORE INCOME TAXES                                  2,216        1,851
PROVISION FOR INCOME TAXES                                    705          613
                                                          -------      -------

NET INCOME                                                  1,511        1,238

 Retained earnings-beginning of period                     61,030       62,414
 Dividends paid                                              (268)        (894)
                                                          -------      -------

RETAINED EARNINGS, END OF PERIOD                          $62,273      $62,758
                                                          =======      =======

AVERAGE OUTSTANDING SHARES                                  8,939        8,939
                                                          =======      =======

EARNINGS PER SHARE                                           $.17         $.14
                                                          =======      =======

CASH DIVIDENDS PER SHARE                                     $.03         $.10
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

                             THE WISER OIL COMPANY
                             ---------------------
                      CONSOLIDATED STATEMENT OF CASH FLOW
                      -----------------------------------
                                  (Unaudited)

                                                     For the Three Months Ended
                                                     ---------------------------
                                                           March 31,   March 31,
                                                             1996        1995
                                                          ----------  ----------
                                                           Thousands of Dollars
Cash Flow From Operating Activities:
 Net Income                                                $ 1,511     $ 1,238
 Adjustments to reconcile net income
   to operating cash flow-
  Depreciation and depletion                                 4,954       4,998
  Deferred income taxes                                        231         375
  Security & property sale gains
   (before current income tax expense effect
   of $474 for 1996 and $238 for 1995)                      (2,044)     (2,280)

 Foreign currency translation                                  (13)         (9)
 Dry hole cost, abandonments and lease
   impairments                                               1,022         749
Other Changes:
 Accounts receivable                                          (742)      1,700
 Inventories                                                   100        (149)
 Prepaid expenses                                             (104)       (558)
 Other assets                                                   34           5
 Accounts payable                                              401      (1,168)
 Income taxes, net                                            (279)       (762)
 Accrued liabilities                                           176         301
 Deferred benefits cost                                        124          96
                                                           -------     -------

   Operating Cash Flow                                       5,371       4,536
                                                           -------     -------

Cash Flow From Investing Activities:
 Additions to property, plant and equipment                 (8,443)     (6,746)
 Proceeds from sales of property,
   plant and equipment                                          51       1,183
 Proceeds from security sales                                2,178       2,796
 Dry hole cost                                                (482)       (420)
                                                           -------     -------

    Investing Cash Flow                                     (6,697)     (3,187)
                                                           -------     -------
Cash Flow From Financing Activities:
 Long term debt issued                                      10,123       1,000
 Payment on long term debt                                  (7,165)     (2,017)
 Dividends paid                                               (268)       (894)
                                                           -------     -------

     Financing Cash Flow                                     2,690      (1,911)
                                                           -------     -------

Net Increase (Decrease) in Cash                              1,364        (562)
 Cash and cash equivalents at
   beginning of period                                       1,397       2,714
                                                           -------     -------
 Cash and cash equivalents at end of
   period                                                  $ 2,760     $ 2,152
                                                           =======     =======

   The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
                         Notes to Financial Statements

1) See notes to financial statements included in the Company's 1995 Annual Report on Form 10-k.

                             THE WISER OIL COMPANY
                             ---------------------


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

CURRENT QUARTER COMPARED WITH THE SAME QUARTER OF THE PREVIOUS YEAR

      First quarter revenues for 1996 were $18.6 million as compared to $16.2 million for 1995. Oil and condensate sales of $9.6 million were up $.8 million, as U.S. operations recorded an increase of $.8 million over the prior period. Oil and condensate prices improved this quarter increasing from $16.67 in 1995 to $17.63 in 1996, or 6%. Consolidated oil volumes rose 3% to 545,000 BBL. Natural gas sales increased 33% in the first quarter of 1996 to $5.6 million, as prices rose from $1.41 per MCF in the first quarter of 1995 to $1.67 per MCF in the first quarter of 1996. Total volumes rose 359,000 MCF with U.S. operations increasing 362,000 MCF. Natural gas liquids sales increased $598,000 in the first quarter of 1996 from $462,000 in the first quarter of 1995. The increase was primarily due to the Wellman Plant coming on stream during the third quarter of 1995. Commodity hedging, which was done in order to mitigate some of the rapid downward price swings, during the first quarter of 1996 reduced oil and gas sales by $1.0 million. This compares to a $0.2 million increase in oil and gas sales due to commodity hedging for the same period in 1995. Dividend and interest income decreased $122 thousand as dividends from the stock portfolio decreased due to the continued sale of securities. The Company currently plans to liquidate the portfolio over 2 to 3 years using its Section 29 Tax Credits to substantially reduce the taxes payable on the gains. Security sale gains were $2.0 million in the first quarter of 1996 as compared to $2.4 in the first quarter of 1995.

      Production and operating expenses increased 17% for the first quarter of 1996 to $5.6 million. The increase was the result of the Wellman Plant coming on stream and the acquisition of the Skelly Field during the third quarter of 1995. Depletion, depreciation and amortization (DD & A) for the first quarter of 1996 decreased $54,000 or 1% from the first quarter of 1995. The DD & A rate went from $4.65 per EOB in the first quarter of 1995 to $4.18 for the first quarter of 1996 due to upward revisions in several major producing locations. For the first quarter of 1996, exploration expenses increased to $1.3 million from $1.1 million in 1995. First quarter General and Administrative expense was $2.8 million in 1996 as compared to $2.0 million in 1995. The G&A expense increase is mainly due to legal fees for defense of a law suit won by the Company in the first quarter of 1996. Interest expense of $1.4 million has risen $20 thousand due to the increase in long term debt resulting from the increased spending on the Maljamar development project.

      The Company realized net income of $1.5 million and earnings per share of $.17 for the first quarter of 1996 as compared to $1.2 million and earnings per share of $.14 in 1995. U.S. operations recorded $2.5 million in net income versus $66 thousand in 1995, while Canadian operations accounted for a net loss of $700 thousand in the first quarter of 1995.

      During the first quarter of 1996 the Company incurred $9.1 million in capital expenditures, which was a 22% increase from the $7.4 million incurred for the same period in 1995. The increase in capital expenditures is due to the Maljamar Area development project which began during the fourth quarter of 1995. These expenditures accounted for 60% or $5.5 million of the $9.1 million incurred. The total Maljamar Area development project is expected to cost $55.0 million of which $37.0 million is projected to be spent during 1996.




                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION
Items 1 through 6 under Part II are not applicable to the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE WISER OIL COMPANY
                                     -------------------------------
                                        (Registrant)



Date  May 12, 1996                      /s/ ANDREW J. SHOUP, JR. (SIGNED)
- ------------------                   --------------------------------------
                                        Andrew J. SHOUP, Jr.
                                        President and
                                        Chief Executive Officer



Date  May 12, 1996                       /s/ LAWRENCE J. FINN   (SIGNED)
- ------------------                   --------------------------------------
                                         Lawrence J. Finn
                                         Vice President, Finance and
                                         Chief Financial Officer



                             THE WISER OIL COMPANY
                             ---------------------

                          Part II - OTHER INFORMATION
                          ---------------------------