Form 10-Q
period 1996-06-30
WISER OIL CO
filed 1996-08-13
CIK 107874

                            Washington, D. C. 20549


                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1996                    Commission file number 0-5426
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

             x
           -----                 -----
            Yes                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

   Class                                            Outstanding at June 30, 1996
- ------------                                        ----------------------------
$3 par value                                                 8,939,368

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

                             THE WISER OIL COMPANY
                             ---------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)

                                            June 30,   December 31,
                                              1996         1995
                                           ---------   ------------
                                             Thousands of Dollars

ASSETS:
- -------

Current Assets:
  Cash and cash equivalents                $   2,180      $   1,397
  Accounts receivable                         10,012         10,426
  Inventories                                  1,426          1,517
  Prepaid expenses                               753            833
                                           ---------      ---------
   Total current assets                       14,371         14,173


Marketable Securities, at market value        13,053         19,592
                                           ---------      ---------

Property, Plant and Equipment, at cost:
  Oil and gas properties
   (successful efforts method)               282,934        265,692
  Other properties                             4,579          4,422
                                           ---------      ---------
                                             287,513        270,114

  Accumulated depreciation, depletion,
    and amortization                        (122,356)      (101,025)
                                           ---------      ---------

  Net property, plant and equipment          165,157        169,089

Other Assets                                     521            553
                                           ---------      ---------
                                           $ 193,102      $ 203,407
                                           =========      =========

  The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)

                                                 June 30,   December 31,
                                                   1996         1995
                                                 --------   ------------
                                                   Thousands of Dollars
LIABILITIES AND
STOCKHOLDERS' EQUITY
- --------------------
Current Liabilities:
  Accounts payable                               $ 10,475       $ 10,143
  Accrued income taxes                              1,134          1,527
  Accrued liabilities                               1,703          1,449
  Current portion of debt                               -             20
                                                 --------       --------
   Total current liabilities                       13,312         13,139

Long Term Debt                                     75,625         74,171
Deferred Benefit Cost                               1,357          1,120
Deferred Income taxes                               9,721         12,699
Other Long Term liabilities                             -          1,146
                                                 --------       --------
   Total liabilities                              100,015        102,275

Stockholders' Equity
  Common Stock - $3 par value; 20,000,000
    shares authorized;9,115,572 shares issued      27,347         27,347
Paid-in Capital                                     3,078          3,078
Retained Earnings                                  56,638         61,030
Marketable securities valuation adjustment          7,897         11,684
Foreign currency translation                          856            722
Treasury stock of 176,204 shares, at cost          (2,729)        (2,729)
                                                 --------       --------
   Total Stockholders' Equity                      93,087        101,132
                                                 --------       --------

                                                 $193,102       $203,407
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

                                                      For the                  For the
                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                              ----------------------    ----------------------
                                                 1996        1995          1996        1995
                                              ----------  ----------    ----------  ----------
                                                            Thousands of Dollars
                                                         (except per share amounts)
REVENUES
  Oil and gas sales                              $16,239     $12,978       $32,473     $26,473
  Dividends and interest                             186         320           398         654
  Security sale gains                              4,827           -         6,832       2,443
  Other                                              111       1,286           227       1,262
                                                 -------     -------       -------     -------
                                                  21,363      14,584        39,930      30,832

COSTS AND EXPENSES:
  Production and operating                         5,868       5,274        11,491       9,970
  Purchased natural gas                              289         170           642         320
  Depreciation, depletion and amortization         4,896       4,866         9,850       9,971
  Impairments                                     12,112           -        12,112           -
  Exploration                                        929       1,491         2,196       2,625
  General and administrative                       2,147       2,140         4,940       4,112
  Interest expense                                 1,368       1,417         2,728       2,757
                                                 -------     -------       -------     -------
                                                  27,609      15,358        43,959      29,755

INCOME BEFORE INCOME (LOSS) TAXES                 (6,246)       (774)       (4,029)      1,077
PROVISION FOR INCOME TAXES                          (878)        (54)         (173)        559
                                                 -------     -------       -------     -------

NET INCOME (LOSS)                                 (5,368)       (720)       (3,856)        518

  Retained earnings-beginning of period           62,274      62,758        61,030      62,414
  Dividends paid                                    (268)       (894)         (536)     (1,788)
                                                 -------     -------       -------     -------

RETAINED EARNINGS, END OF PERIOD                 $56,638     $61,144       $56,638     $61,144
                                                 =======     =======       =======     =======

AVERAGE OUTSTANDING SHARES                         8,939       8,939         8,939       8,939
                                                 =======     =======       =======     =======

EARNINGS PER SHARE                               $(  .60)    $(  .08)      $(  .43)    $   .06
                                                 =======     =======       =======     =======

CASH DIVIDENDS PER SHARE                            $.03        $.10          $.06        $.20
                                                 =======     =======       =======     =======



  The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
                      CONSOLIDATED STATEMENT OF CASH FLOW
                      -----------------------------------
                                  (Unaudited)

                                                       For the Six Months Ended
                                                        June 30,       June 30,
                                                          1996           1995
                                                       ----------     ----------
                                                         Thousands of Dollars

Cash Flow From Operating Activities:
   Net Income (Loss)                                    $ (3,856)      $    518
   Adjustments to reconcile net income (Loss) to
        operating cash flow-
     Depreciation and depletion                            9,850          9,971
     Deferred income taxes                                (1,031)           290
     Security & property sale gains (before current
        income tax expense effect of $858 for 1996
        and $269 for 1995)                                (6,871)        (2,880)

   Foreign currency translation                              (14)           (31)
   Dry hole cost, abandonments and lease
       impairments                                        13,808          1,964
Other Changes:
   Accounts receivable                                       414          3,068
   Inventories                                                91           (279)
   Prepaid expenses                                           80           (453)
   Other assets                                               32              8
   Accounts payable                                          330         (1,565)
   Income taxes, net                                        (393)        (1,070)
   Accrued liabilities                                       255           (174)
   Deferred benefits cost                                    237            514
                                                        --------       --------

     Operating Cash Flow                                  12,932          9,881

Cash Flow From Investing Activities:
   Additions to property, plant and equipment            (18,626)       (13,972)
   Proceeds from sales of property, plant and
      equipment                                              172          1,142
   Proceeds from security sales                            7,416          2,796
   Dry hole cost                                            (857)        (1,305)
                                                        --------       --------

     Investing Cash Flow                                 (11,895)       (11,339)

Cash Flow From Financing Activities:
   Long term debt proceeds                                14,454          4,000
   Payments on long term debt                            (14,172)        (3,035)
   Dividends paid                                           (536)        (1,788)
                                                        --------       --------

     Financing Cash Flow                                    (254)          (823)

Net Increase (Decrease) in Cash                              783         (2,281)
   Cash and cash equivalents at beginning of period        1,397          2,714
                                                        --------       --------
   Cash and cash equivalents at end of period           $  2,180       $    433
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

                             THE WISER OIL COMPANY
                             ---------------------


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

CURRENT QUARTER COMPARED WITH THE SAME QUARTER OF THE PREVIOUS YEAR

          Revenues for the three month period ending June 30, 1996 were $21.4 million as compared to $14.6 million for the same period of 1995. Oil and condensate revenues of $10.6 million in 1996 rose $1.7 million from $8.9 million in 1995 or 20%. U. S. operations increased its oil and condensate revenue $1.1 million while Canadian operations recorded a $.6 million increase for the same time period. Oil and condensate prices rose $0.81 per barrel (BBL) in the U.S. and $1.39 in Canada as volumes also increased 48,000 and 20,000 barrels, respectively. Natural gas sales increased this quarter $.8 million or 20% over the three month period of the previous year. Pricing was the most affected variable in the equation with an increase of $.30 in the U.S. and $.14 in Canada while volumes reported a slight increase of 22,000 (MCF) thousand cubic feet of gas. For the three month period ending June 30, 1996, natural gas liquids (NGL) increased $.7 million from $.2 million in 1995. Increased natural gas liquids of 55,000 BBLs during the current quarter was due to the Company's Wellman Plant in Terry County, Texas which came on-line during the third quarter of 1995. Dividend and interest income for the current period was $.2 million as compared to $.3 million for the same period of 1995. The Company continues to sell its stock portfolio while taking advantage of its Sections 29 credits to reduce the tax liability on the gains from those transactions. Security sale gains were $4.8 million for 1996 as the Company did not sell any of its stock during the same period of last year.

          For the three months ended June 30, 1996 costs and expenses were $27.6 million with $15.4 million being reported for the same period one year ago. Production and operating expenses were $5.9 million in 1996 compared to $5.3 million in 1995. This increase was mainly due to increased production activity in the Maljamar area in Lea County, New Mexico. Purchased gas expense of $.3 million increased $.1 million as improved pricing increased demand and the cost per MCF. Depletion, depreciation and amortization (DD&A) for the three month period ending June 30, 1996 realized only a small increase of $30,000 or 1%.
The DD&A rate for the current period was $4.16 versus and $4.69 for the second quarter of 1995. In December 1995, Wiser adopted Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets
and Long-Lived Assets to be disposed of" (SFAS 121).   As a result of reserve
revisions the Company recognized a non-cash charge of $12.1 million against June 30, 1996 earnings, in both the U.S. and Canadian operations. Exploration expense declined $.6 million this quarter or 38% resulting from increased development drilling. General and Administrative (G&A) expense was flat at $2.1 million for both periods. Interest expense of $1.4 million for the current quarter was $49,000 lower in 1996 than in the same period of 1995.

          The Company realized a net loss of $5.4 million 1996 compared to a net loss of $.7 million for the three month period ending June 30, 1995. Dividends paid for the period were $.03 and $.10 for 1996 and 1995, respectively.

                             THE WISER OIL COMPANY
                             ---------------------

          SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SAME PERIOD IN THE PREVIOUS YEAR.

          Revenues for the six months ended June 30, 1996 were $39.9 million, an increase of 30%. Oil and condensate sales increased 10% to $20.2 million in 1996 as the Maljamar area units, while still in developement stages, doubled its
revenue compared to the previous year.   The Company also realized increases of
13% in oil and condensate revenues at its Wellman property. These increases were offset slightly by reductions in revenues at secondary recovery projects in Michigan, as well as reduction in revenues in the Brahaney field due to a shut-in salt water disposal well. Oil volumes for the six months ending June 30, 1996 were 1.1 million barrels compared to 1.0 million barrels in 1995, an increase of 8%. Pricing was volatile for the first half of 1996 as compared with the same period one year ago resulting in an increase of $1.00 per barrel
or 6%.   Natural gas revenues were $10.3 million for 1996 and $8.1 million for
1995, comparatively. The Company received a full six months of revenue on properties purchased during the second quarter of 1995 in West Virginia, and therefore, increased revenues for the current period to $.4 million. Also, Kentucky gas operations increased its revenue input by $1.2 million, up from $1.7 million in 1995 an increase of 70%. The affected variable in Kentucky was a 65% increase in pricing, or $1.18 per MCF, as well as volume increases of 23,000 MCF. Natural gas liquids revenues increased $1.3 million for the period ending June 30, 1996 which was a direct result of the Wellman Plant in Terry County, Texas coming on-line during the third quarter of 1995. Dividend and interest income declined this period over last as the Company continues its long range plans to liquidate its stock portfolio. Security sale gains were $6.8 million in 1996 compared to $2.4 million in 1995. The Company currently plans to completely liquidate the portfolio in 1997 while using its Section 29 Credits to substantially reduce the taxes payable on the gains.

          Costs and Expenses for the six months ending June 30, 1996 of $44.0 million increased $14.2 million or 48%. Production and operating expenses of $11.5 million for the first half of 1996 increased from $10.0 million in 1995 or 15%. Increased operating and production expenses of $1.0 million were due to increased activity on the Maljamar properties coupled with increased expenses on the Wellman property of $.4 million and slightly offset by reduced operating expenses in Kentucky. Purchased natural gas increased $.3 million during the first half of 1996 with pricing the main contributing factor as spot markets kept prices high. Depreciation, depletion and amortization expense was $9.9 million as compared to $10.0 million for the previous year. In December 1995 the Company implemented Statement of Financial Accounting Standards No 121,"Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of" (SFAS 121). As a result of this statement the Company recognized a non-cash charge of $12.1 million against June 30, 1996 earnings. The majority of the impairment, $7.3 million, is related to certain properties in Michigan whose economic life is much shorter than previously estimated. The Company's Canadian subsidiary, which was acquired in June 1994, is also recognizing a non-cash charge of $4.8 million as pricing mixed with mid-year reserve revisions are the main cause of the impairment. Exploration expenses for the period ending June 30, 1996 were $2.2 million as compared to $2.6 million for 1995, a reduction of 16%. General and administrative expenses for the first half of 1996 were $4.9 million while for the same period of 1995 they were $4.1 million, an increase of 20%. This increase is mainly due to legal fees for defense of a lawsuit that resulted in a favorable judgement for the Company in the first quarter of this year. Interest expense held flat this six month period at $2.8 million.

          The Company realized a net loss of $3.9 million or $.43 per share this for the first half of 1996 as compared to net income of $518,000 for the same period of 1995. U.S. operations recorded $2.0 million of net income while Canadian operations reported a net loss of $5.9 million for the period ending June 30, 1996.

          Cash flow from operations increased to $12.9 million for the six months ending June 30, 1996 which was in sharp contrast to $9.9 million for the
previous year.    The increase is primarily due to increased volumes coupled with increased pricing which was offset by slightly increased production and operating costs.

                             THE WISER OIL COMPANY
                             ---------------------
                         Notes to Financial Statements

1) See notes to financial statements included in the Company's 1995 Annual Report on Form 10-K.

                             THE WISER OIL COMPANY


                          PART II - OTHER INFORMATION
Items 1 through 6 under Part II are not applicable to the quarter ended June 30, 1996.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE WISER OIL COMPANY
                                        ----------------------------------------
                                           (Registrant)



Date August 9, 1996                        ANDREW J. SHOUP, JR.  (SIGNED)
     --------------                     ----------------------------------------
                                           Andrew J. SHOUP, Jr.
                                           President and
                                           Chief Executive Officer



Date August 9, 1996                        LAWRENCE J. FINN  (SIGNED)
     --------------                     ----------------------------------------
                                           Lawrence J. Finn
                                           Vice President, Finance and
                                           Chief Financial Officer