Form 10-Q
period 1996-09-30
WISER OIL CO
filed 1996-11-13
CIK 107874

                            Washington, D. C. 20549


                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1996               Commission file number 0-5426
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

           X
          ---         ---
          Yes         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Class                               Outstanding at September 30, 1996
  -------------                           ---------------------------------
  $3 par value                                         8,939,368

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

                             THE WISER OIL COMPANY
                             ---------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)

                                                   September 30,   December 31,

                                                       1996            1995
                                                       ----            ----
                                                       Thousands of Dollars
ASSETS:

Current Assets:

   Cash and cash equivalents                         $   1,775      $   1,397

   Accounts receivable                                  11,208         10,426

   Inventories                                           1,468          1,517

   Prepaid expenses                                        603            833
                                                     ---------      ---------

      Total current assets                              15,054         14,173



Marketable Securities, at market value                  12,030         19,592
                                                     ---------      ---------



Property, Plant and Equipment, at cost:

   Oil and gas properties

      (successful efforts method)                      293,728        265,692

   Other properties                                      4,696          4,422
                                                     ---------      ---------

                                                       298,424        270,114

   Accumulated depreciation, depletion,
    and amortization                                  (127,169)      (101,025)
                                                     ---------      ---------

   Net property, plant and equipment                   171,255        169,089

Other Assets                                               111            553
                                                     ---------      ---------
                                                     $ 198,450      $ 203,407
                                                     =========      =========



   The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)


                                                   September 30,   December 31,

                                                       1996            1995
                                                       ----            ----
                                                      Thousands of Dollars
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Current Liabilities:

   Accounts payable                                   $ 11,527       $ 10,143

   Accrued income taxes                                    974          1,527

   Accrued liabilities                                   1,504          1,449

   Current portion of debt                                   -             20
                                                      --------       --------
      Total current liabilities                         14,005         13,139
                                                      --------       --------



Long Term Debt                                          78,171         74,171

Deferred Benefit Cost                                    1,372          1,120

Deferred Income taxes                                   10,277         12,699

Other Long Term liabilities                                  -          1,146
                                                      --------       --------

   Total liabilities                                   103,825        102,275


Stockholders' Equity

   Common Stock - $3 par value;
    20,000,000 shares authorized issued                 27,347         27,347

Paid-in Capital                                          3,078          3,078

Retained Earnings                                       58,814         61,030

Marketable securities valuation adjustment               7,264         11,684

Foreign currency translation                               851            722

Treasury stock of 176,204 shares, at cost               (2,729)        (2,729)
                                                      --------       --------
   Total Stockholders' Equity                           94,625        101,132
                                                      --------       --------
                                                      $198,450       $203,407
                                                      ========       ========

  The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
            ------------------------------------------------------
                                  (Unaudited)


                                                    For the                 For the
                                                    -------                 -------
                                              Three Months Ended        Nine Months Ended
                                              ------------------       -----------------
                                                  September 30,           September 30,
                                                  -------------           -------------
                                                1996        1995        1996         1995
                                                ----        ----        ----         ----
                                                         Thousands of Dollars
                                                      (Except per share amounts)
REVENUES

   Oil and gas sales                           $17,713    $13,222       $50,186    $39,695
   Dividends and interest                          157        319           555        973
   Security sale gains                             805      4,296         7,637      6,740
   Other                                           793        428         1,020      1,688
                                               -------    -------       -------    -------
                                                19,468     18,265        59,398     49,096
COSTS AND EXPENSES:
   Production and operating                      6,607      5,336        18,097     15,309
   Purchased natural gas                           272        192           914        511
   Depreciation, depletion and                   4,922      4,714        14,772     14,684
    amortization
   Impairment                                        -          -        12,112          -
   Exploration                                     806      1,394         3,001      4,018
   General and administrative                    1,898      1,905         6,840      6,016
   Interest Expense                              1,392      1,446         4,119      4,203
                                              --------    -------       -------    -------
                                                15,897     14,987        59,855     44,741

INCOME BEFORE INCOME TAXES                       3,571      3,278          (457)     4,355
PROVISION FOR INCOME TAXES                       1,127      1,424           954      1,983
                                               -------    -------       -------    -------
NET INCOME (LOSS)                                2,444      1,854        (1,411)     2,372

   Retained earnings-beginning of period        56,638     61,144        61,030     62,414
   Dividends paid                                 (268)      (894)         (805)    (2,682)
                                               -------    -------       -------    -------
RETAINED EARNINGS, END OF PERIOD               $58,814    $62,104       $58,814    $62,104
                                               =======    =======       =======    =======

AVERAGE OUTSTANDING SHARES                       8,939      8,939         8,939      8,939

EARNINGS PER SHARE                             $  0.27    $  0.21       $ (0.16)   $  0.27
                                               =======    =======       =======    =======

CASH DIVIDENDS PER SHARE                       $  0.03    $  0.10       $  0.09    $  0.30
                                               =======    =======       =======    =======

   The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                             ---------------------
                      CONSOLIDATED STATEMENT OF CASH FLOW
                      -----------------------------------
                                  (Unaudited)

                                          For the Nine Months Ended
                                        September 30,    September 30,
                                           1996              1995
                                           ----              ----
                                          Thousands of Dollars
Cash Flow From Operating Activities:
   Net Income (Loss)                     $ (1,411)       $  2,372
   Adjustments to reconcile net income
       (Loss) to operating cash flow-
   Depreciation and depletion              14,772          14,684
   Deferred income taxes                     (150)          1,107
   Security & property sale gains
    (before current income tax expense
    effect of $1,104 for 1996 and $786
    for 1995)                              (7,752)         (7,177)
   Foreign currency translation                (4)            (43)
   Dry hole cost, abandonments and
    lease impairments                      14,350           3,068

Other Changes:
   Accounts receivable                       (782)          3,523
   Inventories                                 48            (607)
   Prepaid expenses                           230            (318)
   Other assets                               441             (18)
   Accounts payable                         1,384          (3,060)
   Income taxes, net                         (553)           (607)
   Accrued liabilities                         56             (59)
   Deferred benefits cost                     252             534
                                         --------        --------
      Operating Cash Flow                  20,881          13,399
                                         --------        --------

Cash Flow From Investing Activities:
   Additions to property, plant and
    equipment                             (29,954)        (18,791)
   Proceeds from sales of property,
    plant and equipment                       264           1,142
   Proceeds from security sales             8,284           7,503
   Dry hole cost                           (1,121)         (2,012)
                                         --------        --------
      Investing Cash Flow                 (22,527)        (12,158)

Cash Flow From Financing Activities:
   Long term debt issued                   19,000           8,000
   Payments on long term debt             (16,171)         (8,041)
   Dividends paid                            (805)         (2,682)
                                         --------        --------
      Financing Cash Flow                   2,024          (2,723)

Net Increase (Decrease) in Cash               378          (1,482)
   Cash and cash equivalents at
    beginning of period                     1,397           2,714
                                         --------        --------
   Cash and cash equivalents at end of
    period                               $  1,775        $  1,232
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

                             THE WISER OIL COMPANY
                             ---------------------

   Item 2.  Management's Discussion and Analysis of Financial Conditions and
                             Results of Operations

  CURRENT QUARTER COMPARED WITH THE SAME QUARTER OF THE PREVIOUS YEAR

        Revenues for the three month period ending September 30, 1996 were $19.5 million as compared to $18.3 million for the same period of 1995. Hedging had an unfavorable impact of $1.9 million compared to a favorable impact of $.2 million for the same time period last year. U.S. oil hedging had a negative impact of $1.0 million compared to a positive impact of $.1 million for last year. The impact on 1996 revenues from Canadian oil hedging was a negative $.3 million compared to a positive impact of $.1 million in 1995. Oil and condensate revenues of $12.2 million in 1996 rose $3.4 million from $8.9 million in 1995 or 38%. U. S. operations increased its oil and condensate revenue $2.6 million while Canadian operations recorded a $.8 million increase for the same time period. Oil and condensate prices rose $2.40 per barrel (BBL) in the U.S. and $1.27 per barrel (BBL) in Canada as volumes also increased 88,000 and 32,000 barrels, respectively. Hedging on natural gas contracts for the three months ending September 30, 1996 had a negative impact of $.6 million. No hedging on gas contracts occurred in the Canadian operations during 1996 or for the same time period last year. Natural gas sales increased this quarter by $.8 million or 24% over the same three month period of the previous year. Pricing was the most affected variable in the equation with an increase of $.34 per MCF in the U.S. and $.21 per MCF in Canada while volumes reported a slight decrease of 4,000 MCF's. For the three month period ending September 30, 1996, natural gas liquids (NGL) increased $.3 million from $.9 million in 1995. NGL volumes as compared to the same period of 1995, remained flat during the third quarter of 1996. Dividend and interest income for the current period was $.2 million as compared to $.3 million for the same period of 1995. The Company continues to sell its stock portfolio while taking advantage of its Sections 29 credits to reduce the tax liability on the gains of those transactions. Security sale gains were $.8 million for this quarter as compared to $4.3 million during the same period of last year.

        For the three months ended September 30, 1996 costs and expenses were $15.9 million with $15.0 million being reported for the same period one year ago. Production and operating expenses were $6.6 million in 1996 compared to $5.3 million in 1995. This increase was mainly due to increased production activity in the Maljamar area in Lea County, New Mexico. Purchased gas expense of $.3 million increased $.1 million as improved pricing increased supply and the cost per MCF. Depletion, depreciation and amortization (DD&A) for the three month period ending September 30, 1996 realized an increase of $208,000 or 4%. The DD&A rate per barrel of oil equivalent (BOE) for the current period was $4.08 versus $4.28 for the third quarter of 1995. The primary reason for this decrease was that the rate of increased production versus the increased rate of DD&A was significantly higher. Exploration expense declined $.6 million this quarter or 42% resulting from increased development drilling. General and Administrative (G&A) expense was flat at $1.9 million with the previous year. Interest expense of $1.4 million for the current quarter was $54,000 lower in 1996 than in the same period of 1995.

        The Company realized a net income of $2.4 million in 1996 compared to a net income of $1.9 million for the three month period ending September 30, 1995. Dividends paid per share for the period were $.03 and $.10 for 1996 and 1995, respectively.

                             THE WISER OIL COMPANY
                             ---------------------

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE SAME PERIOD IN THE PREVIOUS YEAR.

        Revenues for the nine months ended September 30, 1996 were $59.4 million, an increase of 21%. Oil and condensate sales increased 22% to $32.4 million in 1996 as the Maljamar area units more than doubled its revenue compared to the previous year while still in development stages. Hedging on oil and gas contracts had an unfavorable impact of $4.5 million as compared to a positive $.1 million for 1995. Hedging on U.S. and Canadian oil contracts had a negative impact of $2.0 million and $.7 million, respectively, compared to an overall favorable impact of $.1 million in 1995. Oil and condensate revenues also increased 10% at the Company's Wellman property. These increases were offset slightly by reductions in revenues at secondary recovery projects in Michigan, as well as reduction in revenues in the Brahaney Field due to a shut-in salt water disposal well. Oil volumes for the nine months ending September 30, 1996 were 1.8 million barrels compared to 1.6 million barrels in 1995, an increase of 13%. Crude oil pricing was very volatile for the first nine months of 1996 as compared with the same period one year ago, resulting in an increase of $1.38 per barrel or 8%. Hedging on U.S. gas contracts had an unfavorable impact of $1.8 million on revenue while having virtually no effect in 1995. Natural gas revenues were $14.6 million for 1996 and $11.6 million for 1995, comparatively. The Company received a full nine months of revenue on properties purchased during the first nine months of 1995 in West Virginia, and therefore, increased revenues for the current period by $.6 million. Also, Kentucky gas operations increased its revenues by $1.2 million, up from $2.8 million in 1995, an increase of 43%. The affected variable in Kentucky was a 56% increase in pricing, or $.98 per MCF, offset somewhat by a volume decrease of 138,000 MCF's. NGL revenues increased $1.6 million for the period ending September 30, 1996 a direct result of the Wellman Plant in Terry County, Texas coming on-line during the third quarter of 1995. Dividend and interest income declined this period over last as the Company continues its long range plans to liquidate its stock portfolio. Security sale gains were $7.6 million in 1996 compared to $6.7 million in 1995. The Company currently plans to completely liquidate the portfolio in 1997 while using its Section 29 Credits to substantially reduce the taxes payable on the gains. Other income of $1.0 million is down $.7 million primarily due to marginal property sales in 1995.

        Costs and Expenses for the nine months ending September 30, 1996 of $59.9 million increased $15.0 million or 34%. Production and operating expenses of $18.1 million for the first nine months of 1996 increased from $15.3 million in 1995 or 18%. Increased operating and production expenses of $1.5 million were associated with increased activity on the Maljamar properties coupled with increased expenses on the Wellman property of $.7 million, which was partially offset by reduced operating expenses of $.5 million in Kentucky and $.2 million on other Texas properties. Purchased natural gas increased $.4 million during the first nine months of 1996 with pricing being the main contributing factor as spot markets kept prices high. Depreciation, depletion and amortization expense was $14.8 million as compared to $14.7 million for the previous year. In December 1995 the Company implemented Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of" (SFAS 121). As a result of this statement the Company recognized a non-cash charge of $12.1 million against its June 30, 1996 earnings. The majority of the impairment, $7.3 million, was related to certain properties in Michigan whose economic life was much shorter than previously estimated. The Company's Canadian subsidiary, which was acquired in September 1994, also recognized a non-cash charge of $4.8 million as pricing mixed with midyear reserve revisions are the main cause of the impairment. Exploration expenses for the period ending September 30, 1996 were $3.0 million as compared to $4.0 million for 1995, a reduction of 25%. General and administrative expenses for the first nine months of 1996 were $6.8 million while for the same period of 1995 they were $6.0 million, an increase of 14%. This increase is mainly due to increased payroll expenses paid in 1996. Interest expense held flat this nine month period at $4.1 million.

        The Company realized a net loss of $1.4 million or $.16 per share for the first nine months of 1996 as compared to net profit of $2.4 million for the same period of 1995. U.S. operations recorded $4.8 million of net income while Canadian operations reported a net loss of $6.2 million for the period ending September 30, 1996.

        Cash flow from operations increased to $20.9 million for the nine months ending September 30, 1996 which was in sharp contrast to $13.4 million for the previous year. The increase is primarily due to increased volumes and pricing offset by slightly increased production and operating costs.

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

                             THE WISER OIL COMPANY
                             ---------------------

                          PART II - OTHER INFORMATION
                          ---------------------------

    Items 1 through 6 under Part II are not applicable to the quarter ended
                              September 30, 1996.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE WISER OIL COMPANY
                                 ----------------------------------------
                                       (Registrant)



Date  November 13, 1996           /s/ ANDREW J. SHOUP, JR.
    ---------------------        ----------------------------------------
                                      Andrew J. Shoup, Jr.
                                      President and
                                      Chief Executive Officer



Date  November 13, 1996           /s/ LAWRENCE J. FINN
    ---------------------        ------------------------------------------
                                      Lawrence J. Finn
                                      Vice President, Finance and
                                      Chief Financial Officer