Form 10-Q
period 1997-03-31
WISER OIL CO
filed 1997-05-06
CIK 107874

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR QUARTER ENDED MARCH 31, 1997 COMMISSION FILE NUMBER 0-5426

                             THE WISER OIL COMPANY
                            A DELAWARE CORPORATION

                 I.R.S. EMPLOYER IDENTIFICATION NO. 55-0522128

                         8115 PRESTON ROAD, SUITE 400
                              DALLAS, TEXAS 75225
                            TELEPHONE (214) 265-0080


Former name, former address and former fiscal year, if changed since last report. NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

           x
          ---          ---
          Yes          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                                  Outstanding at March 31, 1997
        -------------                              -----------------------------
         $3 par value                                          8,948,840



================================================================================

                             THE WISER OIL COMPANY

                                    PART I

                             FINANCIAL INFORMATION

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

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                             MARCH 31,      DECEMBER 31,
(000's) except share data                       1997            1996
                                                ----            ----
Assets
Current Assets:
   Cash and cash equivalents              $      2,116    $        5,870
   Accounts receivable                          13,460            14,091
   Inventories                                   1,512             1,289
   Prepaid expenses                              1,455               473
                                             ---------       -----------
      Total Current Assets                      18,543            21,723
                                             ---------       -----------
Marketable Securities                            5,748             7,176
Property, Plant and Equipment, at cost:
   Oil and gas properties (successful          317,472           306,716
    efforts method)
   Other properties                              5,601             4,974
                                             ---------       -----------
                                               323,073           311,690
   Accumulated depreciation, depletion        (137,730)         (131,972)
    and amortization
                                             ---------       -----------
Net Property, Plant and Equipment              185,343           179,718
Other Assets                                       148                 -
                                             ---------       -----------
                                          $    209,782   $       208,617
                                             =========       ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                       $     11,359   $        14,996
   Accrued income taxes                          2,220             1,697
   Accrued liabilities                           1,373             1,537
                                             ---------       -----------
      Total current liabilities                 14,952            18,230
                                             ---------       -----------
Long Term Debt                                  76,908            78,654
Deferred Benefit Cost                            1,619             1,496
Deferred Income Taxes                           11,879            10,975

Stockholders' Equity:
    Common stock - $3 par value
      20,000,000 shares authorized;
       9,115,572 shares issued;
       8,948,840 and 8,939,368                  27,375            27,347
       shares outstanding
       at March 31, 1997 and December
       31, 1996, respectively
   Paid-in capital                               3,194             3,078
   Retained earnings                            72,258            66,385
   Marketable securities valuation               3,462             4,328
    adjustment
   Foreign currency translation                    864               853
   Treasury stock; 176,204 shares, at           (2,729)           (2,729)
    cost
                                             ---------       -----------
      Total stockholders' equity               104,424            99,262
                                             ---------       -----------
                                          $    209,782   $       208,617
                                             =========       ===========


   The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)


                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------
(000's except per share data)                1997       1996
                                             ----       ----

Revenues:
   Oil and gas sales                      $  23,062   $  16,233
   Dividends and interest                       121         212
   Marketable security sales gains            1,813       2,005
   Other                                        579         117
                                           --------    --------
                                             25,575      18,567
                                           --------    --------

Costs and Expenses:
   Production and operating                   6,802       5,623
   Purchased natural gas                        513         353
   Depreciation, depletion and                5,767       4,954
    amortization
   Exploration                                  621       1,266
   General and administrative                 2,378       2,795
   Interest expense                           1,264       1,360
                                           --------    --------
                                             17,345      16,351
                                           --------    --------

Income Before Income Taxes                    8,230       2,216
Income Tax Expense                            2,089         705
                                           --------    --------

NET INCOME                                    6,141       1,511

Retained Earnings, beginning of year         66,385      61,030
Dividends Paid                                 (268)       (268)
                                           --------    --------

Retained Earnings, end of year            $  72,258   $  62,273
                                           ========    ========

Average Outstanding Shares                    8,949       8,939
                                           ========    ========

Earnings Per Share                        $     .69   $     .17
                                           ========    ========
Cash Dividends Per Share                  $     .03   $     .03
                                           ========    ========



  The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------
(000's)                                          1997        1996
                                                 ----        ----
Cash Flows From Operating Activities:

Net income                                 $    6,141   $   1,511
Adjustments to reconcile net income to
 operating cash flows:
  Depreciation,  depletion and                  5,767       4,954
   amortization
  Deferred income taxes                         1,350         231
  Marketable securities & property sale        (2,283)     (2,044)
   gains
  Foreign currency translation                     11         (13)
  Property abandonments                           245       1,022
  Other Changes -
    Accounts receivable                           631        (742)
    Inventories                                  (223)        100
    Prepaid expenses                             (982)       (104)
    Other assets                                 (148)         34
    Accounts payable                           (3,637)        401
    Accrued income taxes                          523        (279)
    Accrued liabilities                          (164)        176
    Deferred benefits cost                        123         124
                                            ---------    --------
      Operating Cash Flows                      7,354       5,371
                                            ---------    --------

Cash Flows From Investing Activities:

  Additions to property, plant and            (12,725)     (8,926)
   equipment
  Proceeds from sales of property,              1,558          51
   plant and equipment
  Proceeds from marketable security             1,929       2,178
   sales
                                            ---------    --------
       Investing Cash Flows                    (9,238)     (6,697)
                                            ---------    --------

Cash Flows From Financing Activities:

  Long term debt issued                        22,163      10,122
  Payments on long term debt and other        (23,909)     (7,165)
   liabilities
  Common stock issued                             144           -
  Dividends paid                                 (268)       (268)
                                            ---------    --------
      Financing Cash Flows                     (1,870)      2,689
                                            ---------    --------
Net Increase (Decrease) In Cash                (3,754)      1,363
Cash and Cash Equivalents, beginning of         5,870       1,397
 year
                                            ---------    --------
Cash and Cash Equivalents, end of year     $    2,116   $   2,760
                                            =========    ========




The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of these financial statements

                             THE WISER OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  COMPARISON OF QUARTER ENDED MARCH 31, 1997 TO QUARTER ENDED MARCH 31, 1996

  Revenues for the first quarter of 1997 increased $7.0 million or 38% over the first quarter of 1996, primarily as a result of higher oil and gas production and prices. Net production for the first quarter of 1997 increased 115,000 BOE or 10% over the first quarter of 1996 to 1,299 MBOE. The increase in net production was attributable primarily to higher oil production from the Maljamar properties in New Mexico as a result of continued development drilling. The average price received for oil during the first quarter of 1997 increased $1.97 per Bbl or 11% over the first quarter of 1996; the average price received for natural gas during the first quarter of 1997 increased $0.96 per Mcf or 57% over the first quarter of 1996; the average price received for NGLs during the first quarter of 1997 increased $2.55 per Bbl or 20% over the first quarter of 1996. Adjustments to oil and gas sales from the Company's hedging activities resulted in a reduction of $1.0 million in oil and gas revenues during the first quarter of 1997 as compared to a reduction of $0.9 million during the first quarter of 1996. The Company recognized a pretax gain of $1.8 million from the sale of marketable securities during the first quarter of 1997 compared to a pretax gain of $2.0 million in the first quarter of 1996. The Company plans to liquidate its remaining portfolio of marketable securities during 1997.

  Production and operating expense for the first quarter of 1997 increased $1.2 million or 21% over the first quarter of 1996. The increase was due primarily to additional development wells completed at the Maljamar properties and higher production taxes associated with higher oil and gas prices received during the first quarter of 1997. On a BOE basis (excluding 168 MMcf and 134 MMcf of natural gas purchased for resale during the first quarter of 1997 and 1996, respectively), production and operating expense increased to $5.35 per BOE or 10% during the first quarter of 1997 from $4.84 per BOE during the first quarter of 1996. Depreciation, depletion and amortization for the first quarter of 1997 increased $0.8 million or 16% over the first quarter of 1996, primarily as a result of higher production volumes. Exploration expense for the first quarter of 1997 decreased $0.6 million or 51% as compared to the first quarter of 1996, primarily as a result of lower dry hole expense resulting from reduced exploratory drilling activity in Canada. General and administrative expense during the first quarter of 1997 decreased $0.4 million or 15% as compared to the first quarter of 1996, primarily as a result of higher legal fees incurred in the first quarter of 1996 in connection with a lawsuit won by the Company. The effective income tax rate for the first quarter of 1997 was 25% compared to 32% for the first quarter of 1996, due to the inclusion of Canadian tax losses beginning January 1, 1997 as a result of a corporate restructuring of the Company's Canadian operating subsidiary.

  The Company realized net income of $6.1 million and earnings per share of $0.69 during the first quarter of 1997, compared to net income of $1.5 million and earnings per share of $0.17 during the first quarter of 1996. The Company's Canadian operations incurred a net loss of $0.9 million during the first quarter of 1997, compared to a net loss of $1.0 million during the first quarter of 1996.

  Additions to property, plant and equipment were $12.7 million in the first quarter of 1997 (including $1.0 million of costs incurred in connection with exploratory drilling in progress on the South Lakeside prospect in Louisiana) compared to $8.9 million for the first quarter of 1996. The increase was due primarily to the addition of secondary recovery facilities at the Maljamar properties and the acquisition of unproved leasehold acreage.

  On March 10, 1997, the Company borrowed $23.9 million under the Credit Agreement to pay in full its outstanding indebtedness under the Maljamar Credit Facility and terminated such facility. The Company reduced its total long-term debt by $1.7 million during the first quarter of 1997 compared to an increase in total long-term debt of $3.0 million during the first quarter of 1996.

                             THE WISER OIL COMPANY

COMPARISON OF QUARTER ENDED MARCH 31, 1997 TO QUARTER ENDED MARCH 31, 1996 (continued)

NOTES TO FINANCIAL STATEMENTS - See notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits
           --------
           The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

       (b) Reports on Form 8-K
           -------------------
           None

                             THE WISER OIL COMPANY




                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE WISER OIL COMPANY
                                   ____________________________________
                                          (Registrant)



Date:  May 6, 1997                    /s/ Andrew J. Shoup, Jr.
                                    ------------------------------------
                                      Andrew J. Shoup, Jr.
                                      President and
                                      Chief Executive Officer



Date:  May 6, 1997                    /s/ Lawrence J. Finn
                                   -------------------------------------
                                      Lawrence J. Finn
                                      Vice President, Finance and
                                      Chief Financial Officer

                             THE WISER OIL COMPANY

                               INDEX TO EXHIBITS

     Exhibit
     Number    Exhibit
     ------    -------

      27       Financial Data Schedule