Form 10-Q
period 1997-06-30
WISER OIL CO
filed 1997-08-13
CIK 107874

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended June 30, 1997 Commission file number 0-5426

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

           x
          ---                  ---
          Yes                   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                    Outstanding at June 30, 1997
        -----                    ----------------------------
     $3 par value                         8,950,090


===============================================================================

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

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               June 30,      December 31,
(000's) except share data                                                        1997           1996
                                                                                 ----           ----

Assets
Current Assets:
   Cash and cash equivalents                                                  $   28,110     $    5,870
   Accounts receivable                                                            10,581         14,091
   Inventories                                                                     1,756          1,289
   Prepaid expenses                                                                  528            473
                                                                              ----------     ----------
      Total Current Assets                                                        40,975         21,723
                                                                              ----------     ----------
Marketable Securities                                                              6,075          7,176
Property, Plant and Equipment, at cost:
   Oil and gas properties (successful efforts method)                            319,885        306,716
   Other properties                                                                5,062          4,974
                                                                              ----------     ----------
                                                                                 324,947        311,690
   Accumulated depreciation, depletion and amortization                         (120,705)      (131,972)
                                                                              ----------     ----------
Net Property, Plant and Equipment                                                204,242        179,718
Other Assets                                                                       4,151              -
                                                                              ----------     ----------
                                                                              $  255,443     $  208,617
                                                                              ==========     ==========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                           $   11,168     $   14,996
   Accrued income taxes                                                            2,215          1,697
   Accrued liabilities                                                             2,682          1,537
                                                                              ----------     ----------
      Total current liabilities                                                   16,065         18,230
                                                                              ----------     ----------
Long Term Debt                                                                   124,261         78,654
Deferred Benefit Cost                                                              1,531          1,496
Deferred Income Taxes                                                             11,113         10,975

Stockholders' Equity:
    Common stock - $3 par value
      20,000,000  shares  authorized;  9,126,294 and 9,115,572
      shares issued at June 30, 1997 and December 31, 1996,
      respectively; 8,950,090 and 8,939,368 shares outstanding
      at June 30, 1997 and December 31, 1996, respectively                        27,379         27,347
   Paid-in capital                                                                 3,208          3,078
   Retained earnings                                                              70,045         66,385
   Marketable securities valuation adjustment                                      3,728          4,328
   Foreign currency translation                                                      842            853
   Treasury stock; 176,204 shares, at cost                                        (2,729)        (2,729)
                                                                              ----------     ----------
      Total stockholders' equity                                                 102,473         99,262
                                                                              ----------     ----------
                                                                              $  255,443     $  208,617
                                                                              ==========     ==========

The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)

                                                        For the Three Months   For the Six Months
                                                        --------------------   ------------------
                                                          Ended June 30,         Ended June 30
                                                        ------------------     ----------------
(000's except per share data)                             1997      1996        1997    1996
                                                        --------  --------     -------  -------
Revenues:
   Oil and gas sales                                    $ 16,207  $ 16,239     $39,269  $32,473
   Dividends and interest                                    337       186         457      398
   Marketable security sales gains                             -     4,827       1,813    6,832
   Other                                                   1,282       111       1,860      227
                                                        --------  --------     -------  -------
                                                          17,826    21,363      43,399   39,930
                                                        --------  --------     -------  -------

Costs and Expenses:
   Production and operating                                6,760     5,868      13,561   11,491
   Purchased natural gas                                     261       289         773      642
   Depreciation, depletion and amortization                5,243     4,896      11,010    9,850
   Impairments                                                 -    12,112           -   12,112
   Exploration                                             3,517       929       4,139    2,196
   General and administrative                              2,553     2,147       4,931    4,940
   Interest expense                                        2,091     1,368       3,355    2,728
                                                        --------  --------     -------  -------
                                                          20,425    27,609      37,769   43,959
                                                        --------  --------     -------  -------

Income (Loss)  Before Income Taxes                        (2,599)   (6,246)      5,630   (4,029)
Income Tax Expense (Benefit)                                (655)     (878)      1,433     (173)
                                                        --------  --------     -------  -------

NET INCOME (LOSS)                                         (1,944)   (5,368)      4,197   (3,856)

Retained Earnings, beginning of period                    72,258    62,274      66,385   61,030
Dividends Paid                                              (269)     (268)       (537)    (536)
                                                        --------  --------     -------  -------

Retained Earnings, end of period                        $ 70,045  $ 56,638     $70,045  $56,638
                                                        ========  ========     =======  =======

Average Outstanding Shares                                 8,950     8,939       8,950    8,939
                                                        ========  ========     =======  =======

Earnings (Loss) Per Share                               $   (.22) $   (.60)    $   .47  $  (.43)
                                                        ========  ========     =======  =======

Cash Dividends Per Share                                $    .03  $    .03     $   .06  $   .06
                                                        ========  ========     =======  =======


  The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the Six Months Ended June 30,
                                                                      ---------------------------------
(000's)                                                                        1997        1996
                                                                            ---------    --------
Cash Flows From Operating Activities:

Net income (loss)                                                           $   4,197    $ (3,856)
Adjustments to reconcile net income to operating cash flows:
  Depreciation,  depletion and amortization                                    11,010       9,850
  Deferred income taxes                                                           449      (1,031)
  Marketable securities & property sale gains                                  (3,595)     (6,871)
  Foreign currency translation                                                    (11)        (14)
  Exploration expense                                                           4,139       2,196
  Property impairments                                                              -      12,112
  Other Changes -
    Accounts receivable                                                         3,510         414
    Inventories                                                                  (467)         91
    Prepaid expenses                                                              (55)         80
    Other assets                                                                    -          32
    Accounts payable                                                           (3,828)        330
    Accrued income taxes                                                          518        (393)
    Accrued liabilities                                                         1,145         255
    Deferred benefits cost                                                         35         237
                                                                            ---------    --------
      Operating Cash Flows                                                     17,047      13,432
                                                                            ---------    --------

Cash Flows From Investing Activities:

  Capital expenditures                                                        (36,323)    (17,787)
  Exploration expense                                                          (4,139)     (2,196)
  Proceeds from sales of property, plant and equipment                          2,945         172
  Proceeds from marketable security sales                                       1,929       7,416
                                                                            ---------    --------
      Investing Cash Flows                                                    (35,888)    (12,395)
                                                                            ---------    --------

Cash Flows From Financing Activities:

  Long term debt issued                                                       125,000      14,454
  Payments on long term debt                                                  (78,654)    (14,172)
  Debt issuance costs and fees                                                 (4,890)          -
  Common stock issued                                                             162           -
  Dividends paid                                                                 (537)       (536)
                                                                            ---------    --------
      Financing Cash Flows                                                     41,081        (254)
                                                                            ---------    --------
Net Increase In Cash                                                           22,240         783
Cash and Cash Equivalents, beginning of year                                    5,870       1,397
                                                                            ---------    --------
Cash and Cash Equivalents, end of period                                    $  28,110    $  2,180
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

                             THE WISER OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   COMPARISON OF QUARTER ENDED JUNE 30, 1997 TO QUARTER ENDED JUNE 30, 1996

     Revenues for the second quarter of 1997 decreased $3.5 million or 17% from the second quarter of 1996, due primarily to the absence of marketable security sales gains in the second quarter of 1997 compared to $4.8 million of marketable securities sales gains in the second quarter of 1996. The Company plans to liquidate its remaining portfolio of marketable securities during 1997. Net production for the second quarter of 1997 was down 2% from the second quarter of 1996 to 1,146 MBOE. The average price received for oil during the second quarter of 1997 decreased $1.21 per Bbl or 7% from the second quarter of 1996; the average price received for natural gas during the second quarter of 1997 increased $0.23 per Mcf or 15% over the second quarter of 1996; the average price received for NGLs during the second quarter of 1997 increased $1.77 per Bbl or 16% over the second quarter of 1996. Adjustments to oil and gas sales from the Company's hedging activities resulted in a reduction of $.4 million in oil and gas revenues during the second quarter of 1997 as compared to a reduction of $1.6 million during the second quarter of 1996. Other revenues during the second quarter of 1997 include a pretax gain of $1.3 million from the sale of oil and gas properties, primarily located in Michigan.

     Production and operating expense for the second quarter of 1997 increased $.9 million or 15% over the second quarter of 1996. The increase was due primarily to additional development wells completed at the Maljamar properties and workover and repair operations at the Wellman properties. On a BOE basis (excluding 133 MMcf and 135 MMcf of natural gas purchased for resale during the second quarter of 1997 and 1996, respectively), production and operating expense increased to $6.01 per BOE or 17% during the second quarter of 1997 from $5.14 per BOE during the second quarter of 1996. Depreciation, depletion and amortization ("DD&A") for the second quarter of 1997 increased $0.3 million or 7% over the second quarter of 1996, primarily as a result of higher DD&A from Canadian oil and gas properties which have a greater than average ratio of costs to reserves. Exploration expense for the second quarter of 1997 increased $2.6 million or 279% as compared to the second quarter of 1996, primarily as a result of $1.2 million in dry hole expense for the South Lakeside prospect in Cameron Parish, Louisiana, $.7 million in dry hole expense at the Bronson Prospect in Canada and higher geological and geophysical expenses. General and administrative expense during the second quarter of 1997 increased $0.4 million or 19% as compared to the second quarter of 1996, primarily as a result of higher payroll costs. Interest expense during the second quarter of 1997 was $.7 million or 53% higher than the second quarter of 1996 due to the increase in long term debt associated with the issuance of $125 million of Senior Subordinated Notes in May 1997.

     The Company realized a net loss of $1.9 million and loss per share of $0.22 during the second quarter of 1997, compared to a net loss of $5.4 million and loss per share of $0.60 during the second quarter of 1996. The Company's Canadian operations incurred a net loss of $2.0 million during the second quarter of 1997, compared to a net loss of $4.9 million during the second quarter of 1996.

                             THE WISER OIL COMPANY

   COMPARISON OF QUARTER ENDED JUNE 30, 1997 TO QUARTER ENDED JUNE 30, 1996
                                  (continued)

     On May 21, 1997, the Company issued $125 million of 9 1/2% Senior Subordinated Notes that are due in 2007. The Company used $77.0 million of proceeds from the Notes to repay all of the outstanding indebtedness under the Credit Agreement.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

     Revenues for the first half of 1997 increased $3.5 million or 9% from the first half of 1996, due primarily to higher prices received from oil and gas production. Net production for the first half of 1997 was up 4% from the first half of 1996 to 2,444 MBOE. The average price received for oil during the first half of 1997 increased $.48 per Bbl or 3% over the first half of 1996; the average price received for natural gas during the first half of 1997 increased $0.61 per Mcf or 38% over the first half of 1996; the average price received for NGLs during the first half of 1997 increased $2.08 per Bbl or 17% over the first half of 1996. Adjustments to oil and gas sales from the Company's hedging activities resulted in a reduction of $1.8 million in oil and gas revenues during the first half of 1997 as compared to a reduction of $2.6 million during the first half of 1996. Marketable security sales gains were down 73% to $1.8 million during the first half of 1997 compared to $6.8 million during the first half of 1996. The Company plans to liquidate its remaining portfolio of marketable securities during 1997. Other revenues during the first half of 1997 includes a pretax gain of $1.8 million from the sale of oil and gas properties, primarily located in Michigan.

     Production and operating expense for the first half of 1997 increased $2.1 million or 18% over the first half of 1996. The increase was due primarily to additional development wells completed at the Maljamar properties and workover and repair operations at the Wellman properties. On a BOE basis (excluding 301 MMcf and 269 MMcf of natural gas purchased for resale during the first half of 1997 and 1996, respectively), production and operating expense increased to $5.66 per BOE or 13% during the first half of 1997 from $4.99 per BOE during the first half of 1996. DD&A for the first half of 1997 increased $1.2 million or 12% over the first half of 1996, primarily as a result of higher DD&A from Canadian oil and gas properties which have a greater than average ratio of costs to reserves. Exploration expense for the first half of 1997 increased $1.9 million or 88% as compared to the first half of 1996, primarily as a result of $1.2 million in dry hole expense for the South Lakeside prospect in Cameron Parish, Louisiana and higher geological and geophysical expenses. General and administrative expense during the first half of 1997 was comparable to the first half of 1996. Interest expense during the first half of 1997 was $.6 million or 23% higher than the first half of 1996 due to the increase in long term debt associated with the issuance of $125 million of Senior Subordinated Notes in May 1997.

     The Company realized net income of $4.2 million and earnings per share of $0.47 during the first half of 1997, compared to a net loss of $3.9 million and loss per share of $0.43 during the first half of 1996. The Company's Canadian operations incurred a net loss of $2.9 million during the first half of 1997, compared to a net loss of $5.9 million during the first half of 1996.

                             THE WISER OIL COMPANY

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996
                                  (continued)

     Operating cash flows during the first half of 1997 were $17.0 million, up $3.6 million from the first half of 1996 primarily as a result of increased oil and gas revenues. Capital expenditures of $36.6 million during the first half of 1997 were $18.8 million higher than the first half of 1996 due to the $15.0 million acquisition of oil and gas properties in Refugio and Goliad counties in Texas and additional secondary recovery facilities at Maljamar. On May 21, 1997, the Company issued $125 million of 9 1/2% Senior Subordinated Notes that are due in 2007. The Company used $77.0 million of proceeds from the Notes to repay all of the outstanding indebtedness under the Credit Agreement.


NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF GUARANTIES OF 9 1/2% SENIOR SUBORDINATED NOTES

     In May 1997, the Company issued $125 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by certain wholly owned subsidiaries of the Company (the "Subsidiary Guarantors"). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the "Initial Subsidiary Guarantors"). Except for two wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company's direct and indirect subsidiaries.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following unaudited summarized financial information of the Subsidiary Guarantors. The Company has not presented separate financial statements and other disclosures concerning each Subsidiary Guarantor because such information is not material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

                              THE WISER OIL COMPANY

                                                                      Subsidiary Guarantors
                                                          ---------------------------------------------------
(000's)                                                                              The Wiser
                                                              Wiser       T.W.O.C     Marketing     Combined
                                                            Canada(1)       Inc.       Company        Total
                                                          ---------------------------------------------------
REVENUES
For the Quarter Ended June 30, 1997                       $    3,320    $       48      $   410    $    3,778
For the Quarter Ended June 30, 1996                            4,277         4,416          463         9,156
For the Six Months Ended June 30, 1997                         7,401         1,908        1,087        10,396
For the Six Months Ended June 30, 1996                         8,066         7,158          987        16,211

INCOME (LOSS) BEFORE INCOME TAXES
For the Quarter Ended June 30, 1997                       $   (2,013)   $       44      $    48    $   (1,921)
For the Quarter Ended June 30, 1996                           (4,873)        4,411           67          (395)
For the Six Months Ended June 30, 1997                        (2,920)        1,900          116          (904)
For the Six Months Ended June 30, 1996                        (5,888)        7,150          146         1,408

NET INCOME (LOSS)
For the Quarter Ended June 30, 1997                       $   (1,510)   $       33      $    36    $   (1,441)
For the Quarter Ended June 30, 1996                           (4,873)        4,213           64          (596)
For the Six Months Ended June 30, 1997                        (2,920)        1,409           86        (1,425)
For the Six Months Ended June 30, 1996                        (4,416)        6,856          140         2,580

CURRENT ASSETS
June 30, 1997                                             $    3,965    $      140      $   575    $    4,680
December 31, 1996                                              4,958            53          170         5,181

TOTAL ASSETS
June 30, 1997                                             $   46,124    $    6,289      $   575    $   52,988
December 31, 1996                                             39,132         7,229          718        47,079

CURRENT LIABILITIES
June 30, 1997                                             $    6,321    $        -      $   247    $    6,568
December 31, 1996                                              4,931             -          508         5,439

NONCURRENT LIABILITIES
June 30, 1997                                             $        -    $    1,916      $     -    $    1,916
December 31, 1996                                             52,439         2,227            -        54,666

STOCKHOLDER'S EQUITY (DEFICIT)
June 30, 1997                                             $   39,803    $    4,373      $   328    $   44,504
December 31, 1996                                            (18,238)        5,002          210       (13,026)



(1) Includes the accounts of Wiser Oil Delaware, Inc., Wiser Delaware LLC and The Wiser Oil Company of Canada.

See other notes to financial statements included in the Company=s Annual Report on Form 10-K for the year ended December 31, 1996.

                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of The Wiser Oil Company was held in Dallas, Texas, at 4:00 p.m., local time, on May 19, 1997.

(b) Proxies were solicited by the Board of Directors of The Wiser Oil Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.
     There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of a total of 8,948,840 shares of The Wiser Oil Company common stock outstanding and entitled to vote as of the March 28, 1997 record date, 7,309,969 shares were present in person or by proxy, representing approximately 82 percent of outstanding shares. The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of Howard G. Hamilton and C. Frayer Kimball, III to serve three-year terms on the Board of Directors of The Wiser Oil Company. The results of voting were as follows:

                                                           Number of Shares
           Nominee               Number of Shares        WITHHOLDING AUTHORITY
       for Re-election        Voting FOR Election       to Vote for Election
        as Director                as Director                as Director
      ----------------        -------------------       ----------------------
     Howard G. Hamilton              6,713,990                595,979
     C. Frayer Kimball, III          6,705,316                604,653


     The following individuals continued their respective terms of service as Directors of The Wiser Oil Company following the meeting:

                                 Andrew J. Shoup, Jr.
                                 Lorne H. Larson
                                 Jon C. Mosle, Jr.
                                 Paul I. Neuenschwander
                                 A. W. Schenck, III

     The only other matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the proposal to approve an amendment to the Company's 1991 Stock Incentive Plan increasing the number of shares of The Wiser Oil Company common stock which may be offered pursuant to such plan from 600,000 to 1,200,000 shares. The results of voting on this proposal were as follows:

     For: 4,077,989          Against: 1,925,180          Abstain: 143,071

(d)  Inapplicable.

ITEM 5.  OTHER INFORMATION

     In June 1997 the Company acquired certain oil and gas properties in Refugio and Goliad Counties, Texas for an aggregate cash consideration of $15.0 million. The acquired properties include approximately 17,000 gross leasehold acres, 29 productive wells, all of which are being operated by the Company, approximately 30 potential development well sites and a 73-mile 3-D seismic survey. The Company's internal engineers estimate that the properties contain approximately 2,900 MBOE of proved reserves, consisting of approximately 13.2 Bcf of natural gas and 700 MBbls of oil. The Company's working interests in the acquired acreage range from 32.5% to 62.5% and average approximately 53%. The properties produce from multiple formations ranging from depths of 2,900 feet to 5,600 feet. The Company estimates that net production from the properties will average approximately 4,500 Mcf of natural gas and 60 Bbls of oil per day. The Company expects to commence drilling operations on the 30 development well sites during the third quarter of 1997 at a rate of three wells per month. The Company has budgeted $5.2 million for exploration and development activities on these properties during the second half of 1997. In addition, the Company is currently negotiating with the seller of these properties for the purchase by the Company of a 40% working interest in two additional areas within the same geologic trend.

                             THE WISER OIL COMPANY

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         --------
         The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

     (b) Reports on Form 8-K
         -------------------
         Report on Form 8-K filed May 28, 1997 (date of event, May 22, 1997) regarding consummation of the private offering of $125 million of the Company's 9 1/2% Senior Subordinated Notes due 2007.



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE WISER OIL COMPANY
                                        ---------------------
                                            (Registrant)



Date:  August 13, 1997                  /s/   Andrew J. Shoup, Jr.
                                        --------------------------
                                        Andrew J. Shoup, Jr.
                                        President and
                                        Chief Executive Officer



Date:   August 13, 1997                 /s/  Lawrence J. Finn
                                        --------------------------
                                        Lawrence J. Finn
                                        Vice President, Finance and
                                        Chief Financial Officer

                             THE WISER OIL COMPANY

                               INDEX TO EXHIBITS

Exhibit
Number  Exhibit
------  -------

10.1 Second Amendment to Employment Agreement dated July 1, 1991 by and between The Wiser Oil Company and Andrew J. Shoup, Jr. executed May 20, 1997 and effective as of April 1, 1997.

10.2 Amendment to Employment Agreement dated September 30, 1996 by and between The Wiser Oil Company and Kent E. Johnson executed May 20, 1997 and effective as of April 1, 1997.

10.3 Second Amendment to Employment Agreement dated January 24, 1994 by and between The Wiser Oil Company and A. Wayne Ritter executed May 20, 1997 and effective as of April 1, 1997.

10.4 Second Amendment to Employment Agreement dated November 1, 1993 by and between The Wiser Oil Company and Lawrence J. Finn executed May 20, 1997 and effective as of April 1, 1997.

10.5 Second Amendment to Employment Agreement dated August 1, 1994 by and between The Wiser Oil Company of Canada (a subsidiary of the Company) and Allen J. Simus executed May 20, 1997 and effective as of April 1, 1997.

27      Financial Data Schedule.