Form 10-Q
period 1997-09-30
WISER OIL CO
filed 1997-11-14
CIK 107874

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR QUARTER ENDED SEPTEMBER 30, 1997 COMMISSION FILE NUMBER 0-5426

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

             x
           -----                    -----
            Yes                      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Class                             Outstanding at September 30, 1997
       -------------                         ---------------------------------
        $3 par value                                     8,950,090

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

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               SEPTEMBER 30,           DECEMBER 31,
(000's) except share data                                                          1997                    1996
                                                                             -----------------       -----------------
Assets
Current Assets:
   Cash and cash equivalents                                                 $          18,757       $           5,870
   Accounts receivable                                                                  11,693                  14,091
   Inventories                                                                           1,602                   1,289
   Prepaid expenses                                                                        462                     473
                                                                            ------------------      ------------------
      Total Current Assets                                                              32,514                  21,723
                                                                            ------------------      ------------------
Marketable Securities                                                                    6,512                   7,176
Property, Plant and Equipment, at cost:
   Oil and gas properties (successful efforts method)                                  335,253                 306,716
   Other properties                                                                      5,042                   4,974
                                                                            ------------------      ------------------
                                                                                       340,295                 311,690
   Accumulated depreciation, depletion and amortization                               (126,096)               (131,972)
                                                                            ------------------      ------------------
Net Property, Plant and Equipment                                                      214,199                 179,718
Other Assets                                                                             4,423                       -
                                                                            ------------------      ------------------
                                                                            $          257,648      $          208,617
                                                                            ==================      ==================

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                         $           12,929      $           14,996
   Accrued income taxes                                                                  2,195                   1,697
   Accrued liabilities                                                                   5,230                   1,537
                                                                            ------------------      ------------------
      Total current liabilities                                                         20,354                  18,230
                                                                            ------------------      ------------------
Long Term Debt                                                                         124,280                  78,654
Deferred Benefit Cost                                                                    1,643                   1,496
Deferred Income Taxes                                                                   10,816                  10,975

Stockholders' Equity:
    Common stock - $3 par value
      20,000,000 shares authorized; 9,126,294 and 9,115,572 shares issued
      At September 30, 1997 and December 31, 1996, respectively;
      8,950,090 and 8,939,368 shares outstanding at September 30, 1997
      and December 31, 1996, respectively                                               27,379                  27,347
   Paid-in capital                                                                       3,208                   3,078
   Retained earnings                                                                    67,898                  66,385
   Marketable securities valuation adjustment                                            3,968                   4,328
   Foreign currency translation                                                            831                     853
   Treasury stock; 176,204 shares, at cost                                              (2,729)                 (2,729)
                                                                            ------------------      ------------------
      Total stockholders' equity                                                       100,555                  99,262
                                                                            ------------------      ------------------
                                                                            $          257,648      $          208,617
                                                                            ==================      ==================



     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)


                                                        FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                        --------------------     -------------------
                                                         Ended September 30,     ENDED SEPTEMBER 30,
                                                         -------------------     -------------------
(000's except per share data)                             1997        1996        1997        1996
                                                          ----        ----        ----        ----

Revenues:
   Oil and gas sales                                     $ 16,372    $ 17,713    $ 55,641    $ 50,186
   Dividends and interest                                     407         157         864         555
   Marketable security sales gains                              -         805       1,813       7,637
   Other                                                      248         793       2,108       1,020
                                                         --------    --------    --------    --------
                                                           17,027      19,468      60,426      59,398
                                                         --------    --------    --------    --------

Costs and Expenses:
   Production and operating                                 6,407       6,606      19,968      18,097
   Purchased natural gas                                      377         272       1,150         914
   Depreciation, depletion and amortization                 5,318       4,922      16,328      14,772
   Impairments                                                  -           -           -      12,112
   Exploration                                              2,181         805       6,320       3,001
   General and administrative                               2,225       1,900       7,156       6,840
   Interest expense                                         3,289       1,391       6,644       4,119
                                                         --------    --------    --------    --------
                                                           19,797      15,896      57,566      59,855
                                                         --------    --------    --------    --------

Income (Loss)  Before Income Taxes                         (2,770)      3,572       2,860        (457)
Income Tax Expense (Benefit)                                 (892)      1,127         541         954
                                                         --------    --------    --------    --------

NET INCOME (LOSS)                                          (1,878)      2,445       2,319      (1,411)

Retained Earnings, beginning of period                     70,045      56,638      66,385      61,030
Dividends Paid                                               (269)       (269)       (806)       (805)
                                                         --------    --------    --------    --------

Retained Earnings, end of period                         $ 67,898    $ 58,814    $ 67,898    $ 58,814
                                                         ========    ========    ========    ========

Average Outstanding Shares                                  8,950       8,939       8,950       8,939
                                                         ========    ========    ========    ========

Earnings (Loss) Per Share                                $  (0.21)   $   0.27    $   0.26    $  (0.16)
                                                         ========    ========    ========    ========
Cash Dividends Per Share                                 $   0.03    $   0.03    $   0.09    $   0.09
                                                         ========    ========    ========    ========



     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ---------------------------------------
(000's)                                                                        1997              1996
                                                                               ----              ----
Cash Flows From Operating Activities:

Net income (loss)                                                            $  2,319          $ (1,411)
Adjustments to reconcile net income to operating cash flows:
  Depreciation,  depletion and amortization                                    16,328            14,772
  Deferred income taxes                                                            29              (150)
  Marketable securities & property sale gains                                  (3,750)           (7,752)
  Amortization of debt issuance costs                                              67                 -
  Foreign currency translation                                                    (22)               (4)
  Exploration expense                                                           6,320             3,001
  Property impairments                                                              -            12,112
  Other Changes -
    Accounts receivable                                                         2,398              (782)
    Inventories                                                                  (313)               48
    Prepaid expenses                                                               11               230
    Other assets                                                                    -               441
    Accounts payable                                                           (2,067)            1,384
    Accrued income taxes                                                          498              (553)
    Accrued liabilities                                                         3,693                56
    Deferred benefits cost                                                        147               252
                                                                             --------          --------
      Operating Cash Flows                                                     25,658            21,644
                                                                             --------          --------

Cash Flows From Investing Activities:

  Capital and exploration expenditures                                        (58,299)          (31,838)
  Proceeds from sales of property, plant and equipment                          3,107               264
  Proceeds from marketable security sales                                       1,929             8,284
                                                                             --------          --------
      Investing Cash Flows                                                    (53,263)          (23,290)
                                                                             --------          --------

Cash Flows From Financing Activities:

  Long term debt issued                                                       125,000            19,000
  Payments on long term debt                                                  (78,654)          (16,171)
  Debt issuance costs and fees                                                 (5,210)                -
  Common stock issued                                                             162                 -
  Dividends paid                                                                 (806)             (805)
                                                                             --------          --------
      Financing Cash Flows                                                     40,492             2,024
                                                                             --------          --------
Net Increase In Cash                                                           12,887               378
Cash and Cash Equivalents, beginning of year                                    5,870             1,397
                                                                             --------          --------
Cash and Cash Equivalents, end of period                                     $ 18,757          $  1,775
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

                             THE WISER OIL COMPANY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     Revenues for the third quarter of 1997 decreased $2.4 million from the third quarter of 1996, due primarily to reduced oil revenues and the absence of marketable security sale gains in the third quarter of 1997. On a BOE basis, net production was 1,112 MBOE for the third quarter of 1997, down 96 MBOE or 8% from the third quarter of 1996. Oil sales for the third quarter of 1997 were down $2.3 million from the third quarter of 1996 due to lower oil production and lower prices received for oil sales. Net oil production for the third quarter of 1997 was 570,000 bbls, down 75,000 bbls or 12% from the third quarter of 1996 and the average price received for oil sales in the third quarter of 1997 was $17.30 per bbl, down $1.64 per bbl or 9% from the third quarter of 1996. The decrease in oil production is attributable primarily to the sale of properties in Michigan in the first half of 1997 and reduced production from the Wellman Unit. Gas sales in the third quarter of 1997 were up $1.4 million over the third quarter of 1996 due to higher production and higher prices received for gas sales. Net gas production for the third quarter of 1997 was 2,911 MMcf, up 75 MMcf or 3% from the third quarter of 1996 and the average price received in the third quarter of 1997 was $1.97 per Mcf, up $.45 per Mcf or 30% from the third quarter of 1996. Natural gas liquids (NGL) sales for the third quarter of 1997 were down $0.4 million from the third quarter of 1996 due primarily to reduced production attributable to the Wellman Unit.

     Adjustments to oil and gas sales from the Company's hedging activities resulted in a reduction of $0.3 million in oil and gas sales during the third quarter of 1997 as compared to a reduction of $1.9 million during the third quarter of 1996. The Company did not have any marketable security sales gains in the third quarter of 1997 compared to $0.8 million of gains in the third quarter of 1996. The Company plans to liquidate its remaining portfolio of marketable securities during 1997.

     Production and operating expense for the third quarter of 1997 decreased $.2 million or 3% from the third quarter of 1996. On a BOE basis (excluding 162 MMcf and 141 MMcf of natural gas purchased for resale during the third quarter of 1997 and 1996, respectively), production and operating expense during the third quarter of 1997 increased to $5.91 per BOE, up 6% from $5.57 per BOE during the third quarter of 1996. The increase in production and operating expense per BOE during the third quarter of 1997 is attributable primarily to reduced production volumes without a corresponding reduction in production and operating expense. Depreciation, depletion and amortization ("DD&A") for the third quarter of 1997 increased $0.4 million or 8% over the third quarter of 1996, primarily as a result of higher DD&A from Canadian oil and gas properties. Exploration expense for the third quarter of 1997 increased $1.4 million or 171% as compared to the third quarter of 1996, primarily as a result of higher geological and geophysical expenses. General and administrative expense during the third quarter of 1997 increased $0.3 million or 17% as compared to the third quarter of 1996, primarily as a result of higher payroll costs. Interest expense during the third quarter of 1997 was $1.9 million or 136% higher than the third quarter of 1996 due to the increase in long term debt associated with the issuance of $125 million of Senior Subordinated Notes in May 1997.

                             THE WISER OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (continued)

    COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (continued)

     The Company realized a net loss of $1.9 million and loss per share of $0.21 during the third quarter of 1997, compared to net income of $2.4 million and earnings per share of $0.27 during the third quarter of 1996. The Company's Canadian operations incurred a net loss of $0.2 million during the third quarter of 1997, compared to a net loss of $0.3 million during the third quarter of 1996.


   COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     Revenues for the first nine months of 1997 increased $1.0 million or 2% from the first nine months of 1996, due primarily to higher oil and gas sales. Oil and gas sales for the first nine months of 1997 were up $5.5 million over the same period in 1996 primarily as a result of higher gas prices. On a BOE basis, net production was 3,556 MBOE for the first nine months of both 1997 and 1996. Net oil production was 1,830 Mbbls for the fist nine months of 1997, up 68 Mbbls or 3.8% over 1996. The increase in net oil production over 1996 is attributable primarily to the Maljamar field. The average price received for oil sales during the first nine months of 1997 was $18.17 per Bbl, a decrease of $0.23 per Bbl or 1.2% from the first nine months of 1996. Net gas production for the first nine months of 1997 was 8,974 MMcf, down 252 MMcf or 3% from the first nine months of 1996. The average price received for gas sales during the first nine months of 1997 was $2.14 per Mcf, up $0.56 per Mcf or 35% from the first nine months of 1996. Adjustments to oil and gas sales from the Company's hedging activities resulted in a reduction of $2.1 million in oil and gas sales during the first nine months of 1997 as compared to a reduction of $4.5 million during the same period in 1996. Marketable security sales gains were down 76% to $1.8 million during the first nine months of 1997 compared to $7.6 million during the first nine months of 1996. The Company plans to liquidate its remaining portfolio of marketable securities during 1997. Other revenues during the first nine months of 1997 includes a pretax gain of $1.8 million from the sale of oil and gas properties, primarily located in Michigan.

     Production and operating expense for the first nine months of 1997 increased $1.9 million or 10% over the first nine months of 1996. The increase was due primarily to additional development wells completed at the Maljamar properties and workover and repair operations at the Wellman Unit. On a BOE basis (excluding 463 MMcf and 410 MMcf of natural gas purchased for resale during the first nine months of 1997 and 1996, respectively), production and operating expense increased to $5.74 per BOE or 11% during the first nine months of 1997 from $5.19 per BOE during the same period in 1996. DD&A for the first nine months of 1997 increased $1.6 million or 11% over the first nine months of 1996, primarily as a result of higher DD&A from Canadian oil and gas properties. Exploration expense for the first nine months of 1997 increased $3.3 million or 111% as compared to the same period in 1996, primarily as a result of $1.2 million in dry hole expense for the South Lakeside prospect in Cameron Parish, Louisiana and higher geological and geophysical expenses. General and administrative expense during the first nine months of 1997 was slightly higher than the same period in 1996 due primarily to higher payroll costs. Interest expense during the first nine months of 1997 was up $2.5 million or 61% over the same period in 1996 due to the increase in long term debt associated with the issuance of $125 million of Senior Subordinated Notes in May 1997.

                             THE WISER OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (continued)

   COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (continued)

     The Company realized net income of $2.3 million and earnings per share of $0.26 during the first nine months of 1997, compared to a net loss of $1.4 million and loss per share of $0.16 during the first nine months of 1996. The Company's Canadian operations incurred a net loss of $3.2 million during the first nine months of 1997, compared to a net loss of $6.2 million during the first nine months of 1996.

     Operating cash flows during the first nine months of 1997 were $25.7 million, up $4.0 million from the first nine months of 1996 primarily as a result of changes in working capital components. Capital and exploration expenditures of $58.3 million during the first nine months of 1997 were $26.5 million higher than the same period in 1996 due primarily to the $15.0 million acquisition of oil and gas properties in Refugio and Goliad counties in Texas, additional secondary recovery facilities at Maljamar and higher exploration expense. On May 21, 1997, the Company issued $125 million of 9 1/2% Senior Subordinated Notes that are due in 2007. The Company used $77.0 million of proceeds from the Notes to repay all of the outstanding indebtedness under the Credit Agreement.

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

                             THE WISER OIL COMPANY


                                                                        SUBSIDIARY GUARANTORS
                                                    -------------------------------------------------------------
(000's)                                                                                 THE WISER
                                                           WISER          T.W.O.C       MARKETING      COMBINED
                                                         CANADA(1)          INC.         COMPANY         TOTAL
                                                    -------------------------------------------------------------
Revenues
For the Quarter Ended September 30, 1997                $  3,867           $   48         $  552      $  4,467
For the Quarter Ended September 30, 1996                   4,438              924            423         5,785
For the Nine Months Ended September 30, 1997              11,268            2,215          1,640        15,123
For the Nine Months Ended September 30, 1996              12,504            8,082          1,410        21,996

INCOME (LOSS) BEFORE INCOME TAXES
For the Quarter Ended September 30, 1997                $   (255)          $   44         $   63      $   (148)
For the Quarter Ended September 30, 1996                    (322)             920             48           646
For the Nine Months Ended September 30, 1997              (3,176)           2,205            181          (790)
For the Nine Months Ended September 30, 1996              (6,210)           8,069            194         2,053

NET INCOME (LOSS)
For the Quarter Ended September 30, 1997                $   (217)          $   38         $   53      $   (126)
For the Quarter Ended September 30, 1996                    (322)             785             41           504
For the Nine Months Ended September 30, 1997              (2,700)           1,874            154          (672)
For the Nine Months Ended September 30, 1996              (6,210)           6,859            165           814

CURRENT ASSETS
September 30, 1997                                      $  4,295           $  184         $  156      $  4,635
December 31, 1996                                          4,958               53            170         5,181

TOTAL ASSETS
September 30, 1997                                      $ 46,535           $6,696         $  569      $ 53,800
December 31, 1996                                         39,132            7,229            718        47,079

CURRENT LIABILITIES
September 30, 1997                                      $  5,757           $    -         $  300      $  6,057
December 31, 1996                                          4,931                -            508         5,439

NONCURRENT LIABILITIES
September 30, 1997                                      $  3,212           $2,040         $    -      $  5,252
December 31, 1996                                         52,439            2,227              -        54,666

STOCKHOLDER'S EQUITY (DEFICIT)
September 30, 1997                                      $ 37,566           $4,656         $  269      $ 42,491
December 31, 1996                                        (18,238)           5,002            210       (13,026)

(1) Includes the accounts of Wiser Oil Delaware, Inc., Wiser Delaware LLC and The Wiser Oil Company of Canada.

See other notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------
          The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

     (b)  Reports on Form 8-K
          -------------------
          None.


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



                                           THE WISER OIL COMPANY
                                        ----------------------------------------
                                               (Registrant)



Date:  November 14, 1997                /s/  Andrew J. Shoup, Jr.
                                        ----------------------------------------
                                          Andrew J. Shoup, Jr.
                                          President and
                                          Chief Executive Officer



Date:  November 14, 1997                 /s/  Lawrence J. Finn
                                        ----------------------------------------
                                          Lawrence J. Finn
                                          Vice President, Finance and
                                          Chief Financial Officer

                             THE WISER OIL COMPANY

                               INDEX TO EXHIBITS

Exhibit
Number    Exhibit
------    -------

27        Financial Data Schedule