Form 10-K405
period 1997-12-31
WISER OIL CO
filed 1998-03-31
CIK 107874

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K
                                 ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NUMBER 0-5426


                             THE WISER OIL COMPANY
                            A DELAWARE CORPORATION


                 I.R.S. EMPLOYER IDENTIFICATION NO. 55-0522128

                         8115 PRESTON ROAD, SUITE 400
                              DALLAS, TEXAS 75225
                           TELEPHONE: (214) 265-0080

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EXCHANGE ON
TITLE OF EACH CLASS                                  WHICH REGISTERED
-------------------                                  -------------------
COMMON STOCK-PAR VALUE, $3.00 PER SHARE              NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                      NEW YORK STOCK EXCHANGE

Indicate by check mark whether registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 27, 1998, registrant had outstanding 8,951,965 shares of common stock, $3.00 par value ("Common Stock"), which is registrant's only class of common stock.

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on February 27, 1998 was approximately $114 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
  (SPECIFIC INCORPORATIONS ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

Portions of the registrant's proxy statement furnished to stockholders in connection with the May 18, 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year.

                                TABLE OF CONTENTS

                                   DESCRIPTION

 Item                                                                   Page

                                    PART I

 1. BUSINESS..........................................................     3
 2. PROPERTIES........................................................    26
 3. LEGAL PROCEEDINGS.................................................    26
 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    26

                                    PART II

 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS...........................................    27
 6. SELECTED FINANCIAL DATA...........................................    28
 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...........................    31
 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................    36
 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE...........................    36

                                   PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................    36
11. EXECUTIVE COMPENSATION............................................    36
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...................................................    37
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................    37

                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K..................................................    38

                             THE WISER OIL COMPANY

                                    PART I

ITEM 1. Business

GENERAL

  Founded in 1905, The Wiser Oil Company (the "Company" or "Wiser") is one of the oldest public independent oil and gas companies in the United States. In recent years, the Company has successfully implemented a new business strategy adopted in 1991, emphasizing growth in reserves and production volumes through acquisitions and subsequent development and exploitation of acquired properties. Since its change in strategic direction, the Company's total proved reserves have grown to 49.7 MMBOE (approximately 60% of which were oil and NGLs) at December 31, 1997 from 24.3 MMBOE at December 31, 1991, and its annual net production has grown to 4.9 MMBOE in 1997 from 2.3 MMBOE in 1991. The Company's primary operations, representing approximately 51% of its proved reserves at December 31, 1997, are located in the Permian Basin in West Texas and Southeast New Mexico. Wiser has additional operations in Alberta, Canada, the Appalachian Basin in Kentucky, Tennessee and West Virginia, and the San Juan Basin in New Mexico.

  Prior to 1991 the Company focused primarily on the acquisition of non-operated interests in oil and gas properties. In 1991 the Company moved its headquarters from Sistersville, West Virginia to Dallas, Texas and began to assemble a team of experienced management with substantial acquisition, exploitation and development expertise. After reviewing the Company's existing property portfolio and refining the new business strategy, the management team began disposing of the Company's non-strategic assets and acquiring and operating properties in new core areas with the potential for increased reserves and production volumes. Pursuant to this strategy, the Company acquired and developed properties in the Permian Basin and Canada, and successfully added reserves and production through workovers, recompletions, waterfloods and CO2 gas injections, as well as the drilling of exploratory, development and infill wells.

  A substantial portion of the Company's growth in reserves and production volumes since 1991 has been the result of (i) two successful enhanced oil recovery projects on properties acquired from 1992 to 1995 in the Permian Basin and (ii) the Company's 1994 acquisition and subsequent exploration on and exploitation of properties in Alberta, Canada. From June 1993 through December 1997, the Company completed 163 producing wells on its Maljamar waterflood project in Southeast New Mexico. As a result, the Company's average daily net production from the three units in this project increased to 2,921 BOE in 1997 from 580 BOE in January 1993 (on a pro forma combined basis, assuming the Company had acquired all three units at January 1, 1993). At its Wellman Unit in West Texas, the Company used CO2 gas injection to increase average daily net production to 1,458 BOE in 1997 from 650 BOE in December 1993. In June 1994 the Company acquired oil and gas properties located primarily in Alberta, Canada for $52.0 million. From the date of their acquisition through December 1997, the Company completed 42 net wells on these properties. As a result, the Company's average daily net Canadian production increased to 3,232 BOE in 1997 from 1,860 BOE in June 1994.

  The Company's principal executive offices are located at 8115 Preston Road, Suite 400, Dallas, Texas 75225, and its telephone number is (214) 265-0080. Certain oil and gas industry terms used herein are defined in the "Glossary of Oil and Gas Terms" appearing at the end of this Item 1.

PRINCIPAL OIL AND GAS PROPERTIES

  The following table summarizes certain information with respect to each of the Company's principal areas of operation at December 31, 1997.

                                                                            Proved Reserves
                                                              -------------------------------------------
                                                                                                                1997
                                                  Total                                Total      Percent      Average
                                                  Gross        Oil                     Proved    of Total        Net
                                                 Oil and       and NGLs      Gas      Reserves     Proved    Production
                                                 Gas Wells    (MBbls)      (MMcf)       (MBOE)    Reserves    (BOE/Day)
                                                 ---------    ---------    ------     --------   ---------   ----------
Permian Basin
  Maljamar..................................           231      13,739       5,424      14,643         30%        2,921
  Wellman...................................            18       6,696       2,367       7,091         14%        1,458
  Dimmitt/Slash Ranch.......................            83       2,265       7,694       3,546          7%          901
                                                     -----      ------     -------     -------       -----       ------
    Total...................................           332      22,700      15,485      25,280         51%        5,280
Appalachian Basin...........................           466         807      35,233       6,679         13%        1,273
San Juan Basin..............................         2,200          46      20,571       3,474          7%        1,066
Other.......................................           476       1,764      25,659       6,042         12%        2,281
                                                     -----      ------     -------     -------       -----       ------
Total United States.........................         3,474      25,317      96,948      41,475         83%        9,900
Canada......................................           322       4,404      23,146       8,262         17%        3,232
                                                     -----      ------     -------     -------       -----       ------
Total Company...............................         3,796      29,721     120,094      49,737        100%       13,132
                                                     =====      ======     =======     =======       =====       ======

 Permian Basin

  Maljamar. The Company's Maljamar properties are situated in Southeast New Mexico. At December 31, 1997, the Maljamar properties contained 14.6 MMBOE of proved reserves, which represented 30% of the Company's total proved reserves and 24% of the Company's Present Value of total proved reserves.

  The Maljamar properties consist primarily of three oil producing units acquired by the Company in separate transactions between 1992 and 1995: the Maljamar Grayburg and Caprock Maljamar Units, both of which are in Lea County, New Mexico, and the Skelly Unit in Eddy County, New Mexico. The Maljamar Grayburg Unit produces from the Grayburg and San Andres formations at depths ranging from 3,800 to 4,500 feet, and the Caprock Maljamar Unit produces from the same formations at depths ranging from 4,000 to 5,000 feet. The Skelly Unit is located approximately five miles west of the two Lea County units and produces from the Seven Rivers, Grayburg and San Andres formations at depths ranging from 2,100 to 4,000 feet. The Company has a 100% working interest in each of these units, which, along with some smaller adjacent properties, have been combined into a single large scale waterflood project encompassing approximately 12,800 gross leasehold acres.

  Exploitation efforts at the project include recompletions of existing wells and the drilling of infill development wells on 20-acre spacing to create a five-spot water injection pattern of 40 acres. From June 1, 1993 through December 31, 1997, the Company made capital expenditures of $75.5 million and completed 163 producing wells at the project. At December 31, 1997, the project included 231 producing wells and 175 water injection wells, all of which were operated by the Company. During 1997, Wiser placed a total of 50 wells on production, and had 12 additional wells in various stages of drilling or completion at year end. At December 31, 1997, a total of 3 wells remain to be drilled at the project, all of which are expected to be drilled in 1999 as part of a total capital expenditure thereon of $1.3 million.

 The Company's net production from the Maljamar properties averaged 2,586 Bbls of oil, 107 Bbls of NGLs and 1,367 Mcf of natural gas per day in 1997. The Company's cumulative net production from the Maljamar properties since acquired by the Company has been 2,304 MBbls of oil and 1.2 Bcf of natural gas through December 31, 1997.

  Wellman Unit. In 1993 the Company acquired a 62% working interest in and became operator of the Wellman Unit in Terry County, Texas, located in the northwestern edge of the Horseshoe Atoll. At December 31, 1997, the

Company's Wellman property contained 7.1 MMBOE of proved reserves, which represented 14% of the Company's total proved reserves and 4% of the Company's Present Value of total proved reserves.

  The Company owns approximately 2,300 gross (1,400 net) leasehold acres in the Wellman Unit. The Wellman Unit produces oil from the Wolfcamp Reef formation at depths ranging from 9,100 to 10,000 feet through the injection of water and CO2 into the reservoir. Water injection at the unit began in 1979, and CO2 injection began in 1983. The unit also includes a gas processing plant, which processes wellhead gas produced from the unit. Wiser's interest in this plant is proportionate to its working interest in the Wellman Unit. Processing at the plant involves subjecting the wellhead gas to high pressure and low temperature treatments that cause the gas to separate into various products, including NGLs, residual natural gas and CO2. The NGLs and residual natural gas are sold to pipeline companies, and the CO2 is reinjected into the unit's reservoir. At December 31, 1997, the unit included 18 productive wells, 3 water injection wells, 3 CO2 injection wells and 3 water disposal wells, all of which were operated by the Company.

  The Company's net production from the Wellman Unit averaged 946 Bbls of oil, 432 Bbls of NGLs and 480 Mcf of natural gas per day in 1997. The Company's cumulative net production from the unit since acquired by the Company has been 1,526 MBbls of oil, 436 MBbls of NGLs and 311 MMcf of natural gas through December 31, 1997.

  In 1994 the Company began reconditioning the gas processing plant at the Wellman Unit to enhance the extraction of NGLs and residual natural gas from the wellhead gas. The Company completed the reconditioning project in June 1995 at a total cost of approximately $6.0 million. For the year ended December 31, 1997, the gas plant processed an average of 34 MMcf of gross natural gas and CO2 per day and recovered an average of 784 Bbls of NGLs and 808 Mcf of residual natural gas per day. The plant currently operates at 96% of its maximum capacity of 35 MMcf of gas per day.

  Dimmitt/Slash Ranch Fields. The Company's Dimmitt/Slash Ranch properties are situated in Loving County, Texas, 80 miles west of Midland, Texas. At December 31, 1997, the Dimmitt/Slash Ranch properties contained 3.5 MMBOE of proved reserves, which represented 7% of the Company's total proved reserves and 8% of the Company's Present Value of total proved reserves.

  The Company owns approximately 5,320 gross (5,290 net) leasehold acres in the Dimmitt Field, and has working interests in this acreage ranging from 75% to 100%. The Company acquired its initial interest in and became operator of the field in 1993. The Dimmitt Field produces oil and gas from the Cherry Canyon and Bell Canyon formations at depths ranging from 4,700 to 6,700 feet. At December 31, 1997, the field included 80 productive wells. The Company completed 1 well in the Cherry Canyon formation and performed 9 recompletions on producing wells in the Bell Canyon formation in 1997. The Company plans to recomplete 18 additional Bell Canyon wells during the next six years for an estimated total capital expenditure of approximately $1.25 million. The Company's net production from the Dimmitt Field averaged 411 Bbls of oil and 1,377 Mcf of natural gas per day in 1997.

  The Slash Ranch Field is a natural gas field that underlies the Dimmitt Field. The Company owns approximately 4,160 gross (3,390 net) leasehold acres in the Slash Ranch Field. The Slash Ranch Field produces from the Atoka, Fusselman and Ellenburger formations at depths ranging from 15,000 to 20,000 feet. At December 31, 1997, the field included 3 producing wells, all of which were operated by the Company. The Company's working interests in these wells range from 34% to 100%. The Company's net production from the Slash Ranch Field averaged 1,564 Mcf of natural gas per day in 1997. The Company has identified several exploratory prospects in this field and intends to further define these prospects with 3-D seismic in 1997. See "-Exploration Activities-United States-West Texas."

  The Company's net production from the Dimmitt/Slash Ranch properties averaged 411 Bbls of oil and 2,941 Mcf of natural gas per day in 1997. The Company's cumulative net production from the properties since acquired by the Company has been 455 MBbls of oil and 4.1 Bcf of natural gas through December 31, 1997.

Appalachian Basin

The Company's Appalachian Basin properties are situated in Kentucky, Tennessee and West Virginia. At December 31, 1997, these properties contained 6.7 MMBOE of proved reserves, which represented 13% of the Company's total proved reserves and 15% of the Company's Present Value of total proved reserves. The Appalachian Basin reserves are long-lived reserves (generally, over 40 years) characterized by gradual decline rates.

  The Company has operated in Kentucky and Tennessee since 1917 and owns approximately 123,000 gross (108,000 net) leasehold acres in 22 shallow natural gas fields in southeastern Kentucky and northeastern Tennessee. The Company's working interests in this acreage range from 33% to 100%. The Company has a 100% working interest in approximately 90% of the total acreage. The primary producing formations in these fields are the Maxon, Big Lime and Corniferous at a maximum depth of less than 3,000 feet. At December 31, 1997, the Company owned 368 gross (309 net) productive wells in these fields, of which approximately 98% were operated by the Company. Although daily production from individual wells in the fields is low (on average, 30 Mcf per day), the production generally receives a higher sales price than the Company's other natural gas production because of the proximity of the fields to the northeastern United States gas markets. The Company completed 4 development wells in Kentucky and Tennessee in 1997. The Company expects to spend approximately $0.3 million on development drilling activities in Kentucky and Tennessee in 1998. The Company's net production from its Kentucky and Tennessee properties averaged 5,070 Mcf of natural gas, 84 Bbls of oil and 143 Bbls of NGLs per day in 1997.

  The Company owns approximately 20,000 gross (14,000 net) leasehold acres in the Blue Creek Field in Clay and Kanawha Counties, West Virginia. The Company has an average 70% working interest in this acreage, which it acquired in February 1995. The Blue Creek Field produces from the Rosedale, Injun, Keener and Weir formations, ranging from depths of 1,200 to 2,800 feet. At December 31, 1997, the Company owned 98 gross (68 net) productive gas wells in this field, all of which were operated by another company. During 1997, the Company participated in the drilling of 20 gross (15 net) development wells in the Blue Creek Field. The Company has identified 30 low-risk exploratory drilling locations in the field and plans to drill 25 of these locations in 1998 for an estimated total capital expenditure of $3.6 million. The Company's net production from its West Virginia properties averaged 1,205 Mcf of natural gas per day in 1997.

  The Company owns and operates an extensive natural gas gathering and transportation system located in its producing areas of Kentucky and Tennessee. The system consists of approximately 340 miles of gas gathering pipelines, 6 gas compressor stations, two gas processing plants and two gas storage reservoirs. The pipelines have a throughput capacity of approximately 20 MMcf of natural gas per day. During the year ended December 31, 1997, the pipelines gathered an average of 10.9 MMcf of natural gas per day. The two processing plants have a total capacity of 16 MMcf of natural gas per day. During the year ended December 31, 1997, the plants processed an average of 10.5 MMcf of natural gas per day and recovered an average of 143 Bbls of NGLs per day. See "-Marketing of Production."

  The Company's net production from its Appalachian Basin properties averaged 6,275 Mcf of natural gas, 84 Bbls of oil and 143 Bbls of NGLs per day in 1997.

San Juan Basin

  The Company's San Juan Basin properties are located in Rio Arriba County in northwestern New Mexico. At December 31, 1997, the San Juan Basin properties contained 3.5 MMBOE of proved reserves, which represented 7% of the Company's total proved reserves and 8% of the Company's Present Value of total proved reserves. The Company owns approximately 11,100 gross (5,300 net) leasehold acres in the San Juan Basin. The Company's average 48% working interest in the acreage was contributed in connection with a unitization of the wells in the San Juan Basin fields in the 1950's, resulting in the ownership by the Company of small non-operated working interests in the wells. At December 31, 1997, the Company owned working interests in approximately 2,200 producing gas wells in the San Juan Basin. These working interests range from 0.21% to 4.2% and average approximately 1.8%. The Company's San Juan Basin properties produce from multiple formations ranging from depths of 3,500 feet to 8,000 feet. The Company's net production from these properties averaged 6,277 Mcf of natural gas and 20 Bbls of oil per day in 1997. During the year ended December 31, 1997, approximately
50% of the Company's net production from these properties was from the Fruitland Coal seams. Such production generates nonconventional fuels income tax credits for Wiser under Section 29 of the Internal Revenue Code of 1986, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations." The Company expects that future development of the properties will depend on natural gas prices, and that its share of the costs of any such future development activities will not be significant.

Other U.S. Properties

  The Company's other United States properties include properties located in the Anadarko Basin in Texas and Oklahoma and the Gulf Coast onshore region. The Company intends to develop its Anadarko Basin and Gulf Coast properties as new core operating areas if certain exploration projects it is currently pursuing prove successful. See "-Exploration Activities-United States."

CANADA

  In June 1994, Wiser established an important new core area with the completion of a $52.0 million acquisition of Canadian oil and gas properties from Eagle Resources, Ltd. The purchase included 7.2 MMBOE of proved reserves and 2.8 MMBOE of probable reserves, approximately 127,000 net undeveloped acres, seven exploration prospects and an existing staff of 23 persons. At December 31, 1997, the Company's Canadian properties contained 8.3 MMBOE of proved reserves, which represented 17% of the Company's total proved reserves and 21% of the Present Value of the Company's total proved reserves.

The following table summarizes certain information with respect to each of the Company's principal Canadian areas of operation at December 31, 1997:

                                                                       Proved Reserves
                                                               ------------------------------------------
                                                                                                   Percent      1997
                                                  Total                                Total      of Total     Average
                                                  Gross        Oil                     Proved     Canadian       Net
                                                 Oil and       and NGLs      Gas      Reserves     Proved    Production
                                                 Gas Wells    (MBbls)      (MMcf)       (MBOE)    Reserves     (BOE/Day)
                                                 ---------    ---------    -------    --------    --------   -----------
Evi.........................................            14       2,047          --       2,047         25%           520
Provost.....................................            74         870       1,113       1,056         13%           614
Portage.....................................             7          --       3,902         650          8%           --
Pine Creek..................................             5         133       1,659         410          5%           103
Leahurst....................................            19         220         300         270          3%           305
Other.......................................           193       1,134      16,172       3,829         46%         1,690
                                                      ----       -----      ------       -----       -----         -----
Total Canada................................           312       4,404      23,146       8,262        100%         3,232
                                                      ====       =====      ======       =====        ====         =====

 Evi. The Company's Evi Field is located approximately 400 miles north of Calgary. At December 31, 1997, the Evi Field contained 2,047 MBOE of proved reserves, which represented 25% of the Company's total Canadian proved reserves and 47% of the Present Value of the Company's total Canadian proved reserves.

 The Company owns approximately 5,440 gross (2,330 net) leasehold acres in the Evi Field, and has an average 42% working interest in this acreage. The Evi Field produces oil from the Granite Wash formation at depths ranging from 4,900 to 5,000 feet. The Company's net production from the Evi Field averaged 520 Bbls of oil per day in 1997. At December 31, 1997, the Company owned 14 gross (5.1 net) productive wells and two gross (0.4 net) water disposal wells in the field, of which 11 productive wells and both water disposal wells were operated by Wiser.

  In December 1997, the Company exchanged all of its interest in the Grand Prairie Field located northwest of Calgary and paid $4.3 million in cash to purchase additional working interests in the Evi Field. This acquisition increased the Company's average working interests in the Evi Field from 34% to 42%.

  Provost. The Company's Provost properties are located approximately 210 miles northeast of Calgary. At December 31, 1997, the Provost properties contained 1,056 MBOE of proved reserves, which represented 13% of the Company's total Canadian proved reserves and 13% of the Present Value of the Company's total Canadian proved reserves.

  The Company owns approximately 10,853 gross (7,055 net) leasehold acres in the Provost properties, and has an average 65% working interest in this acreage. The Provost properties produce mainly from the Dina formation at depths of 3,070 to 3,170 feet. The Provost Dina 'X' Pool is the Company's main producing pool in these properties and water injection in this pool began in 1990. The Company drilled 27 wells in the Provost properties in 1997 and plans to drill 4 additional wells in Provost in 1998.

  The Company's net production from the Provost properties averaged 614 Bbls of oil per day in 1997. At December 31, 1997, the Company owned 74 gross (50.8 net) productive wells and 2 gross (2 net) water injection wells on the properties, of which 54 gross productive wells and both water injection wells were operated by the Company.

  Portage. The Company's Portage properties are located approximately 350 miles northeast of Calgary. At December 31, 1997, the Portage properties contained 650 MBOE of proved reserves, which represented 8% of the Company's total Canadian proved reserves and 3% of the Present Value of the Company's total Canadian proved reserves.

  The Company owns approximately 16,000 gross (11,648 net) leasehold acres in the Portage properties, and has an average 73% working interest in this acreage. The Portage properties produce from the Grand Rapids formation at depths of 1,050 to 1,100 feet. At December 31, 1997, the Company owned 7 gross (6.5 net) productive wells, all of which were operated by Wiser. All of the wells are temporarily shut-in, and the Company expects to commence production in April 1998. There was no production from the Portage properties during 1997.

Pine Creek. The Company's Pine Creek Field is located approximately 240 miles northwest of Calgary. At December 31, 1997, the Pine Creek Field contained 410 MBOE of proved reserves, which represented 5% of the Company's total Canadian proved reserves and 4% of the Present Value of the Company's total Canadian proved reserves. The Company owns approximately 8,000 gross (2,100 net) leasehold acres in the Pine Creek Field, and has a 26% working interest in this acreage. The Pine Creek Field produces gas from the Bluesky and Gething formations at depths of 8,000 to 8,200 feet. At December 31, 1997, the Company owned 5 gross (1.3 net) productive wells in the Pine Creek Field, all of which were operated by a third party. The Company's net production from the Pine Creek Field averaged 620 Mcf of natural gas per day in 1997.

  Leahurst. The Company's Leahurst properties are located approximately 180 miles northeast of Calgary. At December 31, 1997, the Leahurst properties contained 270 MBOE of proved reserves, which represented 3% of the Company's total Canadian proved reserves and 6% of the Present Value of the Company's total Canadian proved reserves.

  The Company owns approximately 880 gross (560 net) leasehold acres in the Leahurst properties, and has an average 63% working interest in this acreage. The Leahurst properties produce from the Glauconite formation at depths of 4,150 to 4,250 feet. At December 31, 1997, the Company owned 19 gross (3.0 net) productive wells and 3 gross (0.5 net) water injection wells on the Leahurst properties. All of the wells in the properties have been unitized in the Leahurst Glauconite 'B' Unit, in which the Company has a 16% working interest. The unit is operated by a third party. Water injection in the unit began in 1994 to enhance oil recovery. The Company's net production from the Leahurst properties averaged 278 Bbls of oil, 117 Mcf of natural gas and 8 Bbls of NGLs per day in 1997.

  Other Canadian Properties. The Company owns interests in approximately 30 other Canadian properties, primarily located in its principal areas of operation. For the year ended December 31, 1997, these properties individually represented less than 5%, and in the aggregate represented approximately 46%, of the Company's total Canadian proved reserves.


EXPLORATION ACTIVITIES

United States

Wiser's domestic exploration program seeks to maintain a balanced portfolio of drilling opportunities that range from lower risk field extension wells to higher risk, high reserve potential prospects. The Company focuses primarily on exploration opportunities that can benefit from advanced technologies, including 3-D seismic, designed to reduce risks and increase success rates. Prospects are developed in-house and through strategic alliances with exploration companies that have expertise in specific target areas. In addition, the Company evaluates some externally generated prospects and participates in farm-ins to enhance its portfolio. In 1997, Wiser participated in 18 gross (10 net) domestic exploration wells, compared with 3 gross (2 net) wells in 1996, spending $8.9 million in 1997 and $0.9 million in 1996 on domestic exploration. The Company has budgeted $19.0 million for its 1998 domestic exploration program.

  The Company is currently focusing its domestic exploration activities in the following geographical areas:

South Texas. In the second half of 1997, the Company generated the Frio Project by initially acquiring interests in the Welder Ranch prospect, which included 29 producing wells and approximately 30 undeveloped drilling locations, and also acquiring interests in the nearby Terrell Ranch, Roche Ranch, Fitzsimmons and Blanco Creek prospects . During 1997, the Company utilized 3-D seismic to identify shallow (3,000 to 6,000 feet) natural gas objectives on the Frio Project, and during the second half of 1997 the Company drilled 9 successful wells and 4 dry holes on the project. The Company considers this project as having relatively low risk and plans to drill 76 wells in the project in 1998. The Company's working interests in the project range from 30% to 80%.


 West Texas. The Company has identified deep exploratory prospects in both the Slash Ranch Field in Loving County and the Wellman Field in Terry County where they are currently producing at shallower depths. The Company intends to define the Slash Ranch prospect further with 3-D seismic and plans to drill 1 well at Slash Ranch and 1 well at Wellman in 1998. In Pecos County, Wiser has a 25% working interest in both the Indian Mesa and Panther Bluff prospects. The Company has completed 3-D seismic on the Indian Mesa prospect and an unsuccessful exploratory well was drilled on this prospect in 1997 at no cost to the Company. The Company has identified several single-well gas prospects at Indian Mesa and plans to drill 2 wells in 1998. The Company has identified unproven drilling potential in the Panther Bluff prospect to be defined further with 3-D seismic data. Approximately 26 square miles of 3-D seismic will be processed in 1998. One well is planned for Panther Bluff in 1998. Late in 1997, the Company acquired a 33% working interest in the Coyanosa prospect, and a well is currently drilling to test the Cherry Canyon formation.

  Gulf Coast. During 1997, the Company participated in the drilling of a dry hole at the South Lakeside prospect in Cameron Parish, Louisiana. Wiser does not plan to drill any additional wells at this prospect. The Company has a 20% working interest in the Bison Ridge prospect in Layfayette Parish, Louisiana where a 62 square mile 3-D seismic survey was underway at year-end 1997. Two wells are planned to be drilled on the prospect in 1998 to a depth of 13,000 to 17,000 feet. In Conecuh County, Alabama, the Company has a 50% working interest in the Castleberry prospect. During 1997, a 31 square mile 3-D seismic survey was completed and Wiser expects to drill 2 wells at the Castleberry prospect in 1998.

  Canada

Wiser focuses its Canadian exploration activities in specific regions within the Western Canadian Sedimentary Basin in close proximity to known producing horizons where the potential for significant reserves exists. The

Company's technical personnel have considerable experience in this focus area. During 1997, the Company drilled 4 gross (3 net) exploratory wells of which 3 gross (2 net) were successful. The Company spent $3.5 million on exploration in Canada in 1997 and has budgeted $1.9 million for its 1998 Canadian exploration program.

  The Company is currently focusing its Canadian exploration activities in the following geographical areas:

  Northeast British Columbia. During 1997, the Company continued expanding, delineating and developing its 1996 oil discovery at the Elm prospect. Currently 3 wells are producing and 6 additional wells are planned for 1998. The Company's working interests in the Elm prospect range from 50% to 100%.

  West Central Alberta. In March 1997, the Company successfully completed an exploratory well at the Sunchild prospect and identified a second prospect to the south of Sunchild at the Ferrier prospect. A follow-up well is planned for 1998 at Sunchild, and an exploratory well is also planned for Ferrier in 1998. The Company's working interests in the Sunchild and Ferrier prospects range from 25% to 50%.

   The Company has a 50% working interest in the Windfall prospect. A natural gas target has been confirmed, and Wiser plans to drill an exploratory well at Windfall in 1998.

  During 1997, the Company completed a 2-D seismic survey at Wild River and is currently acquiring acreage in this prospect. A deep well test is planned for 1998 in which the Company will have a 50% working interest.

  Southest Alberta. At Provost, the Company discovered the Provost W3W pool in May 1997, and 24 follow-up oil wells were successfully completed during 1997. The Company plans to initiate a waterflood at Provost during 1998 and another exploratory well is planned for 1998 in which the Company will have a 50% working interest. Wiser's average working interest is 65% in the Provost properties.

International

Peru. The Company has a 12.5% working interest in Block 81 which is a high risk and high potential exploration prospect operated by Quintana Minerals Peru that comprises 2.5 million acres. The Company has budgeted approximately $1.3 million for drilling a 13,200-foot exploratory well which is expected to start drilling in April 1998.

Brazil. Wiser is currently participating in a group operated by Santa Fe Energy Resources, Inc. that has applied for development and exploration concessions from PETROBRAS, the Brazilian oil company.

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

  During the year ended December 31, 1997, revenues from the sale of production to Highland Energy Company, Koch Oil Co. Ltd. and Enron Oil Trading and Transportation represented approximately 37%, 15% and 12%, respectively, of the Company's total oil and gas revenues. The sales to Koch Oil Co. Ltd. accounted for approximately 75% of the Company's revenues from sales of its Canadian production in 1997. The Company believes it would be able to locate alternate purchasers in the event of the loss of any one or more of these purchasers, and that any such loss would not have a material adverse effect on the Company's financial condition or results of operations.

  Crude Oil. The Company sells its crude oil and condensate to various refiners and resellers in the United States and Canada at posting-related and spot-related prices that also depend on factors such as well location, production volume and product quality. The Company typically sells its crude oil and condensate production at or near the well site, although in some cases it is gathered by the Company or others and delivered to a central point of sale. The Company's crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. The Company has not engaged in crude oil trading activities. Revenue from the sale of crude oil and condensate totaled $44.0 million for the year ended December 31, 1997 and represented 57% of the Company's total oil and gas revenues for that year.

  From time to time, the Company enters into crude oil price hedges to reduce its exposure to commodity price fluctuation. At December 31, 1997, the Company did not have any hedging agreements in place. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Matters" and
Note 1 to the Company's Consolidated Financial Statements included elsewhere in this Report.

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

  In Kentucky and Tennessee, the Company owns and operates an extensive natural gas gathering and transportation system consisting of approximately 340 miles of pipeline, 16 gas compressor stations, two gas processing plants and two gas storage reservoirs. The Company utilizes this system to procure, aggregate and deliver natural gas produced from over 260 wells that are owned and operated by the Company, comprising most of its Appalachian Basin natural gas production, together with natural gas produced from wells owned and operated by others, in meeting its delivery obligations under a sales contract with a local utility. This sales contract, which expires on October 31, 1999, provides for market-related pricing plus payment of a stated standby demand charge based on an established peak-day delivery obligation. The maximum daily volume of natural gas that the utility may demand is subject to annual adjustment (never to exceed 12,000 Mcf per day) and currently is fixed at 9,900 Mcf per day and will decline to 8,910 Mcf per day effective November 1, 1998. For the year ended December 31, 1997, approximately 9% of the Company's total natural gas production was sold under this sales contract. The Company also utilizes its Kentucky/Tennessee gathering and transportation system to transport natural gas on behalf of third parties and natural gas purchased from third parties for resale.

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

  NGLs. From its natural gas processing plants in West Texas and Kentucky, the Company sells NGLs to independent marketers for resale. A direct pipeline connection to the Texas Gulf Coast market area facilitates the sale of NGLs from the Company's Wellman Unit, and enables the Company to receive prices that are representative of the daily market value of NGLs on the Texas Gulf Coast, less transportation and fractionation costs. The market for NGLs in Kentucky is less competitive, with higher transportation costs in that region due to the absence of product pipelines. The Company's average price in 1997 for NGLs sold from Company-operated plants or under processing agreements with others was $13.87 per Bbl. Prices for NGLs attributable to natural gas sold to plants operated by others are generally included in the prices reported by the Company for the sale of its natural gas.

  Price Considerations. Crude oil prices are established in a highly liquid, international market, with average crude oil prices received by the Company generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by the Company in 1997 was $18.02, compared to an average price per Bbl of $18.99 that would have been received before the effects of the Company's hedging activities. The average NYMEX-WTI closing price per Bbl for 1997 was $20.61.

  Natural gas prices in each of the geographical areas in which the Company operates are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price the Company's natural gas. Average natural gas prices received by Wiser in each of its operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by the Company in 1997 was $2.21. The NYMEX-Henry Hub price per MMBtu for 1997, as represented by the annual average of the closing price on the last three trading days for the prompt month NYMEX natural gas futures contract applicable to each month in 1997, was $2.63. The average natural gas price received by the Company in 1997 was lower than such 1997 NYMEX-Henry Hub price as a result of pricing differentials determined by the location of the Company's natural gas production relative to the Henry Hub trading point and lower natural gas prices generally applicable to Canadian natural gas production relative to U.S. production. The Company did not enter into any natural gas price hedges during 1997.

OIL AND GAS RESERVES

  The following table sets forth the proved developed and undeveloped reserves of the Company at December 31, 1997:


                           OIL AND NGLS (MBBLS)                  GAS (MMCF)             TOTAL RESERVES (MBOE)
                      ------------------------------   ----------------------------  ---------------------------
                      DEVELOPED  UNDEVELOPED   TOTAL   DEVELOPED UNDEVELOPED  TOTAL  DEVELOPED UNDEVELOPED  TOTAL
                      ---------  ----------    -----   --------- -----------  -----  --------- -----------  -----
Permian Basin
  Maljamar...........  12,502      1,237     13,739      5,169       255     5,424    13,363    1,280      14,643
  Wellman............   6,696         --      6,696      2,367        --     2,367     7,091       --       7,091
  Dimmitt/Slash Ranch   2,037        227      2,264      7,236       454     7,690     3,234      312       3,546
                       ------      -----     ------    -------    ------   -------   -------    -----      ------
    Total............  21,235      1,464     22,699     14,772       709    15,481    23,688    1,592      25,280
Appalachian Basin....     788         --        788     29,895     5,337    35,232     5,771      908       6,679
San Juan Basin.......      34         11         45     18,654     1,917    20,571     3,143      331       3,474
Other................   1,741         44      1,785     24,367     1,297    25,664     5,810      232       6,042
                       ------      -----     ------    -------    ------   -------   -------    -----      ------
Total United States..  23,798      1,519     25,317     87,688     9,260    96,948    38,412    3,063      41,475
Canada...............   4,404         --      4,404     21,771     1,375    23,146     8,032      230       8,262
                       ------      -----     ------    -------    ------   -------   -------    -----      ------
Total Company........  28,202      1,519     29,721    109,459    10,635   120,094    46,444    3,293      49,737
                       ======      =====     ======    =======    ======   =======    ======    =====      ======

  The following table summarizes the Company's proved reserves, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable thereto at December 31, 1997, 1996 and 1995:

                                                                              AT DECEMBER 31,
                                                                  ----------------------------------------
                                                                     1997             1996           1995
                                                                  ---------        ---------      ---------
                                                               (000's except weighted average sales prices)
Proved reserves:
     Oil and NGLs (Bbl).......................................       29,721           31,612        32,208
     Gas (Mcf)................................................      120,094          113,377       109,915
       BOE....................................................       49,737           50,508        50,527
     Estimated future net revenues before income taxes........    $ 359,293        $ 705,723     $ 401,037
     Present Value............................................    $ 210,087        $ 414,314     $ 235,416
     Standardized Measure(1)..................................    $ 174,489        $ 317,180     $ 194,602
Proved developed reserves:
     Oil and NGLs (Bbl).......................................       28,202           28,117        21,556
     Gas (Mcf)................................................      109,459          103,129       102,026
       BOE....................................................       46,444           45,305        38,560
     Estimated future net revenues before income taxes........    $ 359,293        $ 631,406     $ 310,034
     Present Value............................................    $ 311,848        $ 381,169     $ 195,439
Weighted average sales prices:
     Oil (per Bbl)............................................      $ 15.92          $ 24.63       $ 18.19
     Gas (per Mcf)............................................         2.35             3.45          1.84
     NGLs (per Bbl)...........................................        11.40            19.79         12.87

(1) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Consolidated Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures about Oil and Gas Producing Activities."

  All information set forth in this Report relating to the Company's proved reserves, estimated future net revenues and Present Values is taken from reports prepared by DeGolyer and MacNaughton (with respect to the Company's United States properties) and Gilbert Lausten Jung Associates Ltd. (with respect to the Company's Canadian properties), each of which is a firm of independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on the Company's reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission ("SEC"), the Company's estimates of proved reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). A decline in prices relative to year end 1997 could cause a significant decline in the Present Value attributable to the Company's proved reserves at December 31, 1997. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

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

NET PRODUCTION, SALES PRICES AND COSTS

  The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the three-year period ended December 31, 1997.


                                                                          YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                      1997            1996          1995
                                                                    --------       ---------       -------
PRODUCTION VOLUMES:
     Oil (MBbl)
       United States..........................................        1,769            1,732         1,445
       Canada.................................................          672              693           635
                                                                     ------           ------        ------
         Total Company........................................        2,441            2,425         2,104
     Gas (MMcf)
       United States (1)......................................       10,095            9,479         9,418
       Canada.................................................        2,734            2,809         2,753
                                                                     ------           ------        ------
         Total Company (1)....................................       12,829           12,288        12,171
     NGLs (MBbl)
       United States..........................................          267              301           212
       Canada.................................................           52               50            40
                                                                     ------           ------        ------
         Total Company........................................          319              351           252
WEIGHTED AVERAGE SALES PRICES (2):
     Oil (per Bbl)
       United States..........................................      $ 18.30          $ 18.91       $ 17.14
       Canada.................................................        17.28            18.55         16.38
         Total Company........................................        18.02            18.81         16.91
     Gas (per Mcf)
       United States (1)......................................     $   2.46         $   1.95       $  1.46
       Canada.................................................         1.26             1.16          1.05
         Total Company........................................         2.21             1.77          1.37
     NGLs (per Bbl)
       United States..........................................      $ 13.34          $ 12.88       $  9.67
       Canada.................................................        16.64            16.21         12.45
         Total Company........................................        13.87            13.36         10.11
SELECTED EXPENSES PER BOE (3):
     Lease operating
       United States..........................................      $  5.03          $  4.53       $  4.59
       Canada.................................................         3.50             3.04          2.58
         Total Company........................................         4.65             4.14          4.06
     Production taxes (4)
       United States..........................................      $  1.02          $  0.93       $  0.78
     Depreciation, depletion and amortization
       United States..........................................      $  3.88          $  3.36       $  3.63
       Canada.................................................         7.58             6.49          7.37
         Total Company........................................         4.79             4.16          4.62
     General and administrative
       United States..........................................      $  2.17          $  2.11       $  1.99
       Canada.................................................         1.54             1.61          1.70
         Total Company........................................         2.02             1.98          1.92

---------------------
(1) Calculated by including volumes of natural gas purchased for resale as follows: 1997 - 629 MMcf, 1996-605 MMcf and 1995-500 MMcf.
(2) Reflects results of hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Matters."
(3)  Calculated without including volumes of natural gas purchased for resale.

(4) Canada does not assess production taxes on revenue derived from oil and gas production from Crown lands. However, in Canada, royalties are payable to the provincial governments on production from Crown lands, subject to certain programs that provide for royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and gas exploration and development. See "-Governmental Regulation-Canada."

PRODUCTIVE WELLS AND ACREAGE

 Productive Wells

  The following table sets forth the Company's domestic and Canadian productive wells at December 31, 1997:

                                                                           Productive Wells
                                                   ----------------------------------------------------------------
                                                          Oil                    Gas                    Total
                                                   ------------------       -------------         -----------------
                                                   Gross          Net       Gross      Net        Gross         Net
                                                   ------        ----       --------   ---        -----        ----
United States...............................        782           667       2,692 (1)  431         3,474      1,098
Canada......................................        241            73          81       31           322        104
                                                  -----           ---       -----      ---         -----      -----
  Total.....................................      1,023           740       2,773      462         3,796      1,202
                                                  =====           ===       =====      ===         =====      =====

(1) 2,200 of the Company's gross natural gas wells are located in the San Juan Basin. The Company has non-operated working interests in these wells ranging from 0.21% to 4.2%.

 Acreage

  The following table sets forth the Company's undeveloped and developed gross and net leasehold acreage at December 31, 1997. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                                                      Undeveloped              Developed               Total
                                                   ----------------         --------------        -----------------
                                                   Gross        Net         Gross      Net        Gross         Net
                                                   -----       ----         -----      ---        -----        ----
Permian Basin
  Maljamar..................................         --            --      11,773     11,761      11,773     11,761
  Wellman...................................         --            --       2,280      1,432       2,280      1,432
  Dimmitt/Slash Ranch.......................        440           418       5,715      5,183       6,155      5,601
                                             ----------     ---------   ---------  ---------   ---------  ---------
    Total...................................        440           418      19,768     18,376      20,208     18,794
  Appalachian Basin.........................     15,483        11,608     112,488     95,334     127,971    106,942
  San Juan Basin............................         --            --      11,160      5,831      11,160      5,831
  Other.....................................    121,424        50,386      50,567     17,930     171,990     68,316
                                                -------      --------    --------   --------     -------   --------
    Total United States.....................    137,347        62,412     193,982    137,470     331,329    199,882
  Canada....................................    172,058        80,807      61,132     24,334     233,190    105,141
                                                -------      --------    --------   --------     -------    -------
  Total.....................................    309,405       143,219     255,114    161,804     564,519    305,023
                                                =======       =======     =======    =======     =======    =======

(1) Excluded is acreage in which the Company's interest is limited to a mineral or royalty interest. At December 31, 1997, the Company held mineral or royalty interests in 278,536 gross (34,097 net) developed acres and 1,413,944 gross (208,159 net) undeveloped acres.

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

                                                            Acres Expiring
                                                            --------------
                                                            Gross     Net
                                                            -----     ---
Twelve Months Ending:
  December 31, 1997......................................   62,521   22,403
  December 31, 1998......................................   43,651   19,498
  Thereafter.............................................  203,233  101,318
                                                           -------  -------
    Total................................................  309,405  143,219
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

DRILLING ACTIVITY

  The following table sets forth for the three-year period ended December 31, 1997 the number of exploratory and development wells drilled by or on behalf of the Company.

                                                           1997                 1996                     1995
                                                   ------------------       ---------------       ----------------
                                                   Gross          Net       Gross       Net       Gross         Net
Exploratory Wells:
  United States
    Producing...............................         10             6           1          1           9          3
    Dry.....................................          8             4           2          1          10          3
  Canada
    Producing...............................          3             2           1          1           3          2
    Dry.....................................          1             1           6          4           4          2
Development Wells:
  United States
    Producing...............................         80            71          93         85          48         27
    Dry.....................................          2             1           2          1           2          2
  Canada
    Producing...............................         39            18          21         15           4          2
    Dry.....................................          6             4           5          3           2          2
Total Wells:
    Producing...............................        132            97         116        102          64         34
    Dry.....................................         17            10          15          9          18          9
                                                    ---           ---         ---        ---          --         --
      Total.................................        149           107         131        111          82         43
                                                    ===           ===         ===        ===          ==         ==

OPERATIONS

  The Company generally seeks to be named as operator for wells in which it has acquired a significant interest, although, as is common in the industry, this typically occurs only when the Company owns the major portion of the working interest in a particular well or field. At December 31, 1997, the Company operated 100% of its properties in the Permian Basin, comprising approximately 51% of the Company's total proved reserves, including Maljamar (231 gross wells), Wellman (18 gross wells) and Dimmitt/Slash Ranch (83 gross wells). At December 31, 1997, the Company owned 358 gross wells on its Kentucky and Tennessee properties, of which approximately 98% were operated by the Company. At that same date, the Company also operated 100 (out of a total of 322) gross wells on its Canadian properties.

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

  Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator's direct expenses and monthly per-well supervision fees. Per-well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. Such fees received by the Company in 1997 ranged from $95 to $870 per well per month.

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

TITLE TO PROPERTIES

  The Company's land department and contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other inchoate burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. At December 31, 1997, the Company's leaseholds for approximately 61% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

  United States. Sales of natural gas by the Company are not regulated and are generally made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Sales of the Company's natural gas currently ARE made at uncontrolled market prices, subject to applicable contract provisions and price fluctuations which normally attend sales of commodity products.

  Since the mid-1980's, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, and the courts have largely upheld Order 636. Because further review of certain of these orders is still possible, and other appeals remain pending, it is difficult to exactly predict the ultimate impact of the orders on the Company and its natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance the Company's ability to market and transport its natural gas, although it may also subject the Company to greater competition, more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

  The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1997, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect the Company only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets. The Company cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

  Commencing in May 1994, the FERC issued a series of orders in individual cases that delineate its new gathering policy. Among other matters, the FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate the FERC's transportation policies, it does not generally have jurisdiction over natural gas gathering facilities and services, and that such facilities and services located in state jurisdictions are properly regulated by state authorities. In addition, the FERC has approved numerous transfers by interstate pipelines of gathering facilities to unregulated independent or affiliated gathering companies, subject to the transferee providing service for two years from the date of transfer to the pipeline's existing customers pursuant to a default contract or pursuant to mutually agreeable terms. In August 1997, the United States Court of Appeals for the District of Columbia largely upheld the FERC's new gathering policy, but remanded the FERC's default contract condition. The FERC has not yet issued an order on remand. This new gathering policy may tend to increase competition among gatherers, like the Company. This policy may also result in increased state regulation of the Company's gathering facilities. However, the Company does not believe that it will be affected materially differently by this policy than other producers, gatherers and marketers with which it competes.

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

  Canada. In Canada producers of oil negotiate sales contracts directly with oil purchasers, with the result that sales of oil are generally made at market prices. The price of oil received by the Company depends in part on oil quality, prices of competing fuels, distance to market, the value of refined products and the supply/demand balance. Oil exports may be made pursuant to export contracts with terms not exceeding one year in the case of light crude, and not exceeding two years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board ("NEB"). Any oil export to be made pursuant to a contract of a longer duration requires an exporter to obtain an export license from the NEB and the issue of such license requires the approval of the Governor General in Council.

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

EMPLOYEES

  At February 27, 1998, the Company employed 143 full-time employees, of whom five were executive officers, 28 were technical personnel, 57 were field personnel and 53 were administrative personnel. Of the total employees, 115 were located in the United States and 28 were located in Canada. At February 28, 1998, none of the Company's employees were represented by a labor union. The Company considers its relations with its employees to be good.

FACILITIES

  The Company's principal executive and administrative offices are located at 8115 Preston Road, Suite 400, Dallas, Texas. The offices contain approximately 21,000 square feet of space and are leased through December 31, 2001. Rental payments are approximately $37,000 per month. The Company also maintains a regional office in Corbin, Kentucky consisting of a one-story building containing approximately 7,400 square feet of office space. The Company owns this building. The office of the Company's Canadian subsidiary, The Wiser Oil Company of Canada, is located at 645 7th Avenue, S.W., Suite 2550, Calgary, Alberta. This office contains approximately 14,000 square feet of space and is leased through June 30, 1999. Rental payments are approximately $12,500 per month.

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

  "GAS" means natural gas.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Common Stock is traded on the New York Stock Exchange under the symbol
WZR.

  The quarterly high and low sales prices and dividends per share of Common Stock during the three years ended December 31, 1997, were as follows:

                                                            High             Low         Dividends
                                                            ----             ---         ---------
                                                                                             y

1997
  First Quarter........................................... $ 22.38         $ 17.63          $ .03
  Second Quarter..........................................   18.88           15.13            .03
  Third Quarter...........................................   18.75           14.06            .03
  Fourth Quarter..........................................   18.75           13.06            .03
1996
  First Quarter........................................... $ 13.38         $ 11.00          $ .03
  Second Quarter..........................................   14.00           12.25            .03
  Third Quarter...........................................   15.50           12.88            .03
  Fourth Quarter..........................................   21.13           14.38            .03
1995
  First Quarter........................................... $ 14.75         $ 13.38          $ .10
  Second Quarter..........................................   15.00           13.13            .10
  Third Quarter...........................................   14.38           13.00            .10
  Fourth Quarter..........................................   13.75           10.88            .10

  At February 28, 1998, there were 8,951,965 shares of Common Stock outstanding held by approximately 926 shareholders of record and approximately 2,569 beneficial owners.

  Each share of Common Stock also represents one preferred stock purchase right which entitles the holder thereof to purchase from the Company one-one thousandth of a share (a "Unit") of Series B Preferred Stock of the Company at an exercise price of $72.00 per Unit.

  Although the Company does not have a written dividend policy, it has paid cash dividends on the Common Stock for the previous 105 quarters. Dividends on the Common Stock are reviewed by the Board of Directors of the Company each quarter, and no assurances can be given that such cash dividends will continue in the future or, if such dividends are paid, as to the amount of such dividends. In addition, under the terms of the Credit Agreement (see Note 3 to the Company's Consolidated Financial Statements), the payment of dividends in any year is limited to the greater of (i) 80% of the Company's adjusted consolidated net income (as defined in the Credit Agreement) for such year (which excludes gains from sales of marketable securities) and (ii) $4.5 million.

ITEM 6. SELECTED FINANCIAL DATA

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

                                                                                Year Ended December 31,
                                                              -------------------------------------------------------
                                                                 1997        1996        1995        1994        1993
                                                              ---------   ---------   ---------   ---------   -------
INCOME STATEMENT DATA (000'S EXCEPT PER SHARE AMOUNTS):
Revenues:
  Oil and gas sales.........................................   $ 76,729    $ 72,012     $54,400    $ 53,559   $ 40,329
  Dividends and interest....................................      1,113         683       1,241       1,641      1,855
  Marketable security sales gains...........................      7,495      12,977      13,101       7,475         --
  Other.....................................................      2,478       1,017       2,939       2,681        737
                                                               --------    --------    --------    --------  ---------
    Total revenues..........................................     87,815      86,689      71,681      65,356     42,921
                                                                -------     -------     -------     -------    -------
Costs and expenses:
  Production and operating..................................     27,183      23,970      20,690      22,313     17,864
  Purchased natural gas.....................................      1,622       1,462         727         759      1,182
  Depreciation, depletion and amortization ("DD&A").........     22,977      19,653      19,778      18,313     14,659
  Property impairments......................................      3,289      12,112       4,893          --        693
  Exploration...............................................      9,655       4,176       5,801       4,130      3,639
  General and administrative................................      9,661       9,364       8,193       6,502      5,429
  Interest expense..........................................      9,845       5,452       5,618       3,907        530
                                                               --------    --------    --------   ---------  ---------
    Total costs and expenses................................     84,232      76,189      65,700      55,924     43,996
                                                                -------     -------     -------    --------    -------
Earnings (loss) before income taxes.........................      3,583      10,500       5,981       9,432    (1,075)
Income tax expense (benefit)................................        264       4,072       3,788         444    (2,091)
                                                               --------    --------    --------    --------   --------
Net income..................................................   $  3,319    $  6,428    $  2,193    $  8,988   $  1,016
                                                               ========    ========    ========    ========   ========

Average outstanding shares (000's) (1)......................      8,949       8,939       8,939       8,941      8,939
Basic earnings per share....................................     $ 0.37      $ 0.72      $ 0.25      $ 1.01     $ 0.11
Cash dividends per share....................................     $ 0.12      $ 0.12       $ .40      $ 0.40     $ 0.40

OTHER FINANCIAL DATA (000'S):
EBITDA (2)..................................................   $ 40,741    $ 38,233    $ 27,729    $ 26,666   $ 16,591
Operating cash flow.........................................     34,486      34,287      20,541      24,334     16,892
Capital and exploration expenditures........................     78,323      47,115      30,153      74,610     71,002

BALANCE SHEET DATA - END OF PERIOD (000'S):
Cash and cash equivalents...................................   $ 13,255    $  5,870    $  1,397    $  2,714   $  3,499
Working capital (3).........................................      7,809       3,493       1,034       2,313      6,454
Marketable securities.......................................         --       7,176      19,592      27,337     34,781
Net property, plant and equipment...........................    220,708     179,718     169,089     167,371    127,708
Total assets................................................    254,556     208,617     203,407     210,791    177,782
Long term debt..............................................    124,304      78,654      74,171      78,013     46,777
Stockholders' equity........................................     97,424      99,262     101,132     105,427    105,116


                                                                                Year Ended December 31,
                                                               --------------------------------------------------------
                                                                  1997        1996        1995        1994        1993
                                                               --------    ---------   --------    --------    --------
RESERVE AND OPERATING DATA:
Production and volumes:
  Oil and NGLs (MBbl).......................................      2,760       2,776       2,332       2,277       1,468
  Gas (MMcf) (4)............................................     12,829      12,288      12,171      11,076       8,296
    BOE (000's) (4).........................................      4,898       4,824       4,361       4,123       2,851
Weighted average sales prices (5):
  Oil (per Bbl).............................................  $   18.02   $   18.81   $   16.91   $   15.60   $   16.44
  Gas (per Mcf).............................................       2.21        1.77        1.37        1.73        2.07
  NGLs (per Bbl)............................................      13.87       13.36       10.11        9.00        9.42
    BOE (per Bbl)...........................................      15.66       14.93       12.47       12.99       14.15
Selected expenses per BOE (6):
  Lease operating...........................................  $    4.65   $    4.14   $    4.06   $    4.54   $    5.80
  Production taxes..........................................       1.02        0.93        0.78        0.97        0.72
  DD&A......................................................       4.79        4.16        4.62        4.53        5.35
  General and administrative................................       2.02        1.98        1.92        1.61        1.98
Proved reserves (end of year) (7):
  Oil and NGLs (MBbls)......................................     29,721      31,612      32,208      23,430      21,242
  Gas (MMcf)................................................    120,094     113,377     109,915     107,920     103,317
    BOE (MBbls).............................................     49,737      50,508      50,527      41,417      38,462
  Estimated future net revenues before income taxes (000's).  $ 359,293   $ 705,723   $ 401,037   $ 272,776   $ 241,251
  Present Value.............................................    210,087     414,314     235,416     160,804     137,149
  Standardized Measure (000's) (8)..........................    174,489     317,180     194,602     142,032     112,423
Weighted average sales prices (end of year) (7)(9):
  Oil (per Bbl).............................................  $   15.92   $   24.63   $   18.19   $   16.11   $   13.35
  Gas (per Mcf).............................................       2.35        3.45        1.84        1.57        2.34
  NGLs (per Bbl)............................................      11.40       19.79       12.87        9.80        9.07

(1) Basic earnings per share is calculated without including dilutive effect of common stock equivalents consisting of stock options. See Note 11 to the Company's Consolidated Financial Statements.

(2) EBITDA is not a generally accepted accounting measure, but is presented as a supplemental financial indicator of the Company's ability to service or incur debt. EBITDA is calculated by adding interest expense, income tax expense, depreciation, depletion and amortization, property impairment costs and exploration costs to net income (excluding marketable security sales gains and dividends and interest). EBITDA should not be considered in isolation or as a substitute for net income, operating cash flows or any other measure of financial performance prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

(3) Working capital represents the difference between current assets and current liabilities.

(4) Calculated by including volumes of natural gas purchased for resale as follows: 1997-629 MMcf, 1996-605 MMcf, 1995-500 MMcf, 1994-469 MMcf and
     1993-666 MMcf.

(5) Reflects results of hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Matters."

(6) Calculated without including volumes of natural gas purchased for resale.

(7) Estimates of proved reserves and future net revenues from which Present Values are derived are based on year end prices of oil and gas held constant (except to the extent a contract specifically provides otherwise) in accordance with SEC regulations.

(8) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Company's Consolidated Financial Statements included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure of Discounted Future Net Cash Flows.

(9) Year end prices used to estimate proved reserves and future net revenues from which Present Values are derived. See footnotes 7 and 8 above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the three-year period ended December 31, 1997. The Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

  The Company's results of operations have been significantly affected by its Maljamar waterflood project, Wellman Unit CO2 gas injection project and 1994 acquisition and subsequent development, exploitation and exploration of its Canadian oil and gas properties. The Company has achieved increases in its oil and gas production primarily as a result of these activities.

  The Company has been liquidating portions of its marketable securities portfolio in order to fund a portion of the Company's capital and exploration expenditures. The Company recognized pretax gains from the sale of marketable securities of $7.5 million, $13.0 million and $13.1 million in 1997, 1996 and 1995, respectively. In the absence of such gains, the Company would have reported net losses in each year of the three year period ended December 31, 1997. The Company completed the liquidation of its marketable securities portfolio in 1997. Accordingly, the positive impact that sales of marketable securities have had on the Company's net income will not continue, and sales of marketable securities will no longer be a source of funds, beyond 1997.

  During 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property (rather than a company-wide) basis. Applying SFAS No. 121, the Company recognized non-cash property impairment charges of $3.3 million in 1997, $12.1 million in 1996 and $4.9 million in 1995.

  The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. At December 31, 1997, the Company's proved reserves were comprised of approximately 89% proved developed reserves, and the Company does not have a large inventory of development drilling locations or enhanced recovery projects to pursue after 1997. If the Company is unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

RESULTS OF OPERATIONS

  Production information presented below includes volumes of natural gas purchased for resale; however, per unit of production information with respect to production and operating expenses, depreciation, depletion and amortization and general and administrative costs is calculated without including such volumes. Such volumes were 629 MMcf in 1997, 605 MMcf in 1996 and 500 MMcf in 1995.

COMPARISON OF 1997 TO 1996

REVENUES

OIL AND GAS SALES increased 7% to $76.7 million in 1997 from $72.0 million in 1996, primarily because of higher gas production and higher gas prices received during 1997. Gas production during 1997 increased 4% to 12.8 Bcf from 12.3 Bcf in 1996. The increase in gas production was primarily attributable to the acquisition of the Welder Ranch field in South Texas which added 0.8 Bcf of gas production during 1997. The average gas price received in 1997 increased 25% to $2.21 per Mcf from $1.77 per Mcf in 1996. Oil production in 1997 increased less than 1% to 2,441 MBbls from 2,425 MBbls in 1996. The Company completed 50 wells in the Maljamar field during 1997 which increased 1997 production by 246 MBbls over 1996 and offset declining oil production in other fields during 1997. The average oil price received in 1997 decreased 4% to $18.02 per Bbl from $18.81 per Bbl in 1996. As a result of hedging activities, oil and gas sales were reduced by $2.4 million and $6.9 million during 1997 and 1996, respectively. On an equivalent unit basis, total production increased 2% to 4,898 MBOE in 1997 from 4,824 MBOE in 1996.

MARKETABLE SECURITY SALES GAINS decreased 42% to $7.5 million in 1997 from $13.0 million in 1996 as the Company completed the liquidation of its remaining marketable securities in 1997.

OTHER REVENUES increased 144% to $2.5 million in 1997 from $1.0 million in 1996 primarily as a result of the sale of non-strategic oil and gas properties in Michigan during 1997.

COSTS AND EXPENSES

PRODUCTION AND OPERATING EXPENSE increased 13% to $27.2 million in 1997 from $24.0 million in 1996 and also increased 12% to $5.67 per BOE in 1997 from $5.07 per BOE in 1996. The increases were primarily attributable to additional wells drilled at the Maljamar and Provost fields and increased production taxes associated with the 7% increase in oil and gas sales during 1997.

DEPRECIATION, DEPLETION AND AMORTIZATION increased 17% to $23.0 million in 1997 from $19.7 million in 1996 and increased 15% to $4.79 per BOE in 1997 from $4.16 per BOE in 1996. The increases were primarily attributable to additional wells drilled at the Maljamar field to develop proved undeveloped reserves combined with increased depletion from the Shouldice and other Canadian properties which have a higher than average cost basis and shorter than average reserve life.

IMPAIRMENT EXPENSE decreased 73% to $3.3 million in 1997 from $12.1 million in 1996. Impairment expense in 1997 was due primarily to low oil prices used to value reserves at year-end 1997 while impairment expense in 1996 was due primarily to downward revisions in reserve estimates for certain properties in Michigan and Canada.

EXPLORATION EXPENSE increased 131% to $9.7 million in 1997 from $4.2 million in 1996 as the Company increased its exploration activities in the U.S. during 1997. Dry hole expense increased 141% to $4.1 million in 1997 from $1.7 million in 1996. Dry hole expense in 1997 included $1.2 million at the South Lakeside prospect in Louisiana, $1.0 million at the Tecumseh prospect in Louisiana and $0.7 million at the Bronson prospect in Canada. Seismic expense also increased to $3.4 million in 1997 from $0.3 million in 1996.

GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") increased 3% to $9.7 million in 1997 from $9.4 million in 1996 and also increased 2% to $2.02 per BOE in 1997 from $1.98 per BOE in 1996. The increase in G&A was attributable primarily to the addition of exploration personnel and higher compensation costs.

INTEREST EXPENSE increased 81% to $9.8 million in 1997 from $5.5 million in 1996 as a result of the increase in long term debt and the higher interest rate associated with the sale of 9 1/2% Senior Subordinated Notes ("2007 Notes") on May 21, 1997.

INCOME TAX EXPENSE decreased $3.8 million to $0.3 million in 1997 from $4.1 million in 1996 as a result of a decrease in earnings before income taxes of $6.9 million combined with a lower effective tax rate of 7% in 1997 compared to 39% in 1996. The lower effective tax rate in 1997 was attributable primarily to the inclusion of Canadian operations in the Company's consolidated tax return beginning in 1997.

NET INCOME

Net income decreased 48% to $3.3 million in 1997 from $6.4 million in 1996 primarily as a result of higher production and operating expense, DD&A, exploration and interest expense in 1997.

COMPARISON OF 1996 TO 1995

REVENUES

OIL AND GAS SALES increased 32% to $72.0 million in 1996 from $54.4 million in 1995 due to higher production and higher prices received during 1996. Oil production in 1996 increased 17% to 2,425 MBbls from 2,080 MBbls in 1995. The increase in oil production was primarily attributable to development activities which resulted in the addition of 102 net wells in 1996. The average oil price received in 1996 increased 11% to $18.81 per Bbl from $16.91 per Bbl in 1995. Gas production during 1996 increased 1% to 12.3 Bcf from 12.2 Bcf in 1995 and the average gas price received in 1996 increased 29% to $1.77 per Mcf from $1.37 per Mcf in 1995. As a result of hedging activities, oil and gas sales were reduced by $6.9 million during 1996. On an equivalent unit basis, total production increased 11% to 4,824 MBOE in 1996 from 4,361 MBOE in 1995.

MARKETABLE SECURITY SALES GAINS decreased 1% to $13.0 million in 1996 from $13.1 million in 1995 as the Company continued the liquidation of its marketable securities portfolio in 1996.

OTHER REVENUES decreased 66% to $1.0 million in 1996 from $2.9 million in 1995 primarily as a result of fewer sales of non-strategic oil and gas properties during 1996.

COSTS AND EXPENSES

PRODUCTION AND OPERATING EXPENSE increased 16% to $24.0 million in 1996 from $20.7 million in 1995 and also increased 5% to $5.07 per BOE in 1996 from $4.84 per BOE in 1995. The increases were primarily attributable to increased production taxes associated with the 32% increase in oil and gas sales during 1996.

DD&A decreased 1% to $19.7 million in 1996 from $19.8 million in 1995 and decreased 10% to $4.16 per BOE in 1996 from $4.62 per BOE in 1995. The decreases were primarily attributable to upward revisions in reserve estimates during 1996 for the Maljamar, Wellman and Evi fields.

IMPAIRMENT EXPENSE increased 148% to $12.1 million in 1996 from $4.9 million in 1995. Impairment expense in 1996 was due primarily to downward revisions in reserve estimates for certain properties in Michigan and Canada while impairment expense in 1995 was due to downward revisions in reserve estimates for certain Canadian properties.

EXPLORATION EXPENSE decreased 28% to $4.2 million in 1996 from $5.8 million in 1995, primarily as a result of a temporary reduction by the Company in its 1996 domestic exploration activities due to a redirection of its exploration program in the fourth quarter of 1996.

G&A increased 15% to $9.4 million in 1996 from $8.2 million in 1995 and also increased 3% to $1.98 per BOE from $1.92 per BOE in 1995. The increase in G&A was attributable primarily to higher compensation costs and professional fees relating to acquisition and taxation matters.

INTEREST EXPENSE decreased 2% to $5.5 million in 1996 from $5.6 million in 1995.

INCOME TAX EXPENSE increased 7% to $4.1 million in 1996 from $3.8 million in 1995 as a result of an increase in earnings before income taxes of $4.5 million offset by a lower effective tax rate of 39% in 1996 compared to 63% in 1995. The lower effective tax rate in 1996 was attributable to a decrease in the amount of tax loss attributable to the Company's Canadian operations that was not deductible for U.S. federal income tax purposes. In addition, the

Company's Section 29 income tax credits relating to its San Juan Basin properties increased 15% to $1.5 million in 1996 from $1.3 million in 1995.

NET INCOME

Net income increased 191% to $6.4 million in 1996 from $2.2 million in 1995 primarily as a result of higher production and net realized prices received in 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operating activities were $34.5 million and $34.3 million in 1997 and 1996, respectively. Cash flows in 1997 were increased by higher oil and gas sales and decreased by higher interest expense and production and operating expense resulting in a small net increase over 1996. Cash flows from financing activities were $39.8 million in 1997, up $37.6 million from 1996 as a result of the sale of $125 million of 2007 Notes. The sale of the 2007 Notes provided $120.9 million of net cash proceeds to the Company, and $78.7 million of borrowings under the Credit Agreement and the Company's Maljamar Credit Facility were repaid during 1997. The Maljamar Credit Facility was terminated in 1997 in connection with such repayment of borrowings. Cash flows used in investing activities were $66.9 million in 1997 compared to $32.1 million in 1996. Capital and exploration expenditures were $78.3 million in 1997, an increase of $31.2 million over 1996. The major components of capital and exploration expenditures for 1997 were: $17.9 million for Maljamar development; $21.6 million for proved property acquisitions; and $12.4 million for exploration. Proceeds from the sale of marketable securities and oil and gas properties were $11.4 million in 1997, down $3.6 million from 1996, primarily as a result of reduced sales of marketable securities in 1997.

FINANCIAL POSITION

Cash and cash equivalents increased $7.4 million during 1997 to $13.3 million at December 31, 1997 primarily because of the sale of the 2007 Notes. Working capital of $7.8 million at December 31, 1997 was also higher than working capital at December 31, 1996 due primarily to the sale of the 2007 Notes. Total assets increased $45.9 million during 1997 to $254.6 million at December 31, 1997, and long term debt increased $45.7 million during 1997 to $124.3 million at December 31, 1997.

At December 31, 1997, capitalization totaled $221.7 million and consisted of $124.3 million of long term debt (56%) and $97.4 million of stockholders' equity (44%).

CAPITAL SOURCES

Funding for the Company's business activities has been provided by cash flow from operations, borrowings and sales of marketable securities. The Company completed the liquidation of its marketable securities in 1997 and, accordingly, this source of funds is no longer available.

While the Company regularly engages in discussions relating to potential acquisitions of oil and gas properties, the Company has no current agreement or commitment with respect to any such acquisitions which would be material to the Company. Any future acquisitions may require additional financing and will be dependent upon financing arrangements available at the time. The Company believes that cash flows from operations and borrowings under the Credit Agreement will be sufficient to meet anticipated capital and exploration expenditure requirements (excluding any material property acquisitions) in 1998. If the Company's cash flows from operations and borrowings under the Credit Agreement are not sufficient to satisfy its capital and exploration expenditure requirements, there is no assurance that additional equity or debt financing will be available to meet such requirements.

The Company has entered into a Credit Agreement with a group of banks which provides for the issuance of letters of credit and for revolving credit loans to the Company (the "Credit Agreement"). The Credit Agreement's borrowing base is currently $80 million. There were no outstanding borrowings at December 31, 1997. The borrowing base is redetermined annually by the lenders based on the most recent valuation of the Company's oil and gas reserves. Accordingly, the current borrowing base of $80 million could be reduced in 1998. See Note 3 to the Company's Consolidated Financial Statements.

CAPITAL AND EXPLORATION EXPENDITURES

The Company requires capital primarily for the acquisition, development and exploitation of, and the exploration for, oil and gas properties, the repayment of indebtedness and general working capital needs. During 1998, subject to market conditions and drilling and operating results, the Company expects to spend approximately $52 million on acquisition, development, exploitation and exploration activities. Of this amount, the Company has budgeted $12 million for acquisition of proved and unproved properties, $18 million for development and exploitation activities and $22 million for exploration activities.

OTHER MATTERS

HEDGING ACTIVITIES

  The Company has in the past entered into and may in the future enter into hedging arrangements with respect to portions of its oil, natural gas and NGL production to reduce its sensitivity to volatile commodity prices. The Company believes that hedging, although not free of risk, allows the Company to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, hedging arrangements limit the benefit to the Company of increases in the prices of the hedged commodity. Moreover, the Company's hedging arrangements apply only to a portion of its production and provide only partial price protection against declines in prices. Such arrangements may expose the Company to risk of financial loss in certain circumstances. The Company adjusts the price received for the hedged production during the period the hedged transactions occur. Adjustments to oil and gas sales from the Company's hedging activities resulted in a reduction of $2.4 million and $6.9 million in the Company's revenues for the years ended December 31, 1997 and 1996, respectively. Hedging activities in 1995 did not result in any material increase or decrease in oil and gas revenues. The Company expects that the amount of production it hedges will vary from time to time. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. There are currently no hedging agreements in place. See Note 1 to the Company's Consolidated Financial Statements.

EFFECTS OF FLUCTUATIONS IN EXCHANGE RATES

  The Company receives a substantial portion of its revenue in Canadian dollars (18% in 1997). As a result, fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company's financial condition and results of operations. Historically, exchange rate fluctuations have not been material to the Company.

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

YEAR 2000 ISSUE

The Company has assessed and continues to assess the impact of the "year 2000" issue on its reporting systems and operations. The "year 2000" issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, two-digit date systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company anticipates that all its significant computer systems and software will be year 2000 compliant during 1998. Management does not estimate future expenditures related to the year 2000 exposure to be material.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

  This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report, including without limitation statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business" and "Properties" regarding proved reserves, estimated future net revenues, Present Values, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells anticipated to be drilled in 1998 and thereafter and the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are the volatility of oil and gas prices, the ability to acquire or find and successfully develop additional oil and gas reserves, the uncertainty of estimates of reserves and future net revenues, risks relating to acquisitions of producing properties, drilling and operating risks, general economic conditions, competition, domestic and foreign government regulations and other factors which are beyond the Company's control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. The Company assumes no obligation to update any such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Report of Independent Accountants, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-20 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. Financial Statements

   The following documents are filed as part of this Report:

   1. Report of Independent Accountants

      Consolidated Statements of Income and Retained Earnings

      Consolidated Balance Sheets

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

   2. Scheduled are omitted because of the absence of conditions under which they are required information is given in the financial statements or notes thereto.

B. Reports on Form 8-K.
   The following reports on Form 8-K were filed by the Company during the last quarter of 1997:

   Date of Report         Item Reported  Financial Statements Filed
   --------------         -------------  --------------------------
   October 15, 1997       Item 5         None
   November 12, 1997      Item 5         None

C. EXHIBITS

   Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated.

Exhibit
Numbers
-------

(3.1) Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event:
           October 25, 1993).

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

(4a) Amendment No. 1 to the Rights Agreement dated as of October 25, 1993 by and between the Company and The Chase Manhattan Bank (as successor to Chemical Bank), as Rights Agent, which includes as Exhibit 2 thereto the Form of Rights Certificate , incorporated by reference to the Company's report on Form 8 -K/A filed on September 29,1995.

(4.1) Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.2) Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit
           4.2 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.3) Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the Initial Purchasers, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.4) Credit Agreement dated June 23, 1994 among The Wiser Oil Company and The Wiser Oil Company of Canada, as Borrowers, and NationsBank of Texas, N.A. (NationsBank), as Agent, and Certain Financial Institutions Listed on the Signature Pages Thereto, as Banks, incorporated by reference to the Exhibit 10.1 to the Company's report on Form 8-K dated July 11, 1994 as amended on Form 8-K/A filed on August 17, 1994.

(4.5) First Amendment to Credit Agreement dated November 29, 1995 among The Wiser Oil Company and The Wiser Oil Company of Canada, as Borrowers, and NationsBank, as Agent, and Certain Financial Institutions Listed on the Signature Pages Thereto, as Banks, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.6) Second Amendment to Credit Agreement dated May 20, 1997 among The Wiser Oil Company and The Wiser Oil Company of Canada, Inc., as Borrowers, and NationsBank, as Agent, and Certain Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.7) Guaranty Agreement dated May 20, 1997, by Wiser Oil Delaware, Inc., in favor of NationsBank and PNC Bank, National Association ("PNC"), incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.8) Guaranty Agreement dated May 20, 1997, by Wiser Delaware LLC, in favor of NationsBank and PNC, incorporated by reference to Exhibit
           4.5 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.9) Guaranty Agreement dated May 20, 1997, by The Wiser Marketing Company, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.10) Guaranty Agreement dated May 20, 1997, by The Wiser Oil Company of Canada, in favor of NationsBank and PNC, incorporated by reference to
           Exhibit 4.10 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.11) Guaranty Agreement dated May 20, 1997, by T.W.O.C., Inc., in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.12) Credit Agreement dated November 29, 1995 among The Wiser Oil Company and Maljamar Development Partnership, L.P. as Borrowers, and NationsBank of Texas, N.A., as Agent, and Certain Financial Institutions Listed on the Signature Pages thereto, as Banks.

(4.13)* Credit Agreement dated December 23, 1997 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks.

(10.3) Purchase and Sale Agreements made as of May 31, 1994 among Eagle Resources Ltd., Caneagle Resources Corporation, The Erin Mills Investment Corporation and The Wiser Oil Company, incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated July 11, 1994 as amended by Form 8-K/A filed on August 17, 1994.

(10.4)+ Employment Agreement dated August 1, 1994 between the Company and Allan J. Simus, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(10.5)+ Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr., incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.5a)+*  Amendment to Employment Agreement dated July 1, 1991 between the
           Company and Andrew J. Shoup, Jr. dated May 20, 1997.

(10.6)+ The Wiser Oil Company 1991 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 33-62441), filed on September 8, 1995.

(10.6a)+ Amendment to The Wiser Oil Company 1991 Stock Incentive Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 333-29973), filed on June 25, 1997.

(10.7)+ The Wiser Oil Company 1991 Non-Employee Directors' Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-22525), filed on February 28, 1997.

(10.8)+ Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.8a)+*  Amendment to Employment Agreement dated November 1, 1993 between the
           Company and Lawrence J. Finn dated May 20, 1997.

(10.9)+    Employment Agreement dated January 24, 1994 between the Company and
           A. Wayne Ritter, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.9a)+*  Amendment to Employment Agreement dated January 24, 1994 between the
           Company and A. Wayne Ritter dated May 20, 1997.

(10.10)+ Employment Agreement dated September 30, 1997 between the Company and Kent E. Johnson, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K (Commission File No. 0-5426), filed on March 26, 1997.

(10.10a)+* Amendment to Employment Agreement dated September 30, 1997 between the Company and Kent E. Johnson dated May 20, 1997.

(10.11)+ The Wiser Oil Company Equity Compensation Plan For Non-Employee Directors, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K (Commission File No. 0-5426), filed on March 26, 1997.

(10.12)*   The Wiser Oil Company Savings Restoration Plan dated February 24,
           1998.

(21)*      Subsidiaries of registrant.

(23.1)*    Consent of Independent Public Accountants.

(23.2)*    Consent of DeGolyer and MacNaugton, Independent Petroleum Engineers.

(23.3)* Consent of Gilbert Lausten Jung Associates Ltd., Independent Petroleum Engineers.

(27)*      Financial Data Schedule.
______________

+ Represent management compensatory plans or agreements.
* Filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF
MARCH 1998.


                                            The Wiser Oil Company

                                        By: /s/ Andrew J. Shoup, Jr.
                                            ----------------------------------
                                            ANDREW J. SHOUP, JR.
                                            PRESIDENT AND CHIEF
                                            EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                            TITLE                   DATE

 /s/ ANDREW J. SHOUP, JR.          President, Chief Executive     March 30, 1998
------------------------------      Officer and Director
                                    (Principal Executive
                                    Officer)


 /s/ PAUL D. NEUENSHWANDER         Director                       March 30, 1998
------------------------------


 /s/ C. FRAYER KIMBALL             Director                       March 30, 1998
------------------------------


 /s/ HOWARD G. HAMILTON            Director                       March 30, 1998
------------------------------


 /s/ A. W. SCHENCK, III            Director                       March 30, 1998
------------------------------


 /s/ JOHN W. CUSHING, III          Director                       March 30, 1998
------------------------------


 /s/ JON L. MOSLE, JR.             Director                       March 30, 1998
------------------------------


 /s/ LORNE H. LARSON               Director                       March 30, 1998
------------------------------


 /s/ LAWRENCE J. FINN              Vice President and Chief       March 30, 1998
------------------------------      Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                             THE WISER OIL COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----

Report of Independent Public Accountants...........................     F-2

Consolidated Statements of Income and Retained Earnings............     F-3

Consolidated Balance Sheets........................................     F-4

Consolidated Statements of Cash Flows..............................     F-5

Notes to Consolidated Financial Statements.........................     F-6

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of The Wiser Oil Company:

We have audited the accompanying consolidated balance sheets of The Wiser Oil Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income and retained earnings and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wiser Oil Company and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, at December 31, 1995, the Company changed its method of accounting for the impairment of long-lived assets.



                               ARTHUR ANDERSEN LLP




Dallas, Texas,
February 18, 1998

                              THE WISER OIL COMPANY

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                  1997           1996             1995
                                                               --------       ---------        ---------
                                                                      (000's except per share data)
Revenues:
     Oil and gas sales....................................     $ 76,729       $ 72,012         $ 54,400
     Dividends and interest...............................        1,113            683            1,241
     Marketable security sales............................        7,495         12,977           13,101
     Other................................................        2,478          1,017            2,939
                                                               ----------------------------------------
                                                                 87,815         86,689           71,681
                                                               ----------------------------------------

Costs and Expenses:
     Production and operating.............................       27,183         23,970           20,690
     Purchased natural gas................................        1,622          1,462              727
     Depreciation, depletion and amortization.............       22,977         19,653           19,778
     Property impairments.................................        3,289         12,112            4,893
     Exploration..........................................        9,655          4,176            5,801
     General and administrative...........................        9,661          9,364            8,193
     Interest expense.....................................        9,845          5,452            5,618
                                                               ----------------------------------------
                                                                 84,232         76,189           65,700
                                                               ----------------------------------------

Earnings Before Income Taxes..............................        3,583         10,500            5,981
Income Tax Expense........................................          264          4,072            3,788
                                                               ----------------------------------------

NET INCOME................................................        3,319          6,428            2,193

Retained Earnings, beginning of year......................       66,385         61,030           62,414
Dividends Paid............................................       (1,074)        (1,073)          (3,577)
                                                               ----------------------------------------
Retained Earnings, end of year............................     $ 68,630       $ 66,385         $ 61,030
                                                               ========================================

Earnings Per Share (Note 11):

  Basic...................................................         $.37           $.72             $.25
                                                               ========================================

  Diluted.................................................         $.37           $.72             $.25
                                                               ========================================

Cash Dividends Per Share..................................         $.12           $.12             $.40
                                                               ========================================


The accompanying notes are an integral part of these financial statements.

                              THE WISER OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS

                          December 31, 1997 and 1996

                                                                      1997             1996
                                                                   ----------       ----------
                                                                             (000's)
ASSETS
Current Assets:
     Cash and cash equivalents.................................    $   13,255      $    5,870
     Accounts receivable.......................................        13,765          14,091
     Inventories...............................................         1,007           1,289
     Prepaid income taxes......................................           725              --
     Prepaid expenses..........................................           438             473
                                                                   --------------------------
         Total current assets..................................        29,190          21,723
                                                                   --------------------------
Marketable Securities..........................................            --           7,176
Property, Plant and Equipment, at cost:
     Oil and gas properties (successful efforts method)........       346,655         306,716
     Other properties..........................................         5,399           4,974
                                                                   --------------------------
                                                                      352,054         311,690
     Accumulated depreciation, depletion and amortization......      (131,346)       (131,972)
                                                                   --------------------------
     Net property, plant and equipment.........................       220,708         179,718
Other Assets...................................................         4,658              --
                                                                   --------------------------
                                                                   $  254,556       $ 208,617
                                                                   ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable..........................................    $   18,396     $    14,996
     Accrued income taxes......................................            --           1,697
     Accrued liabilities.......................................         2,985           1,537
                                                                   --------------------------
       Total current liabilities...............................        21,381          18,230
                                                                   --------------------------
Long Term Debt.................................................       124,304          78,654
Deferred Benefit Cost..........................................         1,169           1,496
Deferred Income Taxes..........................................        10,278          10,975
Stockholders' Equity:
     Common stock - $3 par value; 20,000,000 shares authorized;
       shares issued, 1997 - 9,128,169, 1996 - 9,115,572;
       shares outstanding, 1997 - 8,951,965, 1996 - 8,939,368 .        27,385          27,347
     Paid-in capital...........................................         3,223           3,078
     Retained earnings.........................................        68,630          66,385
     Marketable securities valuation adjustment................            --           4,328
     Foreign currency translation..............................           915             853
     Treasury stock; 176,204 shares, at cost...................        (2,729)         (2,729)
                                                                   --------------------------
       Total stockholders' equity..............................        97,424          99,262
                                                                   --------------------------
                                                                   $  254,556       $ 208,617
                                                                   ==========================

The accompanying notes are an integral part of these financial statements.

                              THE WISER OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Years Ended December 31, 1997, 1996 and 1995

                                                                 1997           1996              1995
                                                               --------      ---------         ---------
                                                                    (000's except per share data)
Cash Flows from Operating Activities:
     Net income...........................................    $   3,319      $   6,428        $   2,193
     Adjustments to reconcile to cash flows from
       operating activities:
         Depreciation, depletion and amortization.........       22,977         19,653           19,778
         Deferred income taxes............................        1,530          2,056            1,914
         Marketable securities and property sales gains...       (9,370)       (13,099)         (14,092)
         Exploration expense..............................        9,655          4,176            5,801
         Property impairments.............................        3,289         12,112            4,893
         Foreign currency translation.....................           62             (2)             (34)
         Amortization of other assets.....................          282             --               --
         Other changes:
           Accounts receivable............................          326         (3,665)             474
           Inventories....................................          282            228             (373)
           Prepaid income taxes...........................         (725)
                                                                                    --               --
           Prepaid expenses...............................           35            360               19
           Other assets...................................           --            553              (80)
           Accounts payable...............................        3,400          4,853              661
           Accrued income taxes...........................       (1,697)           170                9
           Accrued liabilities............................        1,449             88             (690)
           Deferred benefit costs.........................        (328)            376               68
                                                             ------------------------------------------
             Operating Cash Flows.........................       34,486         34,287           20,541
                                                              -----------------------------------------
Cash Flows From Investing Activities:
     Capital and exploration expenditures.................      (78,323)       (47,115)         (30,153)
     Proceeds from sales of property, plant and equipment.        3,288          1,022            1,280
     Proceeds from sales of marketable securities.........        8,115         14,035           14,492
                                                             ------------------------------------------
             Investing Cash Flows.........................      (66,920)       (32,058)         (14,381)
                                                               ----------------------------------------
Cash Flows From Financing Activities:
     Borrowings of long term debt.........................      125,000         25,508           11,170
     Repayments of long term debt.........................      (78,654)       (22,191)         (15,070)
     Long term debt issuance costs and fees...............       (5,636)           --               --
     Common stock issued..................................          183            --               --
     Dividends paid.......................................       (1,074)        (1,073)          (3,577)
                                                              -----------------------------------------
             Financing Cash Flows.........................       39,819          2,244           (7,477)
                                                              -----------------------------------------
Net Increase (Decrease) in Cash...........................        7,385          4,473           (1,317)
Cash and Cash Equivalents, beginning of year..............        5,870          1,397            2,714
                                                              -----------------------------------------
Cash and Cash Equivalents, end of year....................     $ 13,255       $  5,870        $   1,397
                                                               ========================================


The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation - The consolidated financial statements include the accounts of The Wiser Oil Company (Company), a Delaware corporation, and its wholly owned subsidiaries: T.W.O.C., Inc., The Wiser Marketing Company, Maljamar Wiser Inc., Maljamar Development Partnership, L.P., and The Wiser Oil Company of Canada ("Wiser Canada"). T.W.O.C., Inc. is a Delaware holding company responsible for the management of investment activities. The Wiser Marketing Company functions as a natural gas marketer and broker. Maljamar Wiser Inc. was formed in 1995 as a wholly-owned subsidiary of the Company. It was formed in order for the Company to fund its $53,000,000 development of the Maljamar area with the use of nonrecourse debt. The Maljamar Development Partnership, L.P. was formed in 1995 for the same reason. The Company is the limited partner of the Maljamar Development Partnership, L.P. and owns 99% of the partnership. Maljamar Wiser Inc. owns 1% of the Maljamar Development Partnership, L.P. as a general partner. Effective May 14, 1997, Maljamar Wiser, Inc. was merged into The Wiser Oil Company and Maljamar Development Partnership, L.P. was terminated. Wiser Canada was formed in 1994 to conduct the Company's Canadian activities. Prior to the formation of Wiser Canada, the Company's oil and gas operations were conducted primarily in the United States. Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years' amounts to current presentation.

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

      Prior to 1995, the Company evaluated the carrying value of its oil and gas properties based on undiscounted future net revenues on a company wide basis. During 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted future cash flows. During 1997, 1996 and 1995, the Company provided impairments of $3,289,000, $12,112,000 and $4,893,000, respectively. Management's estimate of future cash flows is based on their estimate of reserves and prices. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

                              THE WISER OIL COMPANY

                       December 31, 1997, 1996 and 1995

     d. Depreciation, Depletion and Amortization ("DD&A") - DD&A of the capitalized costs of producing oil and gas properties are computed for individual properties using the units-of-production method based on total proved reserves. Depreciation of transportation, office and other properties is computed generally using the straight-line method over the estimated useful lives of these assets.

     e. Cash and Cash Equivalents - Cash equivalents generally consist of short-term investments maturing in three months or less from the date of acquisition. These investments of $15,083,000 in 1997 and $3,801,000 in 1996 are recorded at cost plus accrued interest, which approximates market.

     f. Inventories - Oil and gas product inventories are recorded at the average cost of production. Materials and supplies are recorded at the lower of average cost or market.

     g. Accrued Liabilities - Accrued liabilities include accrued vacation and payroll of $334,000 in 1997 and $576,000 in 1996.

     h. Postretirement Benefits - SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", has no significant impact on the Company. The Company has no significant liabilities for postretirement benefits, other than pensions, and has historically recognized such liabilities as they are incurred.

     i. Gas Imbalances - Gas imbalances are accounted for using the sales method. The Company's net imbalance position is not material at December 31, 1997 and 1996.

     j. Hedging Arrangements - During 1997 and 1996, the Company entered into numerous oil price collar agreements to hedge against price fluctuations during those years. There were no hedging agreements in place after December 31, 1997. Gains or losses from hedging transactions are recognized as oil and gas sales in the accompanying Consolidated Statements of Income and Retained Earnings as the underlying hedged production is sold. As of December 31, 1996, the Company had no deferred net gains or net losses. The Company incurred hedging losses of $2,372,000 and $6,923,000 in 1997 and 1996, respectively. The Company did not incur any material hedging gains or losses in 1995.

     k. Foreign Currency Translation - The functional currency of Wiser Canada is the Canadian dollar. In accordance with SFAS No. 52, "Foreign Currency Translation", Wiser Canada's financial statements have been translated from Canadian dollars to U.S. dollars with the cumulative translation adjustment gain of $915,000 for 1997 and $853,000 for 1996 classified in Stockholders' Equity.

2.  MARKETABLE SECURITIES

     The Company follows the accounting procedures as established by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115 marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at December 31, 1996 was $7,176,000 and all of these securities were liquidated during 1997.

     The Company recognized a pretax gain of $7,495,000, $12,977,000 and $13,101,000 for 1997, 1996 and 1995, respectively, from the sale of its marketable securities.

                             THE WISER OIL COMPANY

                       December 31, 1997, 1996 and 1995

3.  LONG TERM DEBT

      a. On May 21, 1997, the Company sold $125 million in principal amount of 9 1/2% Senior Subordinated Notes ("2007 Notes") due May 15, 2007, providing net proceeds to the Company of $120,898,000. The original issue price was 99.718%. The Company used the net proceeds from the sale of the 2007 Notes to repay all outstanding indebtedness under the Credit Agreement and the Maljamar Credit Facility and for general corporate purposes.

         The 2007 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2002 at a redemption price of 104.75%, plus accrued interest to the date of redemption, and declining at the rate of 1.583% per year to May 15, 2005 and 100% thereafter. Prior to May 15, 2000, the Company may, at its option, redeem up to 33 1/3% of the original principal amount at a redemption price of 109.5%, plus accrued interest to the date of redemption, with the net proceeds from any future public offering of Company stock.

         Under the terms of the 2007 Notes, the Company must meet certain tests before it is able to pay cash dividends or make other restricted payments, incur additional indebtedness, engage in transactions with its affiliates, incur liens and engage in certain sale and leaseback arrangements. The terms of the 2007 Notes also limit the Company's ability to undertake a consolidation, merger or transfer of all or substantially all of its assets. In addition, the Company is, subject to certain conditions, obligated to offer to repurchase the 2007 Notes at par value plus accrued interest to the date of repurchase with the net cash proceeds of certain sales or dispositions of assets. Upon a change of control, as defined, the Company will be required to make an offer to purchase the 2007 Notes at 101% of the principal amount thereof, plus accrued interest to the date of purchase.

     b. On June 23, 1994, the Company entered into a Credit Agreement with NationsBank of Texas, N. A. as agent, which provided for a term loan to Wiser Canada and a revolving credit facility to the Company. On December 23, 1997, the Credit Agreement was renewed under the same basic terms. The Credit Agreement provides the Company with up to a $150 million line of credit through March 31, 2002. The amounts available for borrowing are determined under formulas related to oil and gas reserves and the Company's borrowing base at December 31, 1997 was $80 million. The indebtedness outstanding under the Credit Agreement is secured by a guaranty from Wiser Canada. Available loan and interest options are (i) Base Rate Advances, at the bank's prime interest rate plus the Applicable Margin and (ii) Eurodollar Advances, at LIBOR plus the Applicable Margin. Based on the amount of outstanding advances, the Applicable Margin ranges between 0% and 1.25% and the commitment fee on the unused borrowing base ranges from 0.25% to 0.375%. The average interest rate during 1997 under the Credit Agreement was 6.24%. The Credit Agreement requires the Company to, among other things, maintain certain financial ratios and imposes certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness.

      c. On November 29, 1995, the Company entered into a credit agreement with NationsBank of Texas, NA as agent (the "Maljamar Credit Facility"). The Maljamar Credit Facility provided the Company with up to a $50 million nonrecourse facility to develop the expanded Maljamar project area. The average interest rate during 1997 under the Maljamar Credit Facility was 7.49%. The Maljamar Credit Facility was repaid and canceled in May 1997.

                             THE WISER OIL COMPANY

                       December 31, 1997, 1996 and 1995


The Company paid $8,120,000 in interest during 1997, $4,971,000 during 1996, and $5,618,000 during 1995.

     Long term debt consists of the following (000's):

                                                                                 December 31,
                                                                                 -----------
                                                                              1997          1996
                                                                           ---------     ---------
      2007 Notes - 9.5% interest rate at December 31, 1997.........        $ 124,304     $     --
      Credit Agreement - 6.31% interest rate at December 31, 1996..               --       58,000
      Maljamar Credit Facility - 7.63% interest rate at
         December 31, 1996.........................................             --         20,654
                                                                           ----------------------
                                                                             124,304       78,654
      Less current maturities......................................               --           --
                                                                           ----------------------
                                                                           $ 124,304     $ 78,654
                                                                           ======================


      The annual requirements for reduction of principal of long term debt outstanding as of December 31, 1997 are estimated as follows (000's):

      1998.........................................................     $         --
      1999.........................................................               --
      2000.........................................................               --
      2001.........................................................               --
      Thereafter...................................................          124,304
                                                                          ----------
                                                                           $ 124,304
                                                                          ==========

4.  INCOME TAXES

     The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the accounting procedures established by SFAS No. 109, "Accounting for Income Taxes". The Company paid income taxes of $566,000 in 1997, $900,000 in 1996 and $1,967,000 in 1995.

     Income tax expense for the three years ended December 31, 1997 were as follows (000's):

                                                                 1997           1996             1995
                                                               --------       --------         --------
     Current:
       Federal............................................       $  375       $  1,911         $  1,607
       State..............................................          200            105              150
                                                                -------      ---------         --------
                                                                    575          2,016            1,757
                                                                -------       --------          -------
     Deferred:
       Federal............................................        (311)          1,919            1,934
       State..............................................           --            137               97
                                                              ---------      ---------        ---------
                                                                  (311)          2,056            2,031
                                                                 ------       --------          -------
     Total income tax expense.............................       $  264        $ 4,072           $3,788
                                                                 ======        =======           ======

                             THE WISER OIL COMPANY

                       December 31, 1997, 1996 and 1995


A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                                 1997           1996              1995
                                                               --------       --------         ---------
     Statutory federal income tax rate....................        34.0%          34.0%            34.0%
     Statutory depletion in excess of cost basis..........        (5.4)          (2.0)            (1.7)
     Non-deductible Canadian operating loss...............          --           22.6             55.4
     State taxes, net of federal income taxes.............         5.8            1.5              1.6
     Dividends received credit............................        (1.3)          (1.2)            (4.4)
     Non-conventional fuels credit........................        (7.3)         (14.6)           (22.4)
     Other................................................       (18.4)          (1.5)             0.8
                                                               --------       --------         --------
     Effective tax rate...................................         7.4%          38.8%            63.3%
                                                               ========       ========         ========

The deferred tax liabilities and assets at December 31, 1997 and 1996 were as follows (000's):

                                                                 1997           1996
                                                              ---------      ---------
     Deferred tax liabilities (assets):
       Intangible drilling and development cost...........     $ 14,966       $ 12,998
       Marketable securities valuation adjustment.........           --          2,229
       Deferred pensions and compensation.................         (468)          (579)
       Alternative minimum tax credit carryforwards.......       (3,040)        (2,318)
       Property impairment reserve........................       (1,118)        (1,767)
       Wiser Canada excess property basis.................       (3,866)        (4,051)
       Valuation allowance................................        3,866          4,600
       Other..............................................          (62)          (137)
                                                            -----------     ----------
                                                               $ 10,278       $ 10,975
                                                            ===========     ==========

     The Company will only realize the benefits of alternative minimum tax credit carryforwards by generating future regular tax liability in excess of alternative minimum tax liability. The Company believes it is more likely than not that the alternative minimum tax credits will be fully realized. As of December 31, 1997, Wiser had Canadian net deferred tax assets of $3,866,000 and a valuation allowance has been provided against the Canadian net deferred tax assets at December 31, 1997. Beginning in 1997, Wiser Canada's operating results are included in the Company's consolidated federal income tax return.

                             THE WISER OIL COMPANY

                       December 31, 1997, 1996 and 1995

5.  OIL AND GAS PRODUCING ACTIVITIES

     Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisitions, exploration and development activities (000's):

                                                                U.S.          Canada           Total
                                                             ----------      ---------       ----------
     December 31, 1997:
      Capitalized Costs:
        Proved properties.................................   $  247,809      $  76,325        $ 324,134
        Unproved properties...............................       17,315          5,206           22,521
                                                             ----------     ----------       ----------
          Total ..........................................      265,124         81,531          346,655
          Accumulated DD&A.................................     (95,038)       (34,589)        (129,627)
                                                             ----------      ---------       ----------
        Net capitalized cost..............................    $ 170,086      $  46,942       $  217,028
                                                              =========      =========       ==========
      Costs Incurred during 1997:
        Property acquisition..............................     $ 22,399       $  5,377         $ 27,776
        Exploration.......................................        8,906          3,461           12,367
        Development.......................................       27,380          9,593           36,973

     December 31, 1996:
      Capitalized Costs:
        Proved properties.................................   $  226,411       $ 62,937        $ 289,348
        Unproved properties...............................        9,659          7,709           17,368
                                                             ----------     ----------       ----------
          Total ..........................................      236,070         70,646          306,716
          Accumulated DD&A................................     (100,016)       (29,094)        (129,110)
                                                             ----------      ---------       ----------
        Net capitalized cost..............................   $  136,054      $  41,552       $  177,606
                                                              =========      =========       ==========
      Costs Incurred during 1996:
        Property acquisition..............................   $    1,782      $   1,054       $    2,836
        Exploration.......................................          875          1,888            2,763
        Development.......................................       33,994          6,230           40,224
        Gas plants........................................          408             --              408

     December 31, 1995:
      Capitalized Costs:
        Proved properties.................................   $  191,567       $ 56,427       $  247,994
        Unproved properties...............................       10,110          7,588           17,698
                                                            -----------     ----------       ----------
          Total ..........................................      201,677         64,015          265,692
          Accumulated DD&A................................      (81,561)       (16,766)         (98,327)
                                                             ----------      ---------       ----------
        Net capitalized cost..............................   $  120,116      $  47,249       $  167,365
                                                              =========      =========       ==========

      Costs Incurred during 1995:
        Property acquisition..............................    $   3,027      $   3,210        $   6,237
        Exploration.......................................        2,753          2,270            5,023
        Development.......................................       12,477          4,123           16,600
        Gas plants........................................        3,192             --            3,192


                             THE WISER OIL COMPANY

                       December 31, 1997, 1996 and 1995

6.  EMPLOYEE PENSION PLAN

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

     The net periodic pension costs were determined as follows (000's):

                                                                 1997           1996             1995
                                                               --------       --------         --------

     Current service cost.................................      $   345       $    381         $    368
     Interest cost on projected benefit obligation........          682            824              802
     Actual return on assets..............................         (930)         1,890           (1,575)
     Net amortization and deferral........................          384         (2,652)             932
                                                                -------       --------         --------
     Net periodic pension cost............................      $   481       $    443         $    527
                                                                =======       ========         ========

     The principal assumptions for 1997, 1996 and 1995 utilized in computing pension expense include an 8.0% discount rate, an 8.5% rate of return on plan assets, and a 5.0% rate of increase in compensation levels. amendment to the pension plan, effective January 1, 1993, reduced the normal retirement age from 65 years to 62 years.

     The following table presents the actuarial valuation of the plan's funded status, as of December 31 (000's):

                                                                 1997           1996             1995
                                                                -------       --------          -------
     Actuarial present value of pension benefits obligations:
       Vested.............................................      $ 8,212        $ 8,155         $  9,817
       Nonvested..........................................          289            415              354
                                                                -------       --------          -------
       Accumulated........................................        8,501          8,570           10,171
       Projected salary increases.........................          768            751              705
                                                                -------       --------          -------
      Projected benefits obligations......................        9,269          9,321           10,876
       Plan assets at fair value..........................        8,547          8,010           10,247
                                                                -------       --------          -------
       Plan assets less than projected benefits obligations     $   722        $ 1,311          $   629
                                                                =======       ========          =======
     Items not yet recognized:
       Unrecognized net gain..............................      $ 1,032         $  473         $  1,169
       Unamortized transition amount......................           87            121              208
       Unamortized prior service cost.....................         (812)          (957)          (1,106)
                                                                -------       --------          -------
       Net pension liability..............................      $ 1,029         $  948         $    900
                                                                =======       ========         ========

                             THE WISER OIL COMPANY

                       December 31, 1997, 1996 and 1995

7.  EMPLOYEE SAVINGS PLAN

     The Company has a qualified Savings Plan available to all employees. An employee may elect to have up to 15% of the employee's base monthly compensation, exclusive of other forms of special or extra compensation, withheld and placed in the Savings Plan account. On a monthly basis, the Company contributes to this account an amount equal to 50% of the employee's contribution, limited to 3% of the employee's base compensation. Company contributions to the Savings Plan were $142,000, $126,000 and $122,000, in 1997, 1996 and 1995, respectively.

8.  BUSINESS SEGMENT INFORMATION

     The Company operates in one industry segment, the exploration for and production of reserves of oil and gas, with sales made to domestic and Canadian energy customers.

     The following table summarizes the oil and gas activity of the Company by geographic area for the years ended December 31, 1997, 1996 and 1995.


                                                                 U.S.          Canada            Total
                                                               --------       --------        ---------
     1997:
     Total revenues.......................................    $  71,706      $  16,109        $  87,815
     Costs and expenses:
       Production and operating...........................       23,058          4,125           27,183
       Purchased natural gas..............................        1,622             --            1,622
       DD&A...............................................       14,032          8,945           22,977
       Property impairments...............................        1,786          1,503            3,289
       Exploration........................................        6,956          2,699            9,655
       Other operating....................................       16,407          3,099           19,506
                                                              ---------     ----------        ---------
          Total costs and expenses........................       63,861         20,371           84,232
                                                              ---------     ----------        ---------
     Earnings before income taxes.........................        7,845        (4,262)            3,583
     Income tax expense...................................          264             --              264
                                                              ---------     ----------        ---------
     Net income...........................................    $   7,581     $  (4,262)          $ 3,319
                                                              =========     ==========        =========
     Identifiable assets (end of year)....................    $ 202,474     $   52,082        $ 254,556
                                                              =========     ==========        =========


                             THE WISER OIL COMPANY

                       December 31, 1997, 1996 and 1995

                                                                U.S.          Canada            Total
                                                              ---------     ----------       ----------
     1996:
     Total revenues.......................................     $ 69,595     $   17,094        $  86,689
     Costs and expenses:
       Production and operating...........................       20,288          3,682           22,970
       Purchased natural gas..............................        1,462             --            1,462
       DD&A...............................................       11,783          7,870           19,653
       Property impairments...............................        7,276          4,836           12,112
       Exploration........................................        1,837          2,339            4,176
       Other operating....................................        9,475          5,341           14,816
                                                              ---------     ----------        ---------
          Total costs and expenses........................       52,121         24,068           76,189
                                                              ---------     ----------        ---------
     Earnings before income taxes.........................       17,474         (6,974)          10,500
     Income tax expense...................................        4,072             --            4,072
                                                              ---------     ----------        ---------
     Net income...........................................    $  13,402     $   (6,974)       $   6,428
                                                              =========     ==========        =========
     Identifiable assets (end of year)....................    $ 161,687     $   46,930        $ 208,617
                                                              =========     ==========        =========

    1995:
    Total revenues.......................................     $  57,839     $   13,842        $  71,681
     Costs and expenses:
       Production and operating...........................       17,555          3,135           20,690
       Purchased natural gas..............................          727             --              727
       DD&A...............................................       11,418          8,360           19,778
       Property impairments...............................           --          4,893            4,893
       Exploration........................................        4,173          1,628            5,801
       Other operating....................................        8,250          5,561           13,811

          Total costs and expenses........................       42,123         23,577           65,700
                                                              ---------     ----------        ---------
     Earnings before income taxes.........................       15,716         (9,735)           5,981
     Income tax expense...................................        3,788             --            3,788
                                                              ---------     ----------        ---------
     Net income...........................................    $  11,928     $   (9,735)       $   2,193
                                                              =========     ==========        =========
     Identifiable assets (end of year)....................    $ 152,710     $   50,034        $ 202,744
                                                              =========     ==========        =========

     Annually, four or five of the Company's purchasers of oil and gas individually account for 10% to 37% of oil and gas sales. In Canada, one purchaser accounts for approximately 75% of Wiser Canada's oil and gas sales. However, due to the nature of the oil and gas industry, the Company is not dependent upon any of these purchasers. The loss of any major customer would not have a material adverse impact on the Company's business.

9.  STOCK COMPENSATION PLANS

       STOCK OPTIONS

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

                             THE WISER OIL COMPANY

                       December 31, 1997, 1996 and 1995


     excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The Company has two stock option plans, the 1991 Stock Incentive Plan ("Incentive Plan") and the 1991 Non-Employee Directors' Stock Option Plan ("Directors' Plan"). The Incentive Plan provides for the issuance of ten-year options with a variable vesting period and a grant price equal to the fair market value at the issue date. The Directors' Plan, as amended, provides for the issuance of ten-year options with a six month vesting period and a grant price equal to the fair market value at the issue date.

     A summary of the status of the Company's two stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended follows:

                                                       1997                   1996                  1995
                                               -------------------    -------------------    -------------------
                                                          Exercise               Exercise               Exercise
                                                 Shares   Price(1)     Shares    Price(1)     Shares    Price(1)
                                               ---------  --------    --------   --------    --------   --------
     Outstanding at beginning of year.......     879,500   $ 15.02     254,500    $ 16.88     253,500    $ 17.20
     Granted................................     164,500     18.87     647,250      14.35      16,000      13.81
     Exercised............................. .    (15,025)    15.68          --         --          --         --
     Expired and cancelled..................      (6,500)    15.76     (22,250)     16.88     (15,000)     17.36
                                               ---------  --------    --------   --------    --------   --------
     Outstanding at end of year.............   1,022,475   $ 15.62     879,500    $ 15.02     254,500    $ 16.88
                                               =========   =======     =======    =======     =======    =======
     Exercisable at end of year.............     773,975   $ 15.23     145,650    $ 16.47      56,725    $ 16.59
                                               =========   =======     =======    =======     =======    =======
     Fair value of options granted(1).......      $ 6.07                $ 4.30                 $ 4.08
                                               =========              ========               ========

      1   Weighted average per option granted.

     662,875 of the 1,022,475 options outstanding at December 31, 1997 have exercise prices between $11 and $15, with a weighted average exercise price of $14.37 and a weighted average remaining contractual life of 8.7 years. 586,250 of these options are currently exercisable with a weighted average exercise price of $14.71. The remaining 359,600 options have exercise prices between $15 and $20, with a weighted average exercise price of $17.94 and a weighted average contractual life of 7.3 years. 187,725 of these options are currently exercisable with a weighted average exercise price of $16.85.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for both the Incentive Plan and the Directors'
     Plan:

                                                                   1997           1996             1995
                                                                   ----           ----             ----
       Risk free interest rate............................        6.29%          6.36%            6.01%
       Expected dividend yields...........................         .64%           .84%             .87%
       Expected lives, in years...........................         5.06           4.85             5.00
       Expected volatility................................       23.66%         22.22%           22.05%

                             THE WISER OIL COMPANY

                       December 31, 1997, 1996 and 1995

     Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the following pro forma amounts:

                                                                   1997           1996            1995
                                                                   ----           ----            ----
       Net income - as reported (in thousands)............      $ 3,319        $ 6,428          $ 2,193
       Net income - pro forma (in thousands)..............        2,256          5,576            2,179
       Earnings per share - as reported...................      $   .37        $   .72          $   .25
       Earnings per share - pro forma.....................          .25            .62              .24

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of compensation cost to be expected in future years.

     SHARE APPRECIATION RIGHTS PLAN

     The Company has a share appreciation rights ("SARs") plan which authorizes the granting of SARs to employees of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs exercise price and the fair market value of the Company's common stock covered by the SARs on the exercise date. The holders of the SARs vest at 25% per year and the SARs expire at the earlier of 5 years or termination of employment. At December 31, 1997, 85,000 SARs were outstanding with an exercise price of $14.63 per share.

10.  PREFERRED STOCK

     In addition to Common Stock, the Company is authorized to issue 300,000 shares of Preferred Stock with a par value of $10 per share, none of which has been issued.

11.  EARNINGS PER SHARE

     The Company accounts for earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic EPS is computed by dividing net income by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents consisting of stock options. Previously reported EPS were equivalent to the diluted EPS calculated under SFAS No. 128. Following are the weighted average common shares outstanding used in the computation of basic EPS and diluted EPS for the years ended December 31, 1997, 1996 and 1995 (000's):

                                                             1997              1996             1995
                                                             ----              ----             ----
     Basic EPS shares................................        8,949             8,939            8,939
                                                             =====             =====            =====

     Diluted EPS shares..............................        8,982             8,954            8,939
                                                             =====             =====            =====

                             THE WISER OIL COMPANY

                      SUPPLEMENTAL FINANCIAL INFORMATION

       For the years ended December 31, 1997, 1996 and 1995 (Unaudited)

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

                             THE WISER OIL COMPANY

                      SUPPLEMENTAL FINANCIAL INFORMATION

       For the years ended December 31, 1997, 1996 and 1995 (Unaudited)

Following is a reconciliation of the Company's estimated net quantities of proved oil and gas reserves, as estimated by independent petroleum consultants.

                                                                 OIL (MBBLS)                         GAS (MMCF)
                                                       ------------------------------   --------------------------------
                                                        U.S.        Canada    Total        U.S.       Canada     Total
                                                       -------      ------   --------    --------    --------   --------
     Balance December 31, 1994.................         20,013       3,417     23,430      86,548      21,372    107,920
       Revisions of previous estimates.........          4,322         563      4,885       4,912      (1,140)     3,772
       Properties sold and abandoned...........           (187)         --       (187)       (333)         --       (333)
       Reserves purchased in place.............          5,825         307      6,132         695       1,132      1,827
       Extensions, discoveries and other additions         124         157        281       2,046       6,354      8,400
       Production..............................         (1,657)       (676)    (2,333)     (8,918)     (2,753)   (11,671)
                                                       -------      ------   --------    --------    --------   --------
     Balance December 31, 1995.................         28,440       3,768     32,208      84,950      24,965    109,915
       Revisions of previous estimates.........           (301)        (25)      (326)      2,738        (535)     2,203
       Properties sold and abandoned...........            (78)         --        (78)        (72)        --         (72)
       Reserves purchased in place.............             12          --         12          17         505        522
       Extensions, discoveries and other additions       2,040         533      2,573      10,787       1,705     12,492
       Production..............................         (2,033)       (744)    (2,777)     (8,874)     (2,809)   (11,683)
                                                       -------      ------   --------    --------    --------   --------
     Balance December 31, 1996.................         28,080       3,532     31,612      89,546      23,831    113,377
       Revisions of previous estimates.........         (2,614)        274      2,340       1,208       1,988      3,196
       Properties sold and abandoned...........           (810)       (344)    (1,154)       (902)     (2,606)    (3,508)
       Reserves purchased in place.............          1,493       1,013      2,506       8,961          --      8,961
       Extensions, discoveries and other additions       1,205         653      1,858       7,601       2,667     10,268
       Production..............................         (2,037)       (724)    (2,761)     (9,466)     (2,734)   (12,200)
                                                       -------      ------   --------    --------    --------   --------
     Balance December 31, 1997.................         25,317       4,404     29,721      96,948      23,146    120,094
                                                       =======      ======   ========    ========    ========   ========
     Proved Developed Reserves at December 31, (1):
       1994....................................         15,950       3,209     19,159      84,715      13,655     98,370
       1995....................................         17,939       3,617     21,556      77,915      24,111    102,026
       1996....................................         24,892       3,225     28,117      80,652      22,477    103,129
       1997....................................         23,798       4,404     28,202      87,688      21,771    109,459

     (1) Reserve volumes as assigned by third party engineers have been increased to reflect the effect of the Alberta Royalty Tax Credit refund. Total proved and proved developed reserves were increased by 397 MBBL and 2,744 MMCF for 1995, 186 MBBL and 1,258 MMCF for 1996 and 364 MBBL and 1,914 MMCF for 1997.

Standardized Measure of Discounted Future
Net Cash Flows of Proved Oil and Gas Reserves (Unaudited)

     The Company has estimated the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves in accordance with the standards established by the Financial Accounting Standards Board through its Statement No. 69. The estimates of future cash inflows and future production and development cost are based on current year end sales prices for oil and gas. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions.

                             THE WISER OIL COMPANY

                      SUPPLEMENTAL FINANCIAL INFORMATION

       For the years ended December 31, 1997, 1996 and 1995 (Unaudited)


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

     The following are the Company's estimated standardized measure of discounted future net cash flows from proved reserves (000's):

                                                                   U.S.           Canada         Total
                                                                  --------      ----------     -----------
December 31, 1997:
     Future cash flows........................................   $  650,810     $  98,143       $  748,953
     Future production and development costs..................     (357,598)      (32,062)        (389,660)
     Future income tax expense................................      (60,477)       (6,512)         (66,989)
                                                                 ----------     ---------       ----------
     Future net cash flows....................................      232,735        59,569          292,304
     10% Annual discount for estimated timing of cash flows...      (97,116)      (20,699)        (117,815)
                                                                 ----------     ---------       ----------
     Standardized measure of discounted cash flows............   $  135,619     $  38,870       $  174,489
                                                                 ==========     =========       ==========

December 31, 1996:
     Future cash flows........................................  $ 1,029,971     $ 116,203      $ 1,146,174
     Future production and development costs..................     (415,276)      (25,175)        (440,451)
     Future income tax expense................................     (172,024)          --          (172,024)
                                                                -----------     ---------      -----------
     Future net cash flows....................................      442,671        91,028          533,699
     10% Annual discount for estimated timing of cash flows...     (187,332)      (29,187)        (216,519)
                                                                -----------     ---------      -----------
     Standardized measure of discounted cash flows............  $   255,339     $  61,841      $   317,180
                                                                ===========     =========      ===========

December 31, 1995:
     Future cash flows........................................   $  679,754     $  90,978       $  770,732
     Future production and development costs..................     (343,867)      (25,828)        (369,695)
     Future income tax expense................................      (74,433)         --            (74,433)
                                                                 ----------     ---------       ----------
     Future net cash flows....................................      261,454        65,150          326,604
     10% Annual discount for estimated timing of cash flows...     (111,193)      (20,809)        (132,002)
                                                                 ----------     ---------       ----------
     Standardized measure of discounted cash flows............   $  150,261     $  44,341       $  194,602
                                                                 ==========     =========       ==========

                             THE WISER OIL COMPANY

                      SUPPLEMENTAL FINANCIAL INFORMATION

       For the years ended December 31, 1997, 1996 and 1995 (Unaudited)

     The following are the sources of changes in the standardized measure of discounted net cash flows (000's):

                                                                     1997           1996           1995
                                                                   --------       --------      ---------

     Standardized measure, beginning of year...................   $ 317,180      $ 194,602      $ 142,032
     Sales, net of production costs............................     (47,959)       (46,580)       (32,907)
     Net change in price and production costs..................    (204,859)       142,806         19,536
     Reserves purchased in place...............................      30,570            581         26,087
     Extensions, discoveries and improved recoveries...........      11,751         42,582          9,297
     Change in future development costs........................      16,339         27,080         12,652
     Revisions of previous quantity estimates and disposals....      (6,992)           314         26,525
     Sales of reserves in place................................     (10,756)          (987)          (798)
     Accretion of discount.....................................      41,431         23,542         16,081
     Changes in timing and other...............................     (33,752)       (10,440)        (1,863)
     Net change in income taxes................................      61,536        (56,320)       (22,040)
                                                                  ---------      ---------      ---------
     Standardized measure, end of year.........................   $ 174,489      $ 317,180      $ 194,602
                                                                  =========      =========      =========

 12   QUARTERLY FINANCIAL DATA

     The supplementary financial data in the table below for each quarterly period within the years ended December 31, 1997 and 1996 are derived from the unaudited consolidated financial statements of the Company.

                                                                                     Net        Earnings
                                                                                    Income       (Loss)
                                                                   Revenues         (Loss)      Per Share
                                                                   --------        -------      ---------
                                                                    (000's)        (000's)
     1997:
       First quarter...........................................    $ 25,575        $ 6,141          $ .69
       Second quarter..........................................      17,826         (1,944)          (.22)
       Third quarter...........................................      17,027         (1,878)          (.21)
       Fourth quarter..........................................      27,387          1,000            .11

     1996:
       First quarter...........................................    $ 18,567        $ 1,511          $ .17
       Second quarter..........................................      21,363         (5,368)          (.60)
       Third quarter...........................................      19,468          2,444            .27
       Fourth quarter..........................................      27,291          7,841            .88

 13.  SUMMARY OF GUARANTIES OF 91/2% SENIOR SUBORDINATED NOTES

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

                                                                       SUBSIDIARY GUARANTORS
                                                      ----------------------------------------------------------
                                                                                        THE WISER
                                                         WISER         T.W.O.C.         MARKETING        COMBINED
                                                        CANADA(1)        INC.            COMPANY          TOTAL
                                                      -----------      ----------       ----------       ---------
REVENUES:
  For the Year Ended December 31, 1997............    $  16,109        $   7,687         $   2,304       $  26,100
  For the Year Ended December 31, 1996............       17,094           16,304             2,237          35,635
  For the Year Ended December 31, 1995............       13,842           15,884             1,217          30,943

EARNINGS (LOSS) BEFORE INCOME TAXES:
  For the Year Ended December 31, 1997............    $  (4,262)        $  7,671          $    231        $  3,640
  For the Year Ended December 31, 1996............       (6,974)          16,287               338           9,651
  For the Year Ended December 31, 1995............       (9,735)          15,867               131           6,263

NET INCOME (LOSS):
  For the Year Ended December 31, 1997............    $  (3,947)        $  7,103          $    214        $  3,370
  For the Year Ended December 31, 1996............       (6,974)          12,492               259           5,777
  For the Year Ended December 31, 1995............       (9,735)          12,043                99           2,406

CURRENT ASSETS:
  December 31, 1997...............................    $   4,808         $     44          $    165        $  5,017
  December 31, 1996...............................        4,958               53               170           5,181
  December 31, 1995...............................        3,039               27                94           3,160

TOTAL ASSETS:
  December 31, 1997...............................    $  52,083         $     44          $    492        $ 52,619
  December 31, 1996...............................       39,132            7,229               718          47,079
  December 31, 1995...............................       43,763           19,619               332          63,714

CURRENT LIABILITIES:
  December 31, 1997...............................    $   6,646         $     --          $    250        $  6,896
  December 31, 1996...............................        4,931               --               508           5,439
  December 31, 1995...............................        2,779               --               200           2,979

NONCURRENT LIABILITIES:
  December 31, 1997...............................    $   9,474         $     --          $     --        $  9,474
  December 31, 1996...............................       52,439            2,227                --          54,666
  December 31, 1995...............................       52,380            6,007                --          58,387

STOCKHOLDERS' EQUITY (DEFICIT):
  December 31, 1997...............................    $  35,963          $    44          $    242        $ 36,249
  December 31, 1996...............................      (18,238)           5,002               210         (13,026)
  December 31, 1995...............................      (11,396)          13,612               132           2,348

(1) Includes the accounts of Wiser Oil Delaware, Inc., Wiser Delaware LLC and The Wiser Oil Company of Canada.

                               INDEX TO EXHIBITS

   Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated.

Exhibit
Numbers
-------

(3.1) Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event:
           October 25, 1993).

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

(4a) Amendment No. 1 to the Rights Agreement dated as of October 25, 1993 by and between the Company and The Chase Manhattan Bank (as successor to Chemical Bank), as Rights Agent, which includes as Exhibit 2 thereto the Form of Rights Certificate , incorporated by reference to the Company's report on Form 8 -K/A filed on September 29,1995.

(4.1) Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.2) Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit
           4.2 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.3) Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the Initial Purchasers, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.4) Credit Agreement dated June 23, 1994 among The Wiser Oil Company and The Wiser Oil Company of Canada, as Borrowers, and NationsBank of Texas, N.A. (NationsBank), as Agent, and Certain Financial Institutions Listed on the Signature Pages Thereto, as Banks, incorporated by reference to the Exhibit 10.1 to the Company's report on Form 8-K dated July 11, 1994 as amended on Form 8-K/A filed on August 17, 1994.

(4.5) First Amendment to Credit Agreement dated November 29, 1995 among The Wiser Oil Company and The Wiser Oil Company of Canada, as Borrowers, and NationsBank, as Agent, and Certain Financial Institutions Listed on the Signature Pages Thereto, as Banks, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.6) Second Amendment to Credit Agreement dated May 20, 1997 among The Wiser Oil Company and The Wiser Oil Company of Canada, Inc., as Borrowers, and NationsBank, as Agent, and Certain Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.7) Guaranty Agreement dated May 20, 1997, by Wiser Oil Delaware, Inc., in favor of NationsBank and PNC Bank, National Association ("PNC"), incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.8) Guaranty Agreement dated May 20, 1997, by Wiser Delaware LLC, in favor of NationsBank and PNC, incorporated by reference to Exhibit
           4.5 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.9) Guaranty Agreement dated May 20, 1997, by The Wiser Marketing Company, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.10) Guaranty Agreement dated May 20, 1997, by The Wiser Oil Company of Canada, in favor of NationsBank and PNC, incorporated by reference to
           Exhibit 4.10 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.11) Guaranty Agreement dated May 20, 1997, by T.W.O.C., Inc., in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

(4.12) Credit Agreement dated November 29, 1995 among The Wiser Oil Company and Maljamar Development Partnership, L.P. as Borrowers, and NationsBank of Texas, N.A., as Agent, and Certain Financial Institutions Listed on the Signature Pages thereto, as Banks.

(4.13)* Credit Agreement dated December 23, 1997 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks.

(10.3) Purchase and Sale Agreements made as of May 31, 1994 among Eagle Resources Ltd., Caneagle Resources Corporation, The Erin Mills Investment Corporation and The Wiser Oil Company, incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated July 11, 1994 as amended by Form 8-K/A filed on August 17, 1994.

(10.4)+ Employment Agreement dated August 1, 1994 between the Company and Allan J. Simus, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(10.5)+ Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr., incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.5a)+*  Amendment to Employment Agreement dated July 1, 1991 between the
           Company and Andrew J. Shoup, Jr. dated May 20, 1997.

(10.6)+ The Wiser Oil Company 1991 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 33-62441), filed on September 8, 1995.

(10.6a)+ Amendment to The Wiser Oil Company 1991 Stock Incentive Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 333-29973), filed on June 25, 1997.

(10.7)+ The Wiser Oil Company 1991 Non-Employee Directors' Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-22525), filed on February 28, 1997.

(10.8)+ Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.8a)+*  Amendment to Employment Agreement dated November 1, 1993 between the
           Company and Lawrence J. Finn dated May 20, 1997.

(10.9)+    Employment Agreement dated January 24, 1994 between the Company and
           A. Wayne Ritter, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.9a)+*  Amendment to Employment Agreement dated January 24, 1994 between the
           Company and A. Wayne Ritter dated May 20, 1997.

(10.10)+ Employment Agreement dated September 30, 1997 between the Company and Kent E. Johnson, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K (Commission File No. 0-5426), filed on March 26, 1997.

(10.10a)+* Amendment to Employment Agreement dated September 30, 1997 between the Company and Kent E. Johnson dated May 20, 1997.

(10.11)+ The Wiser Oil Company Equity Compensation Plan For Non-Employee Directors, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K (Commission File No. 0-5426), filed on March 26, 1997.

(10.12)*   The Wiser Oil Company Savings Restoration Plan dated February 24,
           1998.

(21)*      Subsidiaries of registrant.

(23.1)*    Consent of Independent Public Accountants.

(23.2)*    Consent of DeGolyer and MacNaugton, Independent Petroleum Engineers.

(23.3)* Consent of Gilbert Lausten Jung Associates Ltd., Independent Petroleum Engineers.

(27)*      Financial Data Schedule.
______________

+ Represent management compensatory plans or agreements.
* Filed herewith.