Form 10-Q
period 1998-03-31
WISER OIL CO
filed 1998-05-15
CIK 107874

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR QUARTER ENDED MARCH 31, 1998 COMMISSION FILE NUMBER 0-5426

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

            x
          -----         ----
           Yes           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                             Outstanding at March 31, 1998
     ----------                           -----------------------------
    $3 par value                                           8,951,965


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

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                  MARCH 31,                 DECEMBER 31,
(000's) except share data                                                           1998                       1997
                                                                             ------------------          -----------------
Assets
Current Assets:
   Cash and cash equivalents                                             $               5,013       $             13,255
   Accounts receivable                                                                  12,683                     13,765
   Inventories                                                                             985                      1,007
   Income taxes receivable                                                               1,672                        725
   Prepaid expenses                                                                      1,134                        438
                                                                           -------------------         ------------------
      Total Current Assets                                                              21,487                     29,190
                                                                           -------------------         ------------------
Property, Plant and Equipment, at cost:
   Oil and gas properties (successful efforts method)                                  358,986                    346,655
   Other properties                                                                      5,560                      5,399
                                                                           -------------------         ------------------
                                                                                       364,546                    352,054
   Accumulated depreciation, depletion and amortization                               (138,107)                  (131,346)
                                                                           -------------------         ------------------
Net Property, Plant and Equipment                                                      226,439                    220,708
Other Assets                                                                             4,531                      4,658
                                                                           -------------------         ------------------
                                                                         $             252,457       $            254,556
                                                                           ===================         ==================

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                      $              17,442       $             18,396
   Accrued liabilities                                                                   1,601                      2,985
                                                                           -------------------         ------------------
      Total current liabilities                                                         19,043                     21,381
                                                                           -------------------         ------------------
Long Term Debt                                                                         128,809                    124,304
Deferred Benefit Cost                                                                    1,280                      1,169
Deferred Income Taxes                                                                    9,830                     10,278

Stockholders' Equity:
    Common stock - $3 par value
      20,000,000 shares authorized; 9,128,169 shares issued
      at March 31, 1998 and December 31, 1997, respectively;
      8,951,965 shares outstanding at March 31, 1998
      and December 31, 1997, respectively                                               27,385                     27,385
   Paid-in capital                                                                       3,223                      3,223
   Retained earnings                                                                    64,806                     68,630
   Accumulated other comprehensive income - deferred
      foreign exchange adjustment                                                         810                        915
   Treasury stock; 176,204 shares, at cost                                              (2,729)                    (2,729)
                                                                           -------------------         ------------------
      Total stockholders' equity                                                        93,495                     97,424
                                                                           -------------------         ------------------
                                                                         $             252,457       $            254,556
                                                                           ===================         ==================



     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                               --------------------
                                                                  ENDED MARCH 31,
                                                                  ---------------
(000's except per share data)                                 1998               1997
                                                         --------------     ---------------

Revenues:
   Oil and gas sales                                   $         17,074   $          23,062
   Dividends and interest                                           145                 121
   Marketable security sales gains                                    -               1,813
   Other                                                            196                 579
                                                         --------------     ---------------
                                                                 17,415              25,575
                                                         --------------     ---------------

Costs and Expenses:
   Production and operating                                       6,162               6,802
   Purchased natural gas                                            388                 513
   Depreciation, depletion and amortization                       6,841               5,767
   Exploration                                                    3,353                 621
   General and administrative                                     2,426               2,378
   Interest expense                                               3,146               1,264
                                                         --------------     ---------------
                                                                 22,316              17,345
                                                         --------------     ---------------

Income (Loss) Before Income Taxes                                (4,901)              8,230
Income Tax Expense (Benefit)                                     (1,345)              2,089
                                                         --------------     ---------------

NET INCOME (LOSS)                                                (3,556)              6,141

Retained Earnings, beginning of period                           68,630              66,385
Dividends Paid                                                     (268)               (268)
                                                         --------------     ---------------

Retained Earnings, end of period                       $         64,806   $          72,258
                                                         ==============     ===============

Weighted Average Outstanding Shares                               8,952               8,949
                                                         ==============     ===============

Earnings (Loss) Per Share:


          Basic                                        $          (0.40)  $            0.69
                                                         ==============     ===============

          Diluted                                      $          (0.40)  $            0.69
                                                         ==============     ===============

Cash Dividends Per Share                               $           0.03   $            0.03
                                                         ==============     ===============



     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED MARCH  31,
                                                                  -------------------------------------
(000's)                                                                  1998                1997
Cash Flows From Operating Activities:                                    ----                ----

Net income (loss)                                              $        (3,556)  $         6,141
Adjustments to reconcile net income to operating cash flows:
  Depreciation,  depletion and amortization                              6,841             5,767
  Deferred income taxes                                                   (448)            1,350
  Marketable securities & property sale gains                              (22)           (2,283)
  Amortization of debt issuance costs                                      146                 -
  Foreign currency translation                                            (105)               11
  Exploration expense                                                    3,353               621
  Other Changes -
    Accounts receivable                                                  1,082               631
    Inventories                                                             22              (223)
    Prepaid expenses                                                      (696)             (982)
    Other assets                                                             -              (148)
    Accounts payable                                                      (954)           (3,637)
    Income taxes receivable                                               (947)              523
    Accrued liabilities                                                 (1,384)             (164)
    Deferred benefits cost                                                 111               123
                                                                 -------------     -------------
      Operating Cash Flows                                               3,443             7,730
                                                                 -------------     -------------

Cash Flows From Investing Activities:

  Capital and exploration expenditures                                 (17,184)          (13,101)
  Proceeds from sales of property, plant and equipment                   1,281             1,558
  Proceeds from marketable security sales                                    -             1,929
                                                                 -------------     -------------
      Investing Cash Flows                                             (15,903)           (9,614)
                                                                 -------------     -------------

Cash Flows From Financing Activities:

  Long term debt issued                                                  4,486            22,163
  Payments on long term debt                                                 -           (23,909)
  Common stock issued                                                        -               144
  Dividends paid                                                          (268)             (268)
                                                                 -------------     -------------
      Financing Cash Flows                                               4,218            (1,870)
                                                                 -------------     -------------
Net Increase In Cash                                                    (8,242)           (3,754)
Cash and Cash Equivalents, beginning of year                            13,255             5,870
                                                                 -------------     -------------
Cash and Cash Equivalents, end of period                       $         5,013   $         2,116
                                                                 =============     =============



The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are an integral part of these financial statements.

                             THE WISER OIL COMPANY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMPARISON OF QUARTERS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     Revenues for the first quarter of 1998 decreased $8.2 million or 32% from the first quarter of 1997, due primarily to lower oil and gas prices and the absence of marketable security sale gains in the first quarter of 1998. Oil sales for the first quarter of 1998 were $3.8 million lower than the first quarter of 1997 as the average price received for oil sales in the first quarter of 1998 was $14.08 per barrel, down $5.52 per barrel or 28% from the first quarter of 1997. Net oil production for the first quarter of 1998 was 683,000 barrels, down slightly from 687,000 barrels in the first quarter of 1997. Gas sales for the first quarter of 1998 were $1.6 million lower than the first quarter of 1997 as the average price received for gas sales was $1.96 per mcf, a decrease of $0.67 per mcf or 25% from the first quarter of 1997. Net gas production for the first quarter of 1998 was 3,428 MMCF, up 257 MMCF or 8% from the first quarter of 1997 due primarily to production from the Welder Ranch field in South Texas which was acquired in June 1997. During the first quarter of 1998, there were no adjustments to oil and gas sales from the Company's hedging activities compared to a reduction of $1.0 million in oil and gas sales in the first quarter of 1997. The Company liquidated its remaining portfolio of marketable securities during 1997. Accordingly, there were no sales of marketable securities in the first quarter of 1998 compared to a pretax gain of $1.8 million from the sale of marketable securities in the first quarter of 1997.

     Production and operating expense for the first quarter of 1998 decreased $0.6 million or 9% primarily as a result of the sale of properties in Michigan in the first quarter of 1997. On a BOE basis (excluding 165 MMCF and 168 MMCF of gas purchased for resale during the first quarter of 1998 and 1997, respectively), production and operating expense during the first quarter of 1998 decreased to $4.73 per BOE or 12 % from $5.35 per BOE during the first quarter
of 1997.   Depreciation, depletion and amortization, ("DD&A") for the first quarter of 1998, increased $1.1 million or 19% over the first quarter of 1997 due primarily to higher DD&A from the Maljamar field in New Mexico. Exploration expense for the first quarter of 1998 was $3.4 million, up $2.7 million from the first quarter of 1997 due primarily to higher dry hole and seismic expense in the U.S. General and administrative expense in the first quarter of 1998 was $2.4 million, up 2% from the first quarter of 1997. Interest expense during the first quarter of 1998 was $3.1 million or 149% higher than the first quarter of 1997 due to the increase in long term debt associated with the issuance of $125 million of Senior Subordinated Notes in May 1997. The effective income tax rate during the first quarter of 1998 was 27% compared to 25% in the first quarter of 1997.

     The Company realized a net loss of $3.6 million and net loss per share of $0.40 per share in the first quarter of 1998 compared to net income of $6.1 million and earnings per share of $0.69 during the first quarter of 1997. The Company's Canadian operations incurred a net loss of $0.7 million during the first quarter of 1998 compared to a net loss of $0.9 million during the first quarter of 1997.

     Operating cash flows during the first quarter of 1998, were $3.4 million, down $3.9 million from the first quarter of 1997 primarily as a result of decreased oil and gas sales. Capital and exploration expenditures during the first quarter of 1998 were $17.2 million, up $4.5 million from the first quarter of 1997 primarily attributable to development of the Portage field in Canada.

                             THE WISER OIL COMPANY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMPARISON OF QUARTERS ENDED MARCH 31, 1998 AND MARCH 31, 1997


                                   Continued



     On May 11, 1998, the Company borrowed $7.5 million under the Credit Agreement to refinance certain short term obligations and for general corporate purposes. Accordingly, $4.5 million of short term obligations were classified as long term debt at March 31, 1998.

YEAR 2000 ISSUE

     The Company has assessed and continues to assess the impact of the "year 2000" issue on its reporting systems and operations. The "year 2000" issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, two-digit date systems will recognize the year 2000 as 1900 or not at all. This inability to recognize the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company anticipates that all its significant computer systems and software will be year 2000 compliant during 1998. Management does not estimate future expenditures related to the year 2000 exposure to be material.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The impact of adopting SFAS No. 130 on the periods ended March 31, 1998 and March 31, 1997 is as follows:

                                                  March 31,      March 31,
                                                    1998           1997
                                                  ---------      ---------
Net Income (Loss)
                                                  $  (3,556)     $   6,141

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments             (105)            11
  Unrealized gains on marketable securities               -           (866)
                                                  ---------      ---------

Comprehensive income (loss)                       $  (3,661)     $   5,286
                                                  ---------      ---------

NOTE 2. SUMMARY OF GUARANTIES OF 9 1/2% SENIOR SUBORDINATED NOTES

     In May 1997, the Company issued $125 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by certain wholly owned subsidiaries of the Company (the "Subsidiary Guarantors"). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the "Initial Subsidiary Guarantors"). Except for one wholly owned subsidiary that is inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company's direct and indirect subsidiaries.

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

                                                                         THE WISER OIL COMPANY
                                                                         SUBSIDIARY GUARANTORS
                                                    ================================================================
(000's)                                                                                    THE WISER
                                                           WISER            T.W.O.C        MARKETING      COMBINED
                                                         CANADA(1)           INC.           COMPANY         TOTAL
                                                    ----------------------------------------------------------------
Revenues
For the Quarter Ended March 31, 1998                        $ 3,780          $       1            $559       $ 4,340
For the Quarter Ended March 31, 1997                          4,081              1,860             676         6,617


INCOME (LOSS) BEFORE INCOME TAXES
For the Quarter Ended March 31, 1998                        $  (709)         $      (3)           $ 66       $  (646)
For the Quarter Ended March 31, 1997                           (907)             1,856              67         1,016


NET INCOME (LOSS)
For the Quarter Ended March 31, 1998                        $  (518)         $      (2)           $ 48       $  (472)
For the Quarter Ended March 31, 1997                           (840)             1,726              62           948


CURRENT ASSETS
March 31, 1998                                              $ 4,717          $      25            $565       $ 5,307
December 31, 1997                                             4,808                 44             165         5,017

TOTAL ASSETS
March 31, 1998                                              $57,327          $      40            $565       $57,932
December 31, 1997                                            52,083                 44             492        52,619

CURRENT LIABILITIES
March 31, 1998                                              $11,603          $       -            $377       $11,980
December 31, 1997                                             6,646                  -             250         6,896

NONCURRENT LIABILITIES
March 31, 1998                                              $     -          $       -            $  -       $     -
December 31, 1997                                             9,474                  -               -         9,474

STOCKHOLDER'S EQUITY (DEFICIT)
March 31, 1998                                              $45,724          $      40            $188       $45,952
December 31, 1997                                            35,963                 44             242        36,249

(1) Includes the accounts of Wiser Oil Delaware, Inc., Wiser Delaware LLC and The Wiser Oil Company of Canada.

See other notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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



                                         THE WISER OIL COMPANY
                                       --------------------------
                                           (Registrant)



Date:  May 15, 1998                     /s/ ANDREW J. SHOUP, JR.
                                       ----------------------------
                                         Andrew J. Shoup, Jr.
                                         President and
                                         Chief Executive Officer



Date:  May 15, 1998                    /s/ LAWRENCE J. FINN
                                       ----------------------------
                                         Lawrence J. Finn
                                         Vice President, Finance and
                                         Chief Financial Officer

                             THE WISER OIL COMPANY

                               INDEX TO EXHIBITS

Exhibit
Number    Exhibit
------    -------

27        Financial Data Schedule