Form 10-Q
period 1998-06-30
WISER OIL CO
filed 1998-08-12
CIK 107874

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR QUARTER ENDED JUNE 30, 1998 COMMISSION FILE NUMBER 0-5426

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

             x
           -----               -----
            Yes                  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                             Outstanding at June 30, 1998
      -----------                          ----------------------------
     $3 par value                                   8,951,965


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

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                 JUNE 30,   DECEMBER 31,
                                                                   1998         1997
                                                                ----------  -------------
                                                                (000's) except share data
ASSETS
Current Assets:
 Cash and cash equivalents....................................  $      58      $  13,255
 Accounts receivable..........................................     11,307         13,765
 Inventories..................................................      1,034          1,007
 Income taxes receivable......................................      3,055            725
 Prepaid expenses.............................................      1,328            438
                                                                ---------      ---------
    Total current assets......................................     16,782         29,190
                                                                ---------      ---------

Property, Plant and Equipment, at cost:
 Oil and gas properties (successful efforts method)...........    365,411        346,655
 Other properties.............................................      5,545          5,399
                                                                ---------      ---------
                                                                  370,956        352,054
 Accumulated depreciation, depletion and amortization.........   (143,878)      (131,346)
                                                                ---------      ---------
 Net property, plant and equipment............................    227,078        220,708
Other Assets..................................................      3,894          4,658
                                                                ---------      ---------
                                                                $ 247,754      $ 254,556
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable.............................................  $  11,386      $  18,396
 Accrued liabilities..........................................      2,954          2,985
                                                                ---------      ---------
   Total current liabilities..................................     14,340         21,381
                                                                ---------      ---------
Long Term Debt................................................    134,341        124,304
Deferred Benefit Cost.........................................      1,248          1,169
Deferred Income Taxes.........................................      9,102         10,278
Stockholders' Equity:
  Common stock - $3 par value; 20,000,000 shares authorized;
  shares issued - 9,128,169; shares outstanding - 8,951,965...     27,385         27,385
 Paid-in capital..............................................      3,223          3,223
 Retained earnings............................................     59,862         68,630
 Foreign currency translation.................................        982            915
 Treasury stock; 176,204 shares, at cost......................     (2,729)        (2,729)
                                                                ---------      ---------
   Total stockholders' equity.................................     88,723         97,424
                                                                ---------      ---------
                                                                $ 247,754      $ 254,556
                                                                =========      =========

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)

                                                        FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                        ---------------------             -------------------
                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                        ---------------------             -------------------
                                                           1998        1997                 1998       1997
                                                        ---------    --------             --------    -------
                                                                  (000's except per share data)
Revenues:
  Oil and gas sales.........................               $15,471    $16,207             $ 32,545    $39,269
  Dividends and interest....................                    67        337                  212        457
  Marketable security sales.................                     -          -                    -      1,813
  Other.....................................                   481      1,282                  677      1,860
                                                           -------    -------             --------    -------
                                                            16,019     17,826               33,434     43,399
                                                           -------    -------             --------    -------

Costs and Expenses:
  Production and operating..................                 6,273      6,760               12,435     13,561
  Purchased natural gas.....................                   350        261                  738        773
  Depreciation, depletion and amortization..                 6,821      5,243               13,662     11,010
  Exploration...............................                 3,654      3,517                7,007      4,139
  General and administrative................                 2,553      2,553                4,979      4,931
  Interest expense..........................                 3,227      2,091                6,373      3,355
                                                           -------    -------             --------    -------
                                                            22,878     20,425               45,194     37,769
                                                           -------    -------             --------    -------

Earnings (Loss) Before Income Taxes.........                (6,859)    (2,599)             (11,760)     5,630
Income Tax Expense (Benefit)................                (2,184)      (655)              (3,529)     1,433
                                                           -------    -------             --------    -------

NET INCOME (LOSS)...........................                (4,675)    (1,944)              (8,231)     4,197

Retained Earnings, beginning of period......                64,806     72,258               68,630     66,385
Dividends Paid..............................                  (269)      (269)                (537)      (537)
                                                           -------    -------             --------    -------
Retained Earnings, end of period............               $59,862    $70,045             $ 59,862    $70,045
                                                           =======    =======             ========    =======

Weighted Average Outstanding Shares.........                 8,952      8,950                8,952      8,950
                                                           =======    =======             ========    =======

Earnings (Loss) Per Share:
  Basic.....................................                ($0.52)    ($0.22)              ($0.92)   $  0.47
                                                           =======    =======             ========    =======

  Diluted...................................                ($0.52)    ($0.22)              ($0.92)   $  0.47
                                                           =======    =======             ========    =======

Cash Dividends Per Share....................                 $0.03      $0.03                $0.06    $  0.06
                                                           =======    =======             ========    =======


     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    FOR THE SIX MONTHS
                                                                   --------------------
                                                                      ENDED JUNE 30,
                                                                   --------------------
                                                                     1998       1997
                                                                   ---------  ---------
                                                                     (000's)
Cash Flows From Operating Activities:
   Net Income (Loss).............................................  $ (8,231)  $  4,197
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................    13,662     11,010
     Deferred income taxes.......................................    (1,176)       449
     Marketable securities and property sale gains...............      (391)    (3,595)
     Foreign currency translation................................        67        (11)
     Exploration expense.........................................     7,007      4,139
     Amortization of other assets................................       292          -
     Other Changes:
       Accounts receivable.......................................     2,458      3,510
       Inventories...............................................       (27)      (467)
       Income taxes receivable...................................    (2,331)       518
       Prepaid expenses..........................................      (890)       (55)
       Other assets..............................................       509          -
       Accounts payable..........................................    (7,010)    (3,828)
       Accrued liabilities.......................................       (31)     1,145
       Deferred benefits cost....................................        79         35
                                                                   --------   --------
          Operating Cash Flows...................................     3,987     17,047
                                                                   --------   --------

Cash Flows From Investing Activities:
   Capital and exploration expenditures..........................   (28,700)   (40,762)
   Proceeds from sales of property, plant and equipment..........     2,053      2,945
   Proceeds from marketable securities sales.....................         -      1,929
                                                                   --------   --------
          Investing Cash Flows...................................   (26,647)   (35,888)
                                                                   --------   --------

Cash Flows From Financing Activities:
   Long term debt issued.........................................    10,000    125,000
   Payments on long term debt....................................         -    (78,654)
   Debt issuance costs and fees..................................         -     (4,890)
   Common stock issued...........................................         -        162
   Dividends paid................................................      (537)      (537)
                                                                   --------   --------
          Investing Cash Flows...................................     9,463     41,081
                                                                   --------   --------

Net Increase In Cash.............................................   (13,197)    22,240
Cash and Cash Equivalents, beginning of period...................    13,255      5,870
                                                                   --------   --------
Cash and Cash Equivalents, end of period.........................  $     58   $ 28,110
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

                             THE WISER OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMPARISON OF QUARTERS ENDED JUNE 30, 1998 AND JUNE 30, 1997

     Revenues for the second quarter of 1998 decreased $1.8 million or 10% from the second quarter of 1997, due primarily to lower oil prices. Oil sales for the second quarter of 1998 were $2.6 million lower than the second quarter of 1997 as the average price received for oil sales in the second quarter of 1998 was $12.33 per barrel, down $4.99 per barrel or 29% from the second quarter of 1997. Net oil production for the second quarter of 1998 was 592,000 barrels, up 3% from 574,000 barrels in the second quarter of 1997 due primarily to increased production from the Provost and Evi fields in Canada. Gas sales for the second quarter of 1998 were $2.3 million higher than the second quarter of 1997 as the average price received for gas sales was $1.96 per mcf, an increase of $0.19 per mcf or 11% from the second quarter of 1997. Net gas production for the second quarter of 1998 was 3,768 MMCF, up 875 MMCF or 30% from the second quarter of 1997 due primarily to production from the Welder Ranch field in South Texas which was acquired in June 1997. During the second quarter of 1998, there were no adjustments to oil and gas sales from the Company's hedging activities compared to a reduction of $0.4 million in oil and gas sales in the second quarter of 1997. The Company liquidated its remaining portfolio of marketable securities during 1997. Accordingly, there were no sales of marketable securities in the second quarter of 1998, and there were no sales of marketable securities in the second quarter of 1997.

     Production and operating expense for the second quarter of 1998 decreased $0.5 million or 7% primarily as a result of cost cutting measures implemented at the Maljamar and Wellman fields. On a BOE basis (excluding 140 MMCF and 133 MMCF of gas purchased for resale during the second quarter of 1998 and 1997, respectively), production and operating expense during the second quarter of 1998 decreased to $4.89 per BOE or 19% from $6.01 per BOE during the second
quarter of 1997.   Depreciation, depletion and amortization, ("DD&A") for the second quarter of 1998, increased $1.6 million or 30% over the second quarter of 1997 due primarily to higher DD&A from the Maljamar field in New Mexico. Exploration expense for the second quarter of 1998 was $3.7 million, up $0.2 million from the second quarter of 1997. General and administrative expense in the second quarter of 1998 was comparable with the second quarter of 1997. Interest expense during the second quarter of 1998 was $3.2 million or 54% higher than the second quarter of 1997 due to the increase in long term debt associated with the issuance of $125 million of Senior Subordinated Notes in May 1997 and $10 million of borrowings under the Credit Agreement in the second quarter of 1998. The effective income tax rate during the second quarter of 1998 was 32% compared to 25% in the second quarter of 1997.

     The Company realized a net loss of $4.7 million and net loss per share of $0.52 in the second quarter of 1998 compared to a net loss of $1.9 million and net loss per share of $0.22 during the second quarter of 1997. The Company's Canadian operations incurred a pre-tax loss of $0.8 million during the second quarter of 1998 compared to a pre-tax loss of $2.0 million during the second quarter of 1997.

                             THE WISER OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

     Revenues for the first half of 1998 decreased $10.0 million or 23% from the first half of 1997, due primarily to lower oil prices. Oil sales for the first half of 1998 were $6.5 million lower than the first half of 1997 as the average price received for oil sales in the first half of 1998 was $13.27 per barrel, down $5.30 per barrel or 29% from the first half of 1997. Net oil production for the first half of 1998 was 1,275,000 barrels, up 1% from 1,260,000 barrels in the first half of 1997 due primarily to increased production from the Provost and Evi fields in Canada. Gas sales for the first half of 1998 were $0.6 million higher than the first half of 1997 as net gas production for the first half of 1998 was 7,198 MMCF, up 1,135 MMCF or 19% from the first half of 1997 due primarily to production from the Welder Ranch field in South Texas which was acquired in June 1997. The average price received for gas sales during the first half of 1998 was $1.96 per mcf, a decrease of $0.26 per mcf or 12% from the first half of 1997. During the first half of 1998, there were no adjustments to oil and gas sales from the Company's hedging activities compared to a reduction of $1.8 million in oil and gas sales in the first half of 1997. The Company liquidated its remaining portfolio of marketable securities during 1997. Accordingly, there were no sales of marketable securities in the first half of 1998 compared to $1.8 million in gain from sales of marketable securities in the first half of 1997.

     Production and operating expense for the first half of 1998 decreased $1.1 million or 8% from the first half of 1997 primarily as a result of cost cutting measures implemented at the Maljamar and Wellman fields and the sale of properties in Michigan in the first quarter of 1997. On a BOE basis (excluding 305 MMCF and 301 MMCF of gas purchased for resale during the first half of 1998 and 1997, respectively), production and operating expense during the first half of 1998 decreased to $4.81 per BOE or 15% from $5.66 per BOE during the first half of 1997. DD&A for the first half of 1998, increased $2.7 million or 24% over the first half of 1997 due primarily to higher DD&A from the Maljamar field in New Mexico and from the South Texas properties acquired in June 1997. Exploration expense for the first half of 1998 was $7.0 million, up $2.9 million from the first half of 1997 due primarily to higher seismic expense in the U.S. General and administrative expense in the first half of 1998 was comparable with the first half of 1997. Interest expense during the first half of 1998 was $6.4 million which was $3.0 million or 90% higher than the first half of 1997 due to the increase in long term debt associated with the issuance of $125 million of Senior Subordinated Notes in May 1997 and $10 million of borrowings under the Credit Agreement in the first half of 1998. The effective income tax rate during the first half of 1998 was 30% compared to 25% in the first half of 1997.

     The Company realized a net loss of $8.2 million and net loss per share of $0.92 in the first half of 1998 compared to net income of $4.2 million and earnings per share of $0.47 during the first half of 1997. The Company's Canadian operations incurred a pre-tax loss of $1.5 million during the first half of 1998 compared to a pre-tax loss of $2.9 million during the first half of 1997.

                             THE WISER OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997 (CONTINUED)

  Operating cash flows during the first half of 1998 were $4.0 million, down $13.1 million from the first half of 1997 primarily as a result of decreased oil sales combined with higher interest expense and a reduction in accounts payable. Capital and exploration expenditures during the first half of 1998 were $28.7 million, down $12.1 million from $40.8 million during the first half of 1997.


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

NOTES TO FINANCIAL STATEMENTS

NOTE 1. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The impact of adopting SFAS No. 130 on the six months ended June 30, 1998 and June 30, 1997 is as follows:

                                                           JUNE 30,
                                                      -------------------
                                                        1998       1997
                                                      ---------  --------
    Net Income (Loss)...............................   $(8,231)   $4,197
    Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments......        67       (11)
      Unrealized gains on marketable securities.....         -      (600)
                                                       -------    ------
    Comprehensive income (loss).....................   $(8,164)   $3,586
                                                       =======    ======


NOTE 2. SUMMARY OF GUARANTIES OF 9 1/2% SENIOR SUBORDINATED NOTES

     In May 1997, the Company issued $125 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by certain wholly owned subsidiaries of the Company (the "Subsidiary Guarantors"). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the "Initial Subsidiary Guarantors"). Except for two wholly owned subidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company's direct and indirect subsidiaries.

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

                             THE WISER OIL COMPANY
                             SUBSIDIARY GUARANTORS
                        ------------------------------


                                                                   THE WISER
                                            WISER       T.W.O.C.   MARKETING   COMBINED
                                          CANADA(1)       INC.      COMPANY     TOTAL
                                         -----------   ---------   ---------   --------
(000's)
REVENUES
--------
FOR THE QUARTER ENDED JUNE 30,1998.....   $ 3,778       $    -      $  540     $ 4,318
For the quarter ended June 30, 1997....     3,320           48         410       3,778
FOR THE SIX MONTHS ENDED JUNE 30,1998..     7,558            1       1,100       8,659
For the six months ended June 30,1997..     7,401        1,908       1,087      10,396

INCOME (LOSS) BEFORE INCOME TAXES
---------------------------------
FOR THE QUARTER ENDED JUNE 30,1998.....   $  (777)      $   (4)     $   90   $  (691)
For the quarter ended June 30, 1997....    (2,013)          44          48    (1,921)
FOR THE SIX MONTHS ENDED JUNE 30,1998..    (1,486)          (8)        156    (1,338)
For the six months ended June 30,1997..    (2,920)       1,900         116      (904)

NET INCOME (LOSS)
----------------
FOR THE QUARTER ENDED JUNE 30,1998.....   $  (522)      $   (3)     $   63   $  (462)
For the quarter ended June 30, 1997....    (1,510)          33          36    (1,441)
FOR THE SIX MONTHS ENDED JUNE 30,1998..    (1,040)          (6)        109      (937)
For the six months ended June 30,1997..    (2,190)       1,409          86      (695)

CURRENT ASSETS
--------------
JUNE 30,1998...........................   $ 2,921       $   36      $  141   $ 3,098
December 31, 1997......................     4,808           44         165     5,017

TOTAL ASSETS
------------
JUNE 30,1998...........................   $54,305       $   36      $  561   $54,902
December 31, 1997......................    52,083           44         492    52,619

CURRENT LIABILITIES
-------------------
JUNE 30,1998...........................   $ 5,711       $    -      $  283   $ 5,994
December 31, 1997......................     6,646            -         250     6,896

NONCURRENT LIABILITIES
----------------------
JUNE 30,1998...........................   $     -       $    -      $    -   $     -
December 31, 1997......................     9,474            -           -     9,474

STOCKHOLDER'S EQUITY
--------------------
JUNE 30,1998...........................   $48,594       $   36      $  278   $48,908
December 31, 1997......................    35,963           44         242    36,249

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

                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of The Wiser Oil Company was held in Dallas, Texas, at 4:00 p.m., local time, on May 18, 1998.

     (b) Proxies were solicited by the Board of Directors of The Wiser Oil Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

     (c) Out of a total of 8,951,965 shares of The Wiser Oil Company common stock outstanding and entitled to vote as of the March 27, 1998 record date, 7,783,771 shares were present in person or by proxy, representing approximately 87 percent of outstanding shares. The only matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of Jon L. Mosle, Jr. and A.W. Schenck, III to serve three-year terms on the Board of Directors of The Wiser Oil Company. The results of voting were as follows:

              Nominee       Number of Shares           Number of Shares
          for Re-election  Voting FOR Election       WITHHOLDING AUTHORITY
            as Director        as Director      to Vote for Election as Director

          ---------------  -------------------  --------------------------------

          Jon L. Mosle, Jr.     6,827,914                    955,857
          A.W. Schenck, III     6,825,697                    958,074

          The following individuals continued their respective terms of service as Directors of The Wiser Oil Company following the meeting:

                              John W. Cushing, III
                              Howard G. Hamilton
                              G. Frayer Kimball, III
                              Lorne H. Larson
                              Paul I. Neuenschwander
                              Andrew J. Shoup, Jr.

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



                                        THE WISER OIL COMPANY
                                      -----------------------------------
                                          (Registrant)



Date:  August 12, 1998                  /s/ Andrew J. Shoup, Jr.
                                      -----------------------------
                                       Andrew J. Shoup, Jr.
                                       President and
                                       Chief Executive Officer



Date:  August 12, 1998                  /s/ Lawrence J. Finn
                                      -----------------------------
                                       Lawrence J. Finn
                                       Vice President, Finance and
                                       Chief Financial Officer

                             THE WISER OIL COMPANY

                               INDEX TO EXHIBITS

Exhibit
Number    Exhibit
------    -------

10.13*    Retirement Restoration Plan


27   Financial Data Schedule

* Filed herewith.