Form 10-Q
period 1998-09-30
WISER OIL CO
filed 1998-11-12
CIK 107874

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR QUARTER ENDED SEPTEMBER 30, 1998 COMMISSION FILE NUMBER 0-5426

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

             x
           -----                 ----
            Yes                   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                       Outstanding at September 30, 1998
        -------------                   ---------------------------------
        $3 par value                                  8,951,965



================================================================================

                                                           THE WISER OIL COMPANY


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

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                September 30,   December 31,
                                                                     1998           1997
                                                                --------------  -------------
                                                                  (000's) except share data
ASSETS
Current Assets:
 Cash and cash equivalents....................................      $   1,346      $  13,255
 Accounts receivable..........................................          9,397         13,765
 Inventories..................................................            928          1,007
 Income taxes receivable......................................          2,070            725
 Prepaid expenses.............................................          1,438            438
                                                                    ---------      ---------
   Total current assets.......................................         15,179         29,190
                                                                    ---------      ---------

Property, Plant and Equipment, at cost:
 Oil and gas properties (successful efforts method)...........        366,443        346,655
 Other properties.............................................          5,522          5,399
                                                                    ---------      ---------
                                                                      371,965        352,054
 Accumulated depreciation, depletion and amortization.........       (147,316)      (131,346)
                                                                    ---------      ---------
 Net property, plant and equipment............................        224,649        220,708
Other Assets..................................................          3,726          4,658
                                                                    ---------      ---------
                                                                    $ 243,554      $ 254,556
                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable.............................................      $  10,302      $  18,396
 Accrued liabilities..........................................          1,759          2,985
                                                                    ---------      ---------
   Total current liabilities..................................         12,061         21,381
                                                                    ---------      ---------
Long Term Debt................................................        143,870        124,304
Deferred Benefit Cost.........................................          1,028          1,169
Deferred Income Taxes.........................................          6,183         10,278
Stockholders' Equity:
 Common stock - $3 par value; 20,000,000 shares authorized;
 shares issued - 9,128,169; shares outstanding - 8,951,965....         27,385         27,385
 Paid-in capital..............................................          3,223          3,223
 Retained earnings............................................         51,440         68,630
 Foreign currency translation.................................          1,093            915
 Treasury stock; 176,204 shares, at cost......................         (2,729)        (2,729)
                                                                    ---------      ---------
   Total stockholders' equity.................................         80,412         97,424
                                                                    ---------      ---------
                                                                    $ 243,554      $ 254,556
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

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)

                                                          FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                          -------------------              -------------------
                                                            1998       1997                  1998       1997
                                                          --------   --------              --------   --------
                                                                      (000's except per share data)
Revenues:
  Oil and gas sales.........................              $ 13,338   $ 16,372              $ 45,883   $ 55,641
  Dividends and interest....................                    32        407                   244        864
  Marketable security sales.................                     -          -                     -      1,813
  Other.....................................                   463        248                 1,140      2,108
                                                          --------   --------              --------   --------
                                                            13,833     17,027                47,267     60,426
                                                          --------   --------              --------   --------

Costs and Expenses:
  Production and operating..................                 7,581      6,407                20,016     19,968
  Purchased natural gas.....................                   334        377                 1,072      1,150
  Depreciation, depletion and amortization..                 6,500      5,318                20,162     16,328
  Exploration...............................                 3,526      2,181                10,533      6,320
  General and administrative................                 2,591      2,225                 7,570      7,156
  Interest expense..........................                 3,387      3,289                 9,760      6,644
                                                          --------   --------              --------   --------
                                                            23,919     19,797                69,113     57,566
                                                          --------   --------              --------   --------

Earnings (Loss) Before Income Taxes.........               (10,086)    (2,770)              (21,846)     2,860
Income Tax Expense (Benefit)................                (1,933)      (892)               (5,462)       541
                                                          --------   --------              --------   --------

NET INCOME (LOSS)...........................                (8,153)    (1,878)              (16,384)     2,319

Retained Earnings, beginning of period......                59,862     70,045                68,630     66,385
Dividends Paid..............................                  (269)      (269)                 (806)      (806)
                                                          --------   --------              --------   --------
Retained Earnings, end of period............              $ 51,440   $ 67,898              $ 51,440   $ 67,898
                                                          ========   ========              ========   ========

Weighted Average Outstanding Shares.........                 8,952      8,950                 8,952      8,950
                                                          ========   ========              ========   ========

Earnings (Loss) Per Share:
  Basic.....................................              $  (0.91)  $  (0.21)             $  (1.83)  $   0.26
                                                          ========   ========              ========   ========

  Diluted...................................              $  (0.91)  $  (0.21)             $  (1.83)  $   0.26
                                                          ========   ========              ========   ========

Cash Dividends Per Share....................              $   0.03   $   0.03              $   0.09   $   0.09
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

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                   ---------------------
                                                                      1998       1997
                                                                   ----------  ---------
                                                                        (000's)
Cash Flows From Operating Activities:
   Net Income (Loss).............................................   $(16,384)  $  2,319
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................     20,162     16,328
     Deferred income taxes.......................................     (4,095)        29
     Marketable securities and property sale gains...............       (571)    (3,750)
     Foreign currency translation................................        178        (22)
     Exploration expense.........................................     10,533      6,320
     Amortization of other assets................................        418         67
     Other Changes:
       Accounts receivable.......................................      4,368      2,398
       Inventories...............................................         79       (313)
       Income taxes receivable...................................     (1,345)       498
       Prepaid expenses..........................................     (1,000)        11
       Other assets..............................................        578          -
       Accounts payable..........................................     (8,094)    (2,067)
       Accrued liabilities.......................................     (1,226)     3,693
       Deferred benefits cost....................................       (141)       147
                                                                    --------   --------
          Operating Cash Flows...................................      3,460     25,658
                                                                    --------   --------

Cash Flows From Investing Activities:
   Capital and exploration expenditures..........................    (37,012)   (58,299)
   Proceeds from sales of property, plant and equipment..........      2,963      3,107
   Proceeds from marketable securities sales.....................          -      1,929
                                                                    --------   --------
          Investing Cash Flows...................................    (34,049)   (53,263)
                                                                    --------   --------

Cash Flows From Financing Activities:
   Long term debt issued.........................................     19,486    125,000
   Payments on long term debt....................................          -    (78,654)
   Debt issuance costs and fees..................................          -     (5,210)
   Common stock issued...........................................          -        162
   Dividends paid................................................       (806)      (806)
                                                                    --------   --------
          Investing Cash Flows...................................     18,680     40,492
                                                                    --------   --------

Net Increase (Decrease) In Cash..................................    (11,909)    12,887
Cash and Cash Equivalents, beginning of period...................     13,255      5,870
                                                                    --------   --------
Cash and Cash Equivalents, end of period.........................   $  1,346   $ 18,757
                                                                    ========   ========


The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are an integral part of these financial statements.

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The impact of adopting SFAS No. 130 on the nine months ended September 30, 1998 and September 30, 1997 is as follows:

                                                         September 30,
                                                      --------------------
                                                         1998       1997
                                                      ----------  --------
    Net Income (Loss)...............................   $(16,384)   $2,319
    Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments......        178       (22)
      Unrealized gains on marketable securities.....          -      (360)
                                                       --------    ------
    Comprehensive income (loss).....................   $(16,206)   $1,937
                                                       ========    ======


NOTE 2. NEW ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The new disclosure requirements of SFAS No. 131 and 132 are not expected to materially change the Company's disclosures and SFAS No. 133 is not applicable to the Company at this time.

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3. SUMMARY OF GUARANTIES OF 9 1/2% SENIOR SUBORDINATED NOTES

     In May 1997, the Company issued $125 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by certain wholly owned subsidiaries of the Company (the "Subsidiary Guarantors"). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the "Initial Subsidiary Guarantors"). Except for five wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company's direct and indirect subsidiaries.

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

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (continued)

                                                          THE WISER OIL COMPANY
                                                          SUBSIDIARY GUARANTORS
                                               --------------------------------------------
                                                                       The Wiser
                                                  WISER     T.W.O.C.   MARKETING  COMBINED
                                                Canada(1)     INC.      COMPANY     TOTAL
                                               -----------  ---------  ---------  ---------
(000's)
REVENUES
--------
FOR THE QUARTER ENDED SEPTEMBER 30,1998......   $ 3,014       $    -      $  493   $ 3,507
For the quarter ended September 30, 1997.....     3,867           49         554     4,470
FOR THE NINE MONTHS ENDED SEPTEMBER 30,1998..    10,573            1       1,593    12,167
For the nine months ended September 30,1997..    11,268        1,957       1,641    14,866

INCOME (LOSS) BEFORE INCOME TAXES
---------------------------------
FOR THE QUARTER ENDED SEPTEMBER 30,1998......   $(1,530)      $   (6)     $   27   $(1,509)
For the quarter ended September 30, 1997.....      (255)          44          65      (146)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,1998..    (3,016)         (14)        183    (2,847)
For the nine months ended September 30,1997..    (3,176)       1,944         181    (1,051)

NET INCOME (LOSS)
-----------------
FOR THE QUARTER ENDED SEPTEMBER 30,1998......   $(1,071)      $   (4)     $   19   $(1,056)
For the quarter ended September 30, 1997.....      (179)          31          46      (102)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,1998..    (2,111)         (10)        128    (1,993)
For the nine months ended September 30,1997..    (2,223)       1,361         127      (735)

CURRENT ASSETS
--------------
SEPTEMBER 30,1998............................   $ 2,974       $   18      $  260   $ 3,252
December 31, 1997............................     4,808           44         165     5,017

TOTAL ASSETS
------------
SEPTEMBER 30,1998............................   $52,708       $   18      $  619   $53,345
December 31, 1997............................    52,083           44         492    52,619

CURRENT LIABILITIES
-------------------
SEPTEMBER 30,1998............................   $ 4,684       $    -      $  314   $ 4,998
December 31, 1997............................     6,646            -         250     6,896

NONCURRENT LIABILITIES
----------------------
SEPTEMBER 30,1998............................   $     -       $    -      $    -   $     -
December 31, 1997............................     9,474            -           -     9,474

STOCKHOLDER'S EQUITY
--------------------
SEPTEMBER 30,1998............................   $48,024       $   18      $  305   $48,347
December 31, 1997............................    35,963           44         242    36,249

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

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     Revenues for the third quarter of 1998 decreased $3.2 million or 19% from the third quarter of 1997, due primarily to lower oil prices. Oil sales for the third quarter of 1998 were $3.2 million lower than the third quarter of 1997 as the average price received for oil sales in the third quarter of 1998 was $11.96 per barrel, down $5.34 per barrel or 31% from the third quarter of 1997. Net oil production for the third quarter of 1998 was 556,000 barrels, down 2% from 570,000 barrels in the third quarter of 1997. Gas sales for the third quarter of 1998 were $0.2 million higher than the third quarter of 1997. Net gas production for the third quarter of 1998 was 3,516 MMCF, up 605 MMCF or 21% from the third quarter of 1997 due primarily to additional production from wells drilled in South Texas and new production from the Portage field in Canada. The average price received for gas sales during the third quarter of 1998 was $1.69 per mcf, a decrease of $0.28 per mcf or 14% from the third quarter of 1997. During the third quarter of 1998, there were no adjustments to oil and gas sales from the Company's hedging activities compared to a reduction of $0.3 million in oil and gas sales in the third quarter of 1997. There were no sales of marketable securities in the third quarter of 1998 and 1997, respectively.

     Production and operating expense for the third quarter of 1998 increased $1.2 million or 18% primarily as a result of acquiring additional working interests in the Wellman field. On a BOE basis (excluding 137 MMCF and 162 MMCF of gas purchased for resale during the third quarter of 1998 and 1997, respectively), production and operating expense during the third quarter of 1998 increased to $6.33 per BOE or 7% from $5.91 per BOE during the third quarter of
1997.   Depreciation, depletion and amortization, ("DD&A") for the third quarter of 1998, increased $1.2 million or 22% over the third quarter of 1997 due primarily to higher DD&A from the Maljamar field in New Mexico. Exploration expense for the third quarter of 1998 was $3.5 million, up $1.3 million from the third quarter of 1997 due primarily to higher dry hole expense in Peru and South Texas. General and administrative expense in the third quarter of 1998 was $0.4 million higher than the third quarter of 1997 due to bad debt expense and increased salaries and wages. Interest expense during the third quarter of 1998 was $0.1 million or 3% higher than the third quarter of 1997 due to borrowings under the Credit Agreement in the third quarter of 1998. The effective income tax rate during the third quarter of 1998 was 19% compared to 32% in the third quarter of 1997.

     The Company realized a net loss of $8.2 million and net loss per share of $0.91 in the third quarter of 1998 compared to a net loss of $1.9 million and net loss per share of $0.21 during the third quarter of 1997. The Company's Canadian operations incurred a pre-tax loss of $1.5 million during the third quarter of 1998 compared to a pre-tax loss of $0.2 million during the third quarter of 1997.

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     Revenues for the first nine months of 1998 decreased $13.2 million or 22% from the first nine months of 1997, due primarily to lower oil and gas prices. Oil sales for the first nine months of 1998 were $9.7 million lower than the first nine months of 1997 as the average price received for oil sales in the first nine months of 1998 was $12.87 per barrel, down $5.30 per barrel or 29% from the first nine months of 1997. Net oil production for the first nine months of 1998 was 1,831,000 barrels, up slightly from 1,830,000 barrels in the first nine months of 1997. Gas sales for the first nine months of 1998 were $0.9 million higher than the first nine months of 1997 as net gas production for the first nine months of 1998 was 10,714 MMCF, up 1,740 MMCF or 19% from the first nine months of 1997 due primarily to additional production from wells drilled in South Texas and new production from the Portage field in Canada. The average price received for gas sales during the first nine months of 1998 was $1.87 per mcf, a decrease of $0.27 per mcf or 13% from the first nine months of 1997. During the first nine months of 1998, there were no adjustments to oil and gas sales from the Company's hedging activities compared to a reduction of $2.1 million in oil and gas sales in the first nine months of 1997. The Company liquidated its remaining portfolio of marketable securities during 1997. Accordingly, there were no sales of marketable securities in the first nine months of 1998 compared to $1.8 million in gain from sales of marketable securities in the first nine months of 1997.

     Production and operating expense for the first nine months of 1998 was $20.0 million, up slightly from the first nine months of 1997 primarily as a result of acquiring additional working interests in the Wellman field offset by cost cutting measures implemented at the Maljamar and Wellman fields. On a BOE basis (excluding 442 MMCF and 463 MMCF of gas purchased for resale during the first nine months of 1998 and 1997, respectively), production and operating expense during the first nine months of 1998 decreased to $5.29 per BOE from $5.74 per BOE during the first nine months of 1997. DD&A for the first nine months of 1998, increased $3.8 million or 23% over the first nine months of 1997 due primarily to higher DD&A from the Maljamar field in New Mexico and from the South Texas properties acquired in June 1997. Exploration expense for the first nine months of 1998 was $10.5 million, up $4.2 million from the first nine months of 1997 due primarily to higher dry hole and seismic expense. General and administrative expense in the first nine months of 1998 was $0.4 million higher than the first nine months of 1997 due to bad debt expense and increased salaries and wages. Interest expense during the first nine months of 1998 was $9.8 million, up $3.1 million or 47% from the first nine months of 1997 due to the increase in long term debt associated with the issuance of $125 million of Senior Subordinated Notes in May 1997 and borrowings under the Credit Agreement in the first nine months of 1998. The effective income tax rate during the first nine months of 1998 was 25% compared to 19% in the first nine months of 1997.

     The Company realized a net loss of $16.4 million and net loss per share of $1.83 in the first nine months of 1998 compared to net income of $2.3 million and earnings per share of $0.26 during the first nine months of 1997. The Company's Canadian operations incurred a pre-tax loss of $3.0 million

                                                           THE WISER OIL COMPANY



                             THE WISER OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (CONTINUED)

during the first nine months of 1998 compared to a pre-tax loss of $3.2 million during the first nine months of 1997.

     Operating cash flows during the first nine months of 1998 were $3.5 million, down $22.2 million from the first nine months of 1997 primarily as a result of decreased oil and gas sales combined with higher interest expense and a reduction in accounts payable. Capital and exploration expenditures during the first nine months of 1998 were $37.0 million, down $21.3 million from $58.3 million during the first nine months of 1997. In light of the reduced cash flows received in 1998 compared to 1997, the Company has reduced its capital and exploration budget for 1998 by approximately $10 million. On a cash basis, the Company paid $0.2 million and $6.2 million in interest expense in the third quarter of 1998 and nine months ended September 30, 1998, respectively. No income taxes were paid in the third quarter of 1998 or the nine months ended September 30, 1998.

     Effective September 30, 1998 the Credit Agreement was amended to relax certain financial ratios related to Consolidated Funded Debt and Consolidated Interest Coverage from September 30, 1998 through March 30,1999. In addition, the Borrowing Base under the Credit Agreement was reduced from $80 million to $25 million effective September 30, 1998.

     On November 10, 1998, the Company borrowed $6.0 million under the Credit Agreement to refinance certain short term obligations and for general corporate purposes. Accordingly, $4.5 million of short term obligations were classified as long term debt at September 30, 1998.

YEAR 2000 ISSUE

The Company has assessed and continues to assess the impact of the year 2000 ("Y2K") issue on its reporting systems and operations. The Y2K issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, two-digit date systems will recognize the year 2000 as 1900 or not at all. This inability to recognize the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company anticipates that its significant computer systems and software used in both office and field locations will be Y2K compliant during 1998. Management does not estimate future expenditures related to the Y2K issue to be material.

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

     (b)  Reports on Form 8-K
          None.

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



                                           THE WISER OIL COMPANY
                                      --------------------------
                                         (Registrant)



Date:  November 12, 1998                  /s/ Andrew J. Shoup, Jr.
                                      -----------------------------------------
                                           Andrew J. Shoup, Jr.
                                           President and
                                           Chief Executive Officer



Date:  November 12, 1998                  /s/ Lawrence J. Finn
                                      -----------------------------------------
                                           Lawrence J. Finn
                                           Vice President, Finance and
                                           Chief Financial Officer

                                                           THE WISER OIL COMPANY



                             THE WISER OIL COMPANY

                               INDEX TO EXHIBITS

Exhibit
Number         Exhibit
------         -------

4.13a + First Amendment to Credit Agreement dated September 30, 1998 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks.

27             Financial Data Schedule

+ Filed herewith.