Form 10-K405
period 1998-12-31
WISER OIL CO
filed 1999-04-15
CIK 107874

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K
                                 ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1998 Commission file number 0-5426

                             THE WISER OIL COMPANY
                            A DELAWARE CORPORATION
                             --------------------
                 I.R.S. EMPLOYER IDENTIFICATION NO. 55-0522128
                         8115 PRESTON ROAD, SUITE 400
                              DALLAS, TEXAS 75225
                           TELEPHONE: (214) 265-0080

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

Indicate by check mark whether registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the
past 90 days.    X .
                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X .
             ---

As of February 26, 1999, registrant had outstanding 8,951,965 shares of common stock, $3.00 par value ("Common Stock"), which is registrant's only class of common stock.

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on February 26, 1999 was approximately $15 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
  (Specific incorporations are identified under the applicable item herein.)

Portions of the registrant's proxy statement furnished to stockholders in connection with the May 17, 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year.

================================================================================

                               TABLE OF CONTENTS

                                  DESCRIPTION
Item                                                                        Page
----                                                                        ----

                                    PART I

1.   BUSINESS..........................................................       3
2.   PROPERTIES........................................................      25
3.   LEGAL PROCEEDINGS.................................................      25
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............      25

                                    PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.............................................      26
6.   SELECTED FINANCIAL DATA...........................................      27
7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.............................      29
8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................      36
9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE...............................      36

                                   PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................      36
11.  EXECUTIVE COMPENSATION............................................      36
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT......................................................      36
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................      36

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
       ON FORM 8-K.....................................................      37

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

                                    PART I
Item 1. Business

General

Founded in 1905, The Wiser Oil Company (the "Company" or "Wiser") is one of the oldest public independent oil and gas companies in the United States. The Company's total proved reserves have grown to 48.0 MMBOE (approximately 58% of which were oil and NGLs) at December 31, 1998 from 24.3 MMBOE at December 31, 1991, and its annual net production has grown to 5.1 MMBOE in 1998 from 2.3 MMBOE in 1991. The Company's primary operations, representing approximately 49% of its proved reserves at December 31, 1998, are located in the Permian Basin in West Texas and Southeast New Mexico. Wiser has additional operations in Alberta, Canada, the Appalachian Basin in Kentucky, Tennessee and West Virginia, and the San Juan Basin in New Mexico.

Prior to 1991 the Company focused primarily on the acquisition of non-operated interests in oil and gas properties. In 1991 the Company moved its headquarters from Sistersville, West Virginia to Dallas, Texas and began to assemble a team of experienced management with substantial acquisition, exploitation and development expertise. After reviewing the Company's existing property portfolio and refining the new business strategy, the management team began disposing of the Company's non-strategic assets and acquiring and operating properties in new core areas with the potential for increased reserves and production volumes. Pursuant to this strategy, the Company acquired and developed properties in the Permian Basin and Canada, and added reserves and production through workovers, recompletions, waterfloods and CO2 gas injections, as well as the drilling of exploratory, development and infill wells.

A substantial portion of the Company's growth in reserves and production volumes since 1991 has been the result of (i) two enhanced oil recovery projects on properties acquired from 1992 to 1996 in the Permian Basin and (ii) the Company's 1994 acquisition and subsequent exploration on and exploitation of properties in Alberta, Canada. From June 1993 through December 1998, the Company completed 178 producing wells on its Maljamar waterflood project in Southeast New Mexico. As a result, the Company's average daily net production from the three units in this project increased to 2,582 BOE in 1998 from 580 BOE in January 1993 (on a pro forma combined basis, assuming the Company had acquired all three units at January 1, 1993). At its Wellman Unit in West Texas, the Company used CO2 gas injection to increase average daily net production to 1,257 BOE in 1998 from 650 BOE in December 1993. In June 1994 the Company acquired oil and gas properties located primarily in Alberta, Canada for $52.0 million. From the date of their acquisition through December 1998, the Company completed 56 net wells on these properties. As a result, the Company's average daily net Canadian production increased to 3,877 BOE in 1998 from 1,860 BOE in June 1994.

The Company's principal executive offices are located at 8115 Preston Road, Suite 400, Dallas, Texas 75225, and its telephone number is (214) 265-0080.

Certain oil and gas industry terms used herein are defined in the "Glossary of Oil and Gas Terms" appearing at the end of this Item 1.

                                                           The Wiser Oil Company

Principal Oil and Gas Properties

The following table summarizes certain information with respect to each of the Company's principal areas of operation at December 31, 1998.

                                                       Proved Reserves
                                          -----------------------------------------
                                                                                        1998
                              Total                              Total     Percent     Average
                              Gross          Oil                Proved    of Total       Net
                             Oil and      and NGLs     Gas     Reserves    Proved    Production
                            Gas Wells      (MBbls)    (MMcf)    (MBOE)    Reserves    (BOE/Day)
                            ---------     --------   --------  --------   --------   ----------
Permian Basin
  Maljamar.............           230       10,870      4,175    11,566        24%        2,582
  Wellman..............            16        8,463        965     8,624        18%        1,257
  Dimmitt/Slash Ranch..            81        1,660      9,931     3,315         7%          892
                                -----       ------    -------    ------       ---        ------
    Total..............           327       20,993     15,071    23,505        49%        4,731
Appalachian Basin......           450        1,034     36,784     7,165        15%        1,382
San Juan Basin.........         2,300           45     20,767     3,506         7%        1,255
Other..................           543        1,513     22,843     5,320        11%        2,752
                                -----       ------    -------    ------       ---        ------
Total United States....         3,620       23,585     95,465    39,496        82%       10,120
Canada.................           312        4,403     24,516     8,489        18%        3,877
                                -----       ------    -------    ------       ---        ------
Total Company..........         3,932       27,988    119,981    47,985       100%       13,997
                                =====       ======    =======    ======       ===        ======

Permian Basin

Maljamar. The Company's Maljamar properties are situated in Southeast New Mexico. At December 31, 1998, the Maljamar properties contained 11.6 MMBOE of proved reserves, which represented 24% of the Company's total proved reserves and 10% of the Company's Present Value of total proved reserves.

The Maljamar properties consist primarily of three oil producing units acquired by the Company in separate transactions between 1992 and 1996: the Maljamar Grayburg and Caprock Maljamar Units, both of which are in Lea County, New Mexico, and the Skelly Unit in Eddy County, New Mexico. The Maljamar Grayburg Unit produces from the Grayburg and San Andres formations at depths ranging from 3,800 to 4,500 feet, and the Caprock Maljamar Unit produces from the same formations at depths ranging from 4,000 to 5,000 feet. The Skelly Unit is located approximately five miles west of the two Lea County units and produces from the Seven Rivers, Grayburg and San Andres formations at depths ranging from 2,100 to 4,000 feet. The Company has a 100% working interest in each of these units, which, along with some smaller adjacent properties, have been combined into a single large scale waterflood project encompassing approximately 12,800 gross leasehold acres.

Exploitation efforts at the project are essentially complete and included conversion of existing wells to injection wells and the drilling of infill development wells on 20-acre spacing to create 40-acre five-spot water injection patterns. From June 1, 1993 through December 31, 1998, the Company made capital expenditures of approximately $75 million and completed 168 producing wells at the project. At December 31, 1998, the project included 230 producing wells and 174 water injection wells, virtually all of which were operated by the Company. During 1998, Wiser placed a total of 13 wells on production.

The Company's net production from the Maljamar properties averaged 2,308 Bbls of oil, 68 Bbls of NGLs and 1,238 Mcf of natural gas per day in 1998. The Company's cumulative net production from the Maljamar properties since acquired by the Company has been 3,171 MBbls of oil and 1.6 Bcf of natural gas through December 31, 1998.

Wellman Unit. In 1993 the Company acquired a 62% working interest in and became operator of the Wellman Unit in Terry County, Texas, located in the northwestern edge of the Horseshoe Atoll. During 1998, the Company acquired an additional 28% working interest in the Wellman Unit which increased the Company's working interest to 90% as of December 31, 1998. At December 31, 1998, the Company's Wellman property contained 8.6 MMBOE

                                                           The Wiser Oil Company

of proved reserves, which represented 18% of the Company's total proved reserves and 8% of the Company's Present Value of total proved reserves.

The Company owns approximately 2,300 gross (2,100 net) leasehold acres in the Wellman Unit. The Wellman Unit produces oil from the Wolfcamp Reef formation at depths ranging from 9,100 to 10,000 feet through the injection of water and CO2 into the reservoir. Water injection at the unit began in 1979, and CO2 injection began in 1983. The unit also includes a gas processing plant, which processes wellhead gas produced from the unit. Wiser's interest in this plant is proportionate to its working interest in the Wellman Unit. Processing at the plant involves subjecting the wellhead gas to high pressure and low temperature treatments that cause the gas to separate into various products, including NGLs, residual natural gas and CO2. The NGLs and residual natural gas are sold to pipeline companies, and the CO2 is reinjected into the unit's reservoir. At December 31, 1998, the unit included 16 productive wells, three water injection wells, three CO2 injection wells and three water disposal wells, all of which were operated by the Company.

The Company's net production from the Wellman Unit averaged 754 Bbls of oil, 453 Bbls of NGLs and 300 Mcf of natural gas per day in 1998. The Company's cumulative net production from the unit since acquired by the Company has been 1,801 MBbls of oil, 601 MBbls of NGLs and 421 MMcf of natural gas through December 31, 1998.

In 1994 the Company began reconditioning the gas processing plant at the Wellman Unit to enhance the extraction of NGLs and residual natural gas from the wellhead gas. The Company completed the reconditioning project in June 1995 at a total cost of approximately $6.0 million. For the year ended December 31, 1998, the gas plant processed an average of 34 MMcf of gross natural gas and CO2 per day and recovered an average of 611 Bbls of NGLs and 419 Mcf of residual natural gas per day. The plant currently operates at 96% of its maximum capacity of 35 MMcf of gas per day.

Dimmitt/Slash Ranch Fields. The Company's Dimmitt/Slash Ranch properties are situated in Loving County, Texas, 80 miles west of Midland, Texas. At December 31, 1998, the Dimmitt/Slash Ranch properties contained 3.3 MMBOE of proved reserves, which represented 7% of the Company's total proved reserves and 8% of the Company's Present Value of total proved reserves.

The Company owns approximately 5,320 gross (5,290 net) leasehold acres in the Dimmitt Field, and has working interests in this acreage ranging from 75% to 100%. The Company acquired its initial interest in and became operator of the field in 1993. The Dimmitt Field produces oil and gas from the Cherry Canyon and Bell Canyon formations at depths ranging from 4,700 to 6,700 feet. At December 31, 1998, the field included 77 productive wells.

The Slash Ranch Field is a natural gas field that underlies the Dimmitt Field. The Company owns approximately 4,160 gross (3,390 net) leasehold acres in the Slash Ranch Field. The Slash Ranch Field produces from the Atoka, Fusselman and Ellenburger formations at depths ranging from 15,000 to 20,000 feet. At December 31, 1998, the field included four producing wells, all of which were operated by the Company. The Company's working interests in these wells range from 34% to 100%.

The Company's net production from the Dimmitt/Slash Ranch properties averaged 442 Bbls of oil and 2,701 Mcf of natural gas per day in 1998. The Company's cumulative net production from the properties since acquired by the Company has been 616 MBbls of oil and 5.0 Bcf of natural gas through December 31, 1998.

Appalachian Basin

The Company's Appalachian Basin properties are situated in Kentucky, Tennessee and West Virginia. At December 31, 1998, these properties contained 7.2 MMBOE of proved reserves, which represented 15% of the Company's total proved reserves and 16% of the Company's Present Value of total proved reserves. The Appalachian Basin reserves are long-lived reserves (generally, over 40 years) characterized by gradual decline rates.

                                                           The Wiser Oil Company

The Company has operated in Kentucky and Tennessee since 1917 and owns approximately 123,000 gross (108,000 net) leasehold acres in 22 shallow natural gas fields in southeastern Kentucky and northeastern Tennessee. The Company's working interests in this acreage range from 33% to 100%. The Company has a 100% working interest in approximately 90% of the total acreage. The primary producing formations in these fields are the Maxon, Big Lime and Corniferous at a maximum depth of less than 3,000 feet. At December 31, 1998, the Company owned 329 gross (296 net) productive wells in these fields, of which approximately 98% were operated by the Company. Although daily production from individual wells in the fields is low (on average, 30 Mcf per day), the production generally receives a higher sales price than the Company's other natural gas production because of the proximity of the fields to the northeastern United States gas markets. The Company completed four development wells and one exploratory well in Kentucky and Tennessee in 1998.

The Company owns approximately 20,000 gross (14,000 net) leasehold acres in the Blue Creek Field in Clay and Kanawha Counties, West Virginia. The Company has an average 70% working interest in this acreage, which it acquired in February 1996. The Blue Creek Field produces from the Rosedale, Injun, Keener and Weir formations, ranging from depths of 1,200 to 2,800 feet. At December 31, 1998, the Company owned 121 gross (88 net) productive gas wells in this field, all of which were operated by another company. During 1998, the Company participated in the drilling of 28 gross (21 net) development wells in the Blue Creek Field and an additional 55 low-risk exploratory drilling locations have been identified in this field.

The Company owns and operates an extensive natural gas gathering and transportation system located in its producing areas of Kentucky and Tennessee. The system consists of approximately 340 miles of gas gathering pipelines, 6 gas compressor stations, two gas processing plants and two gas storage reservoirs. The pipelines have a throughput capacity of approximately 20 MMcf of natural gas per day. During the year ended December 31, 1998, the pipelines gathered an average of 11.3 MMcf of natural gas per day. The two processing plants have a total capacity of 15 MMcf of natural gas per day. During the year ended December 31, 1998, the plants processed an average of 9.5 MMcf of natural gas per day and recovered an average of 148 Bbls of NGLs per day. See "-Marketing of Production."

The Company's net production from its Appalachian Basin properties averaged 6,967 Mcf of natural gas, 65 Bbls of oil and 156 Bbls of NGLs per day in 1998.

San Juan Basin

The Company's San Juan Basin properties are located in Rio Arriba County in northwestern New Mexico. At December 31, 1998, the San Juan Basin properties contained 3.5 MMBOE of proved reserves, which represented 7% of the Company's total proved reserves and 10% of the Company's Present Value of total proved reserves. The Company owns approximately 11,100 gross (5,300 net) leasehold acres in the San Juan Basin. The Company's average 48% working interest in the acreage was contributed in connection with a unitization of the wells in the San Juan Basin fields in the 1950's, resulting in the ownership by the Company of small non-operated working interests in the wells. At December 31, 1998, the Company owned working interests in approximately 2,300 producing gas wells in the San Juan Basin. These working interests range from 0.21% to 4.2% and average approximately 1.8%. The Company's San Juan Basin properties produce from multiple formations ranging from depths of 3,500 feet to 8,000 feet.

The Company's net production from these properties averaged 6,964 Mcf of natural gas and 94 Bbls of oil per day in 1998. During the year ended December 31, 1998, approximately 35% of the Company's net production from these properties was from the Fruitland Coal seams. Such production generates nonconventional fuels income tax credits for Wiser under Section 29 of the Internal Revenue Code of 1986, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations." The Company expects that future development of the properties will depend on natural gas prices, and that its share of the costs of any such future development activities will not be significant.

Other U.S. Properties

                                                           The Wiser Oil Company

The Company's other United States properties include properties located in the Anadarko Basin in Texas and Oklahoma and the Gulf Coast onshore region.

Canada

In June 1994, Wiser established an important new core area with the completion of a $52.0 million acquisition of Canadian oil and gas properties from Eagle Resources, Ltd. The purchase included 7.2 MMBOE of proved reserves and 2.8 MMBOE of probable reserves, approximately 127,000 net undeveloped acres, seven exploration prospects and an existing staff of 23 persons. At December 31, 1998, the Company's Canadian properties contained 8.5 MMBOE of proved reserves, which represented 18% of the Company's total proved reserves and 29% of the Present Value of the Company's total proved reserves.

The following table summarizes certain information with respect to each of the Company's principal Canadian areas of operation at December 31, 1998:

                                            Proved Reserves
                                 ---------------------------------------
                                                                 Percent      1998
                     Total                             Total    of Total     Average
                     Gross          Oil               Proved    Canadian       Net
                    Oil and      and NGLs     Gas    Reserves    Proved    Production
                   Gas Wells      (MBbls)   (MMcf)    (MBOE)    Reserves    (BOE/Day)
                   ---------     --------   ------   --------   --------   ----------
Evi...........            14        1,895       --      1,895         22%         930
Provost.......            75          853    1,252      1,062         13%         857
Portage.......            13           --    3,939        657          8%         407
Elm...........             5          309    1,484        556          7%          52
Pine Creek....             7          122    1,370        350          4%         163
Other.........           198        1,224   16,471      3,969         46%       1,468
                         ---        -----   ------      -----        ---        -----
Total Canada..           312        4,403   24,516      8,489        100%       3,877
                         ===        =====   ======      =====        ===        =====

Evi. The Company's Evi Field is located approximately 400 miles north of Calgary. At December 31, 1998, the Evi Field contained 1,895 MBOE of proved reserves, which represented 22% of the Company's total Canadian proved reserves and 31% of the Present Value of the Company's total Canadian proved reserves.

The Company owns approximately 5,280 gross (2,080 net) leasehold acres in the Evi Field, and has an average 42% working interest in this acreage. The Evi Field produces oil from the Granite Wash formation at depths ranging from 4,900 to 5,000 feet. The Company's net production from the Evi Field averaged 930 Bbls of oil per day in 1998. At December 31, 1998, the Company owned 14 gross (5.1 net) productive wells and 2 gross (0.4 net) water disposal wells in the field, of which 11 productive wells and both water disposal wells were operated by Wiser.

Provost. The Company's Provost properties are located approximately 210 miles northeast of Calgary. At December 31, 1998, the Provost properties contained 1,062 MBOE of proved reserves, which represented 13% of the Company's total Canadian proved reserves and 9% of the Present Value of the Company's total Canadian proved reserves.

The Company owns approximately 7,090 gross (4,630 net) leasehold acres in the Provost properties, and has an average 65% working interest in this acreage. The Provost properties produce mainly from the Dina formation at depths of 3,070 to 3,170 feet. The Provost Dina `X' and Cummings W3W Pools are the Company's main producing pools in these properties and water injection in these pools began in 1990 and 1998, respectively. The Company drilled 4 wells in the Provost properties in 1998 and plans to drill 3 additional wells in Provost in 1999.

The Company's net production from the Provost properties averaged 857 Bbls of oil per day in 1998. At December 31, 1998, the Company owned 75 gross (51.8 net) productive wells and 4 gross (3 net) water injection wells on the properties, of which 56 gross productive wells and all four water injection wells were operated by the Company.

                                                           The Wiser Oil Company

Portage. The Company's Portage properties are located approximately 350 miles northeast of Calgary. At December 31, 1998, the Portage properties contained 657 MBOE of proved reserves, which represented 8% of the Company's total Canadian proved reserves and 12% of the Present Value of the Company's total Canadian proved reserves.

The Company owns approximately 19,200 gross (11,488 net) leasehold acres in the Portage properties, and has an average 60% working interest in this acreage. The Portage properties produce from the Grand Rapids and Nisku formations at depths of 850 and 1,400 feet, respectively. At December 31, 1998, the Company owned 13 gross (11.3 net) productive wells, 11 of which were operated by Wiser. The Portage properties commenced production in March 1998 and net production from the Portage properties averaged 2,442 Mcf of natural gas per day in 1998.

Elm. The Company's Elm properties are located approximately 500 miles northwest of Calgary in British Columbia. At December 31, 1998, the Elm properties contained 556 MBOE of proved reserves, which represented 7% of the Company's total Canadian proved reserves and 4% of the Present Value of the Company's total Canadian proved reserves.

The Company owns approximately 9,140 gross (4,570 net) leasehold acres in the Elm properties, and has an average 50% working interest in this acreage. The Elm properties produce from the Gething formation at depths of 4,000 to 4,100 feet. At December 31, 1998, the Company owned 5 gross (3.0 net) productive wells, all of which were operated by Wiser. The Company's net production from the Elm properties averaged 52 Bbls of oil per day in 1998.

Pine Creek. The Company's Pine Creek properties are located approximately 240 miles northwest of Calgary. At December 31, 1998, the Pine Creek properties contained 350 MBOE of proved reserves, which represented 4% of the Company's total Canadian proved reserves and 3% of the Present Value of the Company's total Canadian proved reserves. The Company owns approximately 9,120 gross (2,480 net) leasehold acres in the Pine Creek properties, and has a 27% working interest in this acreage. The Pine Creek properties produce gas from the Bluesky and Gething formations at depths of 8,000 to 8,200 feet. At December 31, 1998, the Company owned 7 gross (1.7 net) productive wells in the Pine Creek properties, all of which were operated by a third party. The Company's net production from the Pine Creek properties averaged 521 Mcf of natural gas per day and 165 Bbls of NGLs per day in 1998.

Other Canadian Properties. The Company owns interests in approximately 30 other Canadian properties, primarily located in its principal areas of operation. For the year ended December 31, 1998, these properties individually represented less than 5%, and in the aggregate represented approximately 46%, of the Company's total Canadian proved reserves.

Exploration Activities

United States

The objective of Wiser's domestic exploration program is to maintain and develop an inventory of high quality drilling opportunities. Exploration prospects have been generated in-house and through alliances with other oil companies by utilizing advanced technology that includes 3-D seismic, and pre and post-stack inversion techniques.

In 1998 the Company's exploration efforts were, and continue to be, focused on specific exploration plays that are economically viable during this period of depressed oil prices. Specifically, the Company is concentrating on relatively low-risk, largely gas prone areas. Wiser has deferred or dropped higher-risk oil or gas prospects, and long-term projects that will not yield an adequate return on investment. Wiser will retain control of most of these deferred projects, and will have the option of continuing work when prices improve.

In 1998, Wiser participated in 29 gross (18 net) domestic exploration wells, compared with 18 gross (10 net) wells in 1997, spending $10.5 million in 1998 and $8.9 million in 1997 on domestic exploration. The Company has budgeted a nominal amount for its 1999 domestic exploration program pending improvement in oil prices during 1999.

                                                           The Wiser Oil Company

The Company is currently focusing its domestic exploration activities in the following geographical areas:

South Texas. In this area the Company has continued to utilize 3-D seismic surveys to identify relatively shallow (3,000-8,500 ft), Frio and Yegua drilling prospects, primarily in Jim Wells and Refugio Counties. During 1998 three additional 3-D seismic surveys were acquired, adding 75 square miles of data to an existing 80 square mile grid of 3-D seismic data. In 1998 Wiser participated in 21 gross wells (15 net) in South Texas of which 11 were completed as gas wells (7 net), 2 as oil wells (2 net), and 9 wells were plugged and abandoned (6 net).

While the interpretation of the most recently acquired seismic data is continuing, approximately 30 low-risk, gas-prone drilling prospects have been identified for future drilling. The Company's working interests in these prospects range from approximately 40% to 80%.

West Texas. At the Coyonosa Prospect in Pecos County, the Company drilled one dry hole and drilled and completed one oil well during 1998. The Company has a 38% working interest in the Coyonosa Prospect and may drill an additional well at the Coyonosa Prospect in 1999.

Wiser has also identified for future drilling several shallow gas prospects (6,500 ft.) in the Indian Mesa and Panther Bluff Prospects in Pecos County. Wiser has a 25% working interest in both the Indian Mesa and Panther Bluff Prospects.

Gulf Coast. During 1998, the Company participated in the drilling of two dry holes (.8 net) at the Tecumseh Prospect in West Feliciana Parish, Louisiana. Wiser does not plan to drill any additional wells at this prospect. The Company completed the acquisition and processing of two 3-D seismic surveys in the Gulf Coast area during 1998. At the Bison Ridge Prospect in Lafayette Parish, Louisiana, a 62 square mile 3-D seismic survey was completed and is currently being interpreted. Wiser has a 25% working interest in the Bison Ridge prospect. The Company has also completed the processing and interpretation of a 3-D seismic survey and identified a future drilling location in the Castleberry Prospect, in Conecuh County, Alabama where the Company has a 50% working interest. Wiser also has a 50% working interest at the Little Crow Prospect in southwest Mississippi, where seismic interpretation is complete and a future drilling location has been identified.


Canada

Wiser focuses its Canadian exploration activities in specific regions within the Western Canadian Sedimentary Basin in close proximity to known producing horizons where the potential for significant reserves exists. The Company's technical personnel have considerable experience in this focus area. During 1998, the Company drilled 6 gross (3 net) exploratory wells, of which 3 gross (2 net) were successful. The Company spent $2.1 million on exploration in Canada in 1998 and has budgeted a nominal amount for its 1999 Canadian exploration program pending improvement in oil prices during 1999.

The Company is currently focusing its Canadian exploration activities in the following geographical areas:

West Central Alberta. In 1998, the Company successfully completed an exploratory well at the Sunchild prospect and identified a second prospect to the south of Sunchild at the Ferrier prospect. A follow-up well location has been identified at Sunchild, and an exploratory well location has been identified at Ferrier for future exploratory drilling. The Company's working interests in the Sunchild and Ferrier prospects range from 27% to 50%.

At the Wild River prospect, the Company finsihed drilling a 14,000 foot exploratory well in March of 1999 and this well is currently being tested. The Company has a 50% working interest in the Wild River prospect.

                                                           The Wiser Oil Company

Southeast Alberta. The Company initiated a waterflood in the Cummings W3W Pool at Provost during 1998. Wiser's average working interest in the Provost properties is 65%.

International

Peru. The Company participated in an unsuccessful exploratory well in Peru in 1998 at a net cost of $1.6 million to Wiser and currently the Company has no additional plans to participate in exploration programs in Peru.

Brazil. In 1998, Wiser elected to withdraw from its Brazilian exploration and development program.

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

During the year ended December 31, 1998, revenues from the sale of production to Highland Energy Company, Koch Oil Co. Ltd. and Enron Oil Trading and Transportation represented approximately 34%, 13% and 9%, respectively, of the Company's total oil and gas revenues. The sales to Koch Oil Co. Ltd. accounted for approximately 55% of the Company's revenues from sales of its Canadian production in 1998. The Company believes it would be able to locate alternate purchasers in the event of the loss of any one or more of these purchasers, and that any such loss would not have a material adverse effect on the Company's financial condition or results of operations.

Crude Oil. The Company sells its crude oil and condensate to various refiners and resellers in the United States and Canada at posting-related and spot-related prices that also depend on factors such as well location, production volume and product quality. The Company typically sells its crude oil and condensate production at or near the well site, although in some cases it is gathered by the Company or others and delivered to a central point of sale. The Company's crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. The Company has not engaged in crude oil trading activities. Revenue from the sale of crude oil and condensate totaled $29.8 million for the year ended December 31, 1998 and represented 50% of the Company's total oil and gas revenues for 1998.

From time to time, the Company enters into crude oil and natural gas price hedges to reduce its exposure to commodity price fluctuation. See "Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risk" and Note 1 to the Company's Consolidated Financial Statements included elsewhere in this Report.

                                                           The Wiser Oil Company

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

In Kentucky and Tennessee, the Company owns and operates an extensive natural gas gathering and transportation system consisting of approximately 340 miles of pipeline, 8 gas compressor stations, two gas processing plants and two gas storage reservoirs. The Company utilizes this system to procure, aggregate and deliver natural gas produced from over 260 wells that are owned and operated by the Company, comprising most of its Appalachian Basin natural gas production, together with natural gas produced from wells owned and operated by others, in meeting its delivery obligations under a sales contract with a local utility. This sales contract, which expires on October 31, 1999, provides for market-related pricing plus payment of a stated standby demand charge based on an established peak-day delivery obligation. The maximum daily volume of natural gas that the utility may demand is subject to annual adjustment (never to exceed 12,000 Mcf per day) and currently is fixed at 8,910 Mcf per day. The maximum annual volume of natural gas that the utility may demand under this contract is limited to 2,200,000 Mcf. The Company also utilizes its Kentucky/Tennessee gathering and transportation system to transport natural gas on behalf of third parties and natural gas purchased from third parties for resale.

The Company believes that it has sufficient production from its properties, and from those of others tied to its gathering and transportation system, to meet the Company's delivery obligations under its existing natural gas sales contracts.

NGLs. From its natural gas processing plants in West Texas and Kentucky, the Company sells NGLs to independent marketers for resale. A direct pipeline connection to the Texas Gulf Coast market area facilitates the sale of NGLs from the Company's Wellman Unit, and enables the Company to receive prices that are representative of the daily market value of NGLs on the Texas Gulf Coast, less transportation and fractionation costs. The market for NGLs in Kentucky is less competitive, with higher transportation costs in that region due to the absence of product pipelines. The Company's average price in 1998 for NGLs sold from Company-operated plants or under processing agreements with others was $9.25 per Bbl. Prices for NGLs attributable to natural gas sold to plants operated by others are generally included in the prices reported by the Company for the sale of its natural gas.

Price Considerations. Crude oil prices are established in a highly liquid, international market, with average crude oil prices received by the Company generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by the Company in 1998 was $12.46. The average NYMEX-WTI closing price per Bbl for 1998 was $14.43.

Natural gas prices in each of the geographical areas in which the Company operates are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price the Company's natural gas. Average natural gas prices received by Wiser in each of its operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by the Company in 1998 was $1.84. The average NYMEX-Henry Hub price per MMBtu for 1998 was $2.14, computed by averaging the closing price on the last three trading days for the prompt month NYMEX natural gas futures contract applicable to each month in 1998. The average natural gas price received by the Company in 1998 was lower than such 1998 NYMEX-Henry Hub price as a result of pricing differentials determined by the location of the Company's natural gas production relative to the Henry Hub trading point and lower natural gas prices generally applicable to Canadian natural gas production relative to U.S. production.

                                                           The Wiser Oil Company

Oil and Gas Reserves

The following table sets forth the proved developed and undeveloped reserves of the Company at December 31, 1998:

                                       Oil and NGLs (MBbls)                 Gas (Mmcf)                 Total Reserves (MBOE)
                                --------------------------------  -------------------------------  ------------------------------
                                Developed    Undeveloped  Total   Developed  Undeveloped   Total   Developed  Undeveloped  Total
                                ---------    -----------  ------  ---------  -----------  -------  ---------  -----------  ------
Permian Basin
  Maljamar.................        10,218        652      10,870      4,101       74        4,175     10,902       664     11,566
  Wellman..................         8,463         --       8,463        965       --          965      8,624        --      8,624
  Dimmitt/Slash Ranch......         1,439        221       1,660      9,501      430        9,931      3,022       293      3,315
                                   ------      -----      ------    -------    -----      -------     ------     -----     ------
    Total..................        20,120        873      20,993     14,567      504       15,071     22,548       957     23,505
Appalachian Basin..........         1,034         --       1,034     30,194    6,590       36,784      6,067     1,098      7,165
San Juan Basin.............            34         11          45     19,006    1,761       20,767      3,201       305      3,506
Other......................         1,513         --       1,513     22,843       --       22,843      5,320        --      5,320
                                   ------      -----      ------    -------    -----      -------     ------     -----     ------
Total United States........        22,701        884      23,585     86,610    8,855       95,465     37,136     2,360     39,496
Canada.....................         4,253        150       4,403     23,736      780       24,516      8,209       280      8,489
                                   ------      -----      ------    -------    -----      -------     ------     -----     ------
Total Company..............        26,954      1,034      27,988    110,346    9,635      119,981     45,345     2,640     47,985
                                   ======      =====      ======    =======    =====      =======     ======     =====     ======

The following table summarizes the Company's proved reserves, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable thereto at December 31, 1998, 1997 and 1996:

                                                                           At December 31,
                                                             ------------------------------------------
                                                               1998             1997             1996
                                                             --------         --------         --------
                                                            (000's except weighted average sales prices)
Proved reserves:
  Oil and NGLs (Bbl).................................          27,988           29,721           31,612
  Gas (Mcf)..........................................         119,981          120,094          113,377
   BOE...............................................          47,985           49,737           50,508
  Estimated future net revenues before income taxes..        $218,969         $359,293         $705,723
  Present Value......................................        $123,831         $210,087         $414,314
  Standardized Measure(1)............................        $113,232         $174,489         $317,180
Proved developed reserves:
  Oil and NGLs (Bbl).................................          26,954           28,202           28,117
  Gas (Mcf)..........................................         110,346          109,459          103,129
   BOE...............................................          45,345           46,444           45,305
  Estimated future net revenues before income taxes..        $207,884         $335,338         $631,406
  Present Value......................................        $122,502         $200,647         $381,169
Weighted average sales prices:
  Oil (per Bbl)......................................        $  10.39         $  15.92         $  24.63
  Gas (per Mcf)......................................            1.98             2.35             3.45
  NGLs (per Bbl).....................................            8.44            11.40            19.79

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

All information set forth in this Report relating to the Company's proved reserves, estimated future net revenues and Present Values is taken from reports prepared by DeGolyer and MacNaughton (with respect to the Company's

                                                           The Wiser Oil Company

United States properties) and Gilbert Lausten Jung Associates Ltd. (with respect to the Company's Canadian properties), each of which is a firm of independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on the Company's reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission ("SEC"), the Company's estimates of proved reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). A decline in prices relative to year end 1998 could cause a significant decline in the Present Value attributable to the Company's proved reserves at December 31, 1998. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

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

                                                           The Wiser Oil Company

Net Production, Sales Prices and Costs

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the three-year period ended December 31, 1998.


                                                   Year Ended December 31,
                                                  -------------------------
                                                   1998     1997     1996
                                                  -------  -------  -------
Production volumes:
      Oil (MBbl)
       United States............................    1,577    1,769    1,732
       Canada...................................      816      672      693
                                                  -------  -------  -------
         Total Company..........................    2,393    2,441    2,425
      Gas (MMcf)
       United States (1)........................   11,143   10,095    9,479
       Canada...................................    3,221    2,734    2,809
                                                  -------  -------  -------
         Total Company (1)......................   14,364   12,829   12,288
      NGLs (MBbl)
       United States............................      260      267      301
       Canada...................................       62       52       50
                                                  -------  -------  -------
         Total Company..........................      322      319      351
Weighted average sales prices (2):
      Oil (per Bbl)
       United States............................  $ 12.68  $ 18.30  $ 18.91
       Canada...................................    12.04    17.28    18.55
         Total Company..........................    12.46    18.02    18.81
      Gas (per Mcf)
       United States (1)........................  $  2.05  $  2.46  $  1.95
       Canada...................................     1.12     1.26     1.16
         Total Company..........................     1.84     2.21     1.77
      NGLs (per Bbl)
       United States............................  $  9.41  $ 13.34  $ 12.88
       Canada...................................     8.56    16.64    16.21
         Total Company..........................     9.25    13.87    13.36
Selected expenses per BOE (3):
      Lease operating
       United States............................  $  5.01  $  5.03  $  4.53
       Canada...................................     3.05     3.50     3.04
         Total Company..........................     4.45     4.65     4.14
      Production taxes (4)
       United States............................  $  0.84  $  1.02  $  0.93
      Depreciation, depletion and amortization
       United States............................  $  4.48  $  3.88  $  3.36
       Canada...................................     6.54     7.58     6.49
         Total Company..........................     5.15     4.79     4.16
      General and administrative
       United States............................  $  2.11  $  2.17  $  2.11
       Canada...................................     1.41     1.54     1.61
         Total Company..........................     1.96     2.02     1.98
--------------------
(1) Calculated by including volumes of natural gas purchased for resale as follows: 1998 - 608 MMcf, 1997-629 MMcf and 1996-605 MMcf.
(2) Reflects results of hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Matters."
(3) Calculated without including volumes of natural gas purchased for resale.

                                                           The Wiser Oil Company

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

Productive Wells and Acreage

Productive Wells

The following table sets forth the Company's domestic and Canadian productive wells at December 31, 1998:


                                           Productive Wells
                            ----------------------------------------------
                                 Oil              Gas             Total
                            -------------    -------------   -------------
                            Gross     Net    Gross     Net   Gross     Net
                            -----     ---    -----     ---   -----     ---
United States..              739      644    2,881 (1) 523   3,620    1,167
Canada.........              234       71       78      32     312      103
                             ---      ---    -----     ---   -----    -----
  Total........              973      715    2,959     555   3,932    1,270
                             ===      ===    =====     ===   =====    =====

(1) 2,300 of the Company's gross natural gas wells are located in the San Juan Basin. The Company has non-operated working interests in these wells ranging from 0.21% to 4.2%.

Acreage

The following table sets forth the Company's undeveloped and developed gross and net leasehold acreage at December 31, 1998. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                              Undeveloped        Developed          Total
                           ----------------  ----------------  ----------------
                            Gross     Net     Gross      Net    Gross     Net
                           -------  -------  -------  -------  -------  -------
Permian Basin
  Maljamar...............       --       --   13,013   13,001   13,013   13,001
  Wellman................       --       --    2,280    1,952    2,280    1,952
  Dimmitt/Slash Ranch....    3,389    3,178    6,035    5,229    9,423    8,408
                           -------  -------  -------  -------  -------  -------
    Total................    3,389    3,178   21,328   20,183   24,716   23,361
  Appalachian Basin......   10,379    7,222  114,376   96,377  124,755  103,599
  San Juan Basin.........       --       --   11,160    5,831   11,160    5,831
  Other..................   95,096   42,834   46,118   15,349  141,213   58,183
                           -------  -------  -------  -------  -------  -------
    Total United States..  108,864   53,235  192,981  137,739  301,844  190,973
  Canada.................  141,436   75,237   56,795   25,359  198,231  100,596
                           -------  -------  -------  -------  -------  -------
  Total..................  250,299  128,471  249,776  163,098  500,075  291,569
                           =======  =======  =======  =======  =======  =======

(1) Excluded is acreage in which the Company's interest is limited to a mineral or royalty interest. At December 31, 1998, the Company held mineral or royalty interests in 212,228 gross (18,480 net) developed acres and 1,520,897 gross (216,836 net) undeveloped acres.

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

                                                           The Wiser Oil Company

                                                  Acres Expiring
                                                 ----------------
                                                  Gross     Net
                                                 -------  -------
Twelve Months Ending:
  December 31, 1999..........................     42,631   22,278
  December 31, 2000..........................     24,772   14,320
  Thereafter.................................    182,896   91,873
                                                 -------  -------
    Total....................................    250,299  128,471
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

Drilling Activity

The following table sets forth for the three-year period ended December 31, 1998 the number of exploratory and development wells drilled by or on behalf of the Company.

                         1998        1997        1996
                      ----------  ----------  ----------
                      Gross  Net  Gross  Net  Gross  Net
                      -----  ---  -----  ---  -----  ---
Exploratory Wells:
------------------
  United States
    Producing.......     16   11     10    6      1    1
    Dry.............     14    7      8    4      2    1
  Canada
    Producing.......      3    2      3    2      1    1
    Dry.............      3    1      1    1      6    4
Development Wells:
------------------
  United States
    Producing.......     58   44     80   71     93   85
    Dry.............      2    1      2    1      2    1
  Canada
    Producing.......     19   12     39   18     21   15
    Dry.............      7    4      6    4      5    3
Total Wells:
------------
    Producing.......     96   69    132   97    116  102
    Dry.............     26   13     17   10     15    9
                        ---  ---    ---  ---    ---  ---
      Total.........    122   82    149  107    131  111
                        ===  ===    ===  ===    ===  ===

Operations

The Company generally seeks to be named as operator for wells in which it has acquired a significant interest, although, as is common in the industry, this typically occurs only when the Company owns the major portion of the working interest in a particular well or field. At December 31, 1998, the Company operated 100% of its properties in the Permian Basin, comprising approximately 49% of the Company's total proved reserves, including Maljamar (230 gross wells), Wellman (16 gross wells) and Dimmitt/Slash Ranch (81 gross wells). At December 31, 1998, the Company owned 368 gross wells on its Kentucky and Tennessee properties, of which approximately 98% were operated by the Company. At that same date, the Company also operated 106 (out of a total of 312) gross wells on its Canadian properties.

                                                           The Wiser Oil Company

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

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator's direct expenses and monthly per-well supervision fees. Per-well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. Such fees received by the Company in 1998 ranged from $95 to $870 per well per month.

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

The Company's operations are subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company maintains comprehensive

                                                           The Wiser Oil Company

insurance coverage, including a $1.0 million general liability insurance policy and a $30.0 million excess liability policy. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in comparable operations, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

Title to Properties

The Company's land department and contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other inchoate burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. At December 31, 1998, the Company's leaseholds for approximately 58% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

                                                           The Wiser Oil Company

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

The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1996, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1998, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect the Company only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets. The Company cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

Commencing in May 1994, the FERC issued a series of orders in individual cases that delineate its new gathering policy. Among other matters, the FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate the FERC's transportation policies, it does not generally have jurisdiction over natural gas gathering facilities and services, and that such facilities and services located in state jurisdictions are properly regulated by state authorities. In addition, the FERC has approved numerous transfers by interstate pipelines of gathering facilities to unregulated independent or affiliated gathering companies, subject to the transferee providing service for two years from the date of transfer to the pipeline's existing customers pursuant to a default contract or pursuant to mutually agreeable terms. In August 1998, the United States Court of Appeals for the District of Columbia largely upheld the FERC's new gathering policy, but remanded the FERC's default contract condition. The FERC has not yet issued an order on remand. This new gathering policy may tend to increase competition among gatherers, like the Company. This policy may also result in increased state regulation of the Company's gathering facilities. However, the Company does not believe that it will be affected materially differently by this policy than other producers, gatherers and marketers with which it competes.

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

The price the Company receives from the sale of oil and NGLs is affected by the cost of transporting such products to market. Effective January 1, 1996, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil and NGLs by interstate

                                                           The Wiser Oil Company

pipelines, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. The Company is not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and NGLs.

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

                                                           The Wiser Oil Company

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

                                                           The Wiser Oil Company

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

Employees

At February 26, 1999, the Company employed 100 full-time employees, of whom five were executive officers, 19 were technical personnel, 51 were field personnel and 25 were administrative personnel. Of the total employees, 86 were located in the United States and 14 were located in Canada. At February 26, 1999, none of the Company's employees were represented by a labor union. The Company considers its relations with its employees to be good.

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

                                                           The Wiser Oil Company

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

                                                           The Wiser Oil Company

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

                                                           The Wiser Oil Company

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 1998.

                                                           The Wiser Oil Company

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock is traded on the New York Stock Exchange under the symbol WZR.

The quarterly high and low sales prices and dividends per share of Common Stock during the three years ended December 31, 1998, were as follows:

                                              High     Low    Dividends
                                             ------   ------  ---------
1998
  First Quarter...........................   $14.25   $11.75     $.03
  Second Quarter..........................    13.25     8.75      .03
  Third Quarter...........................    12.50     5.00      .03
  Fourth Quarter..........................     5.75     1.63      .03
1997
  First Quarter...........................   $22.38   $17.63     $.03
  Second Quarter..........................    18.88    15.13      .03
  Third Quarter...........................    18.75    14.06      .03
  Fourth Quarter..........................    18.75    13.06      .03
1996
  First Quarter...........................   $13.38   $11.00     $.03
  Second Quarter..........................    14.00    12.25      .03
  Third Quarter...........................    15.50    12.88      .03
  Fourth Quarter..........................    21.13    14.38      .03

At February 26, 1999, there were 8,951,965 shares of Common Stock outstanding held by approximately 850 shareholders of record and approximately 3,450 beneficial owners.

Each share of Common Stock also represents one preferred stock purchase right which entitles the holder thereof to purchase from the Company one-one thousandth of a share (a "Unit") of Series B Preferred Stock of the Company at an exercise price of $72.00 per Unit.

Although the Company does not have a written dividend policy, it has paid cash dividends on the Common Stock for the previous 109 quarters. Dividends on the Common Stock are reviewed by the Board of Directors of the Company each quarter, and no assurances can be given that such cash dividends will continue in the future or, if such dividends are paid, as to the amount of such dividends. On December 10, 1999, the Board of Directors approved a cost reduction plan which included suspending payments of cash dividends on the Company's common stock. In addition, under the terms of the Credit Agreement (see Note 4 to the Company's Consolidated Financial Statements) the payment of dividends in any year is limited to the greater of (i) 80% of the Company's adjusted consolidated net income (as defined in the Credit Agreement) for such year (which excludes gains from sales of marketable securities) and (ii) $4.5 million.

                                                           The Wiser Oil Company

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

                                                                         Year Ended December 31,
                                                           -------------------------------------------------
                                                             1998       1997      1996      1995      1994
                                                           --------   --------  --------  --------  --------
Income Statement Data (000's except per share amounts):
Revenues:
  Oil and gas sales......................................  $ 59,197   $ 76,729  $ 72,012  $ 54,400  $ 53,559
  Dividends and interest.................................       269      1,113       683     1,241     1,641
  Marketable security sales gains........................        --      7,495    12,977    13,101     7,475
  Other..................................................     1,164      2,478     1,017     2,939     2,681
                                                           --------   --------  --------  --------  --------
    Total revenues.......................................    60,630     87,815    86,689    71,681    65,356
                                                           --------   --------  --------  --------  --------
Costs and expenses:
  Production and operating...............................    26,529     27,183    23,970    20,690    22,313
  Purchased natural gas..................................     1,440      1,622     1,462       727       759
  Depreciation, depletion and amortization ("DD&A")......    25,811     22,977    19,653    19,778    18,313
  Property impairments...................................     3,838      3,289    12,112     4,893        --
  Exploration............................................    15,328      9,655     4,176     5,801     4,130
  General and administrative.............................     9,793      9,661     9,364     8,193     6,502
  Interest expense.......................................    13,097      9,845     5,452     5,618     3,907
                                                           --------   --------  --------  --------  --------
    Total costs and expenses.............................    95,836     84,232    76,189    65,700    55,924
                                                           --------   --------  --------  --------  --------
Earnings (loss) before income taxes......................   (35,206)     3,583    10,500     5,981     9,432
Income tax expense (benefit).............................   (10,740)       264     4,072     3,788       444
                                                           --------   --------  --------  --------  --------
Net income (loss)........................................  $(24,466)  $  3,319  $  6,428  $  2,193  $  8,988
                                                           ========   ========  ========  ========  ========

Average outstanding shares (000's) (1)...................     8,952      8,949     8,939     8,939     8,941
Basic earnings (loss) per share..........................  $  (2.73)  $   0.37  $   0.72  $   0.25  $   1.01
Cash dividends per share.................................  $   0.12   $   0.12  $   0.12  $   0.40  $   0.40

Other Financial Data (000's):
EBITDA (2)...............................................  $ 23,020   $ 40,741  $ 38,233  $ 27,729  $ 26,666
Operating cash flow......................................     7,106     34,486    34,287    20,541    24,334
Capital and exploration expenditures.....................    40,402     78,323    47,115    30,153    74,610

Balance Sheet Data  end of period (000's):
Cash and cash equivalents................................  $  2,779   $ 13,255  $  5,870  $  1,397  $  2,714
Working capital (3)......................................     1,652      7,809     3,493     1,034     2,313
Marketable securities....................................        --         --     7,176    19,592    27,337
Net property, plant and equipment........................   213,295    220,708   179,718   169,089   167,371
Total assets.............................................   231,810    254,556   208,617   203,407   210,791
Long-term debt...........................................   145,452    124,304    78,654    74,171    78,013
Stockholders' equity.....................................    72,091     97,424    99,262   101,132   105,427

                                                           The Wiser Oil Company

                                                                              Year Ended December 31,
                                                                -----------------------------------------------------
                                                                  1998       1997        1996       1995       1994
                                                                --------   --------    --------   --------   --------
Reserve and Operating Data:
Production and volumes:
  Oil and NGLs (MBbl)........................................      2,715      2,760      2,776      2,332      2,277
  Gas (MMcf) (4).............................................     14,364     12,829     12,288     12,171     11,076
    BOE (000's) (4)..........................................      5,109      4,898      4,824      4,361      4,123
Weighted average sales prices (5):
  Oil (per Bbl)..............................................   $  12.46   $  18.02   $  18.81   $  16.91   $  15.60
  Gas (per Mcf)..............................................       1.84       2.21       1.77       1.37       1.73
  NGLs (per Bbl).............................................       9.25      13.87      13.36      10.11       9.00
    BOE (per Bbl)............................................      11.59      15.66      14.93      12.47      12.99
Selected expenses per BOE (6):
  Lease operating............................................   $   4.45   $   4.65   $   4.14   $   4.06   $   4.54
  Production taxes...........................................       0.84       1.02       0.93       0.78       0.97
  DD&A.......................................................       5.15       4.79       4.16       4.62       4.53
  General and administrative.................................       1.96       2.02       1.98       1.92       1.61
Proved reserves (end of year) (7):
  Oil and NGLs (MBbls).......................................     27,988     29,721     31,612     32,208     23,430
  Gas (MMcf).................................................    119,981    120,094    113,377    109,915    107,920
    BOE (MBbls)..............................................     47,985     49,737     50,508     50,527     41,417
  Estimated future net revenues before income taxes (000's)..   $218,969   $359,293   $705,723   $401,037   $272,776
  Present Value..............................................    123,831    210,087    414,314    235,416    160,804
  Standardized Measure (000's) (8)...........................    113,232    174,489    317,180    194,602    142,032
Weighted average sales prices (end of year) (7)(9):
  Oil (per Bbl)..............................................   $  10.39   $  15.92   $  24.63   $  18.19   $  16.11
  Gas (per Mcf)..............................................       1.98       2.35       3.45       1.84       1.57
  NGLs (per Bbl).............................................       8.44      11.40      19.79      12.87       9.80

(1) Basic earnings per share is calculated without including dilutive effect of common stock equivalents consisting of stock options. See Note 12 to the Company's Consolidated Financial Statements.
(2) EBITDA is not a generally accepted accounting measure, but is presented as a supplemental financial indicator of the Company's ability to service or incur debt. EBITDA is calculated by adding interest expense, income tax expense, depreciation, depletion and amortization, property impairment costs and exploration costs to net income (excluding marketable security sales gains and dividends and interest). EBITDA should not be considered in isolation or as a substitute for net income, operating cash flows or any other measure of financial performance prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.
(3) Working capital represents the difference between current assets and current liabilities.
(4) Calculated by including volumes of natural gas purchased for resale as follows: 1998-608 MMcf, 1997-629 MMcf, 1996-605 MMcf, 1995-500 MMcf and
    1994-469 MMcf.
(5) Reflects results of hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Matters."
(6) Calculated without including volumes of natural gas purchased for resale.
(7) Estimates of proved reserves and future net revenues from which Present Values are derived are based on year end prices of oil and gas held constant (except to the extent a contract specifically provides otherwise) in accordance with SEC regulations.
(8) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Company's Consolidated Financial Statements included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure of Discounted Future Net Cash Flows.
(9) Year end prices used to estimate proved reserves and future net revenues from which Present Values are derived. See footnotes 7 and 8 above.

                                                           The Wiser Oil Company

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the three-year period ended December 31, 1998. The Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

General

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. At December 31, 1998, the Company's proved reserves were comprised of approximately 95% proved developed reserves, and the Company does not have a large inventory of development drilling locations or enhanced recovery projects to pursue after 1998. If the Company is unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile. In particular, oil prices during 1998 were at their lowest levels since 1986. As a result, the Company's results of operations were adversely affected. Any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

The Company liquidated portions of its marketable securities portfolio in order to fund a portion of the Company's capital and exploration expenditures in 1997 and 1996. The Company recognized pretax gains from the sale of marketable securities of $7.5 million and $13.0 million in 1997 and 1996, respectively. In the absence of such gains, the Company would have reported net losses in 1997 and 1996. The Company completed the liquidation of its marketable securities portfolio in 1997.

During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property (rather than a company-wide) basis. Applying SFAS No. 121, the Company recognized non-cash property impairment charges of $3.8 million in 1998, $3.3 million in 1997 and $12.1 million in 1996.

                                                           The Wiser Oil Company

Results of Operations

Production information presented below includes volumes of natural gas purchased for resale; however, per unit of production information with respect to production and operating expenses, depreciation, depletion and amortization and general and administrative costs is calculated without including such volumes. Such volumes were 608 MMcf in 1998, 629 MMcf in 1997 and 605 MMcf in 1996.

Comparison of 1998 to 1997

Revenues

Oil and gas sales decreased 23% to $59.2 million in 1998 from $76.7 million in 1997, primarily because of lower oil and gas prices received during 1998. The average oil price received in 1998 decreased 31% to $12.46 per Bbl from $18.02 per Bbl in 1997 and the average gas price received in 1998 decreased 17% to $1.84 per Mcf from $2.21 per Mcf in 1997. Gas production during 1998 increased 12% to 14.4 Bcf from 12.8 Bcf in 1997. The increase in gas production was primarily attributable to the Welder Ranch field in South Texas which produced
2.3 Bcf of gas during 1998 compared to 0.8 Bcf of gas in 1997. The Welder Ranch field was acquired in June 1997. Oil production in 1998 decreased 2% to 2,393 MBbls from 2,441 MBbls in 1997. As a result of development activity in 1997 and 1998, oil production in 1998 from the Evi and Provost fields in Canada was 88 MBbls and 150 MBbls higher than 1997, respectively. Oil production from the Maljamar and Wellman fields in 1998 was 102 MBbls and 70 MBbls lower than 1997, respectively, as development activities at these fields was substantially complete in 1997. As a result of hedging activities, oil and gas sales were increased by $0.2 million in 1998 and reduced by $2.4 million during 1997. On an equivalent unit basis, total production increased 4% to 5,109 MBOE in 1998 from 4,898 MBOE in 1997.

Dividends and interest decreased 76% to $0.3 million in 1998 compared to $1.1 million in 1997 as the Company completed the liquidation of its remaining marketable securities in 1997.

Marketable security sales gains were $7.5 million in 1997 as the Company completed the liquidation of its remaining marketable securities in 1997.

Other revenues decreased 53% to $1.2 million in 1998 from $2.5 million in 1997 primarily as a result of lower sales of non-strategic oil and gas properties in 1998.

Costs and Expenses

Production and operating expense decreased 2% to $26.5 million in 1998 from $27.2 million in 1997 primarily due to lower production taxes associated with lower oil and gas sales in 1998. On a BOE basis, production and operating expense decreased 7% to $5.29 per BOE in 1998 from $5.67 per BOE in 1997 as a result of higher BOE production and lower production taxes in 1998.

DD&A increased 12% to $25.8 million in 1998 from $23.0 million in 1997 and increased 8% to $5.15 per BOE in 1998 from $4.79 per BOE in 1997. The increases were primarily attributable to additional wells drilled at the Maljamar field combined with increased depletion from the Welder field in South Texas.

Impairment expense increased 17% to $3.8 million in 1998 from $3.3 million in 1997. Impairment expense in 1998 and 1997 was due primarily to low oil prices used to value reserves at year-end 1998 and year-end 1997.

Exploration expense increased 59% to $15.3 million in 1998 from $9.7 million in 1997 as the Company increased its exploration activities during 1998. Dry hole expense increased 49% to $6.1 million in 1998 from $4.1 million in 1997 and included dry hole expense of $1.6 million in Peru and $2.0 million in South Texas during 1998. Surrendered and abandoned lease expense in 1998 increased 227% to $4.9 million from $1.5 million in 1997

                                                           The Wiser Oil Company

primarily as a result of increased lease abandonment expense associated with unsuccessful exploration drilling in 1998 and the curtailment of exploration activities due to low oil prices.

General and administrative expense ("G&A") increased slightly to $9.8 million in 1998 from $9.7 million in 1997 and decreased 3% to $1.96 per BOE in 1998 from $2.02 per BOE in 1997. The decrease in G&A per BOE was attributable primarily to higher BOE production in 1998 compared to 1997.

Interest expense increased 33% to $13.1 million in 1998 from $9.8 million in 1997 due primarily to incurring a full year of interest expense in 1998 under the 9 1/2% Senior Subordinated Notes ("2007 Notes"), which were issued in May 1997, and increased long-term debt in 1998 compared to 1997.

Income tax expense decreased $11.0 million to a benefit of $10.7 million in 1998 from tax expense of $0.3 million in 1997 primarily as a result of a decrease in earnings before income taxes of $38.8 million.

Net income decreased $27.8 million to a net loss of $24.5 million in 1998 from net income of $3.3 million in 1997 primarily as a result of lower oil and gas prices and higher DD&A, exploration and interest expense in 1998.

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

DD&A increased 17% to $23.0 million in 1997 from $19.7 million in 1996 and increased 15% to $4.79 per BOE in 1997 from $4.16 per BOE in 1996. The increases were primarily attributable to additional wells drilled at the Maljamar field to develop proved undeveloped reserves combined with increased depletion from the Shouldice and other Canadian properties which have a higher than average cost basis and shorter than average reserve life.

Impairment expense decreased 73% to $3.3 million in 1997 from $12.1 million in 1996. Impairment expense in 1997 was due primarily to low oil prices used to value reserves at year-end 1997 while impairment expense in 1996 was due primarily to downward revisions in reserve estimates for certain properties in Michigan and Canada.

                                                           The Wiser Oil Company

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

G&A increased 3% to $9.7 million in 1997 from $9.4 million in 1996 and also increased 2% to $2.02 per BOE in 1997 from $1.98 per BOE in 1996. The increase in G&A was attributable primarily to the addition of exploration personnel and higher compensation costs.

Interest expense increased 81% to $9.8 million in 1997 from $5.5 million in 1996 as a result of the increase in long-term debt and the higher interest rate associated with the sale of the 2007 Notes on May 21, 1997.

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

Liquidity and Capital Resources

Cash flows

Cash flows from operating activities were $7.1 million in 1998 compared to $34.5 million in 1997. Cash flows from operating activities in 1998 were $27.4 million lower than 1997 due primarily to lower oil and gas sales, higher interest expense and a $7.9 million reduction in accounts payable. Cash flows from financing activities of $19.9 million in 1998 were provided primarily by $21 million in borrowings under the Credit Agreement. In 1997, the sale of the 2007 Notes provided $120.9 million of net cash proceeds to the Company, and $78.7 million of borrowings under the Credit Agreement and the Company's Maljamar Credit Facility were repaid during 1997. The Maljamar Credit Facility was terminated in 1997 in connection with such repayment of borrowings. Cash flows used in investing activities in 1998 were $37.5 million compared to $66.9 million in 1997. Capital and exploration expenditures were $40.4 million in 1998, a decrease of $37.9 million from 1997. The major components of capital and exploration expenditures for 1998 were $21.6 million for development activities, $14.3 million for exploration activities and $4.1 million for property acquisitions. Proceeds from the sale of marketable securities and oil and gas properties were $2.9 million in 1998, down $8.5 million from 1997, primarily as a result of reduced oil and gas property sales and the absence of marketable securities sales in 1998.

Financial Position

Cash and cash equivalents were utilized to fund capital and exploration expenditures in 1998 resulting in a decrease in cash and cash equivalents of $10.5 million during 1998 to $2.8 million at December 31, 1998. Working capital of $1.7 million at December 31, 1998 was $6.1 million lower than working capital at December 31, 1997 due primarily to reduced cash and cash equivalents offset by lower accounts payable. Total assets decreased $22.7 million during 1998 to $231.8 million at December 31, 1998, and stockholders' equity decreased $25.3 million during 1998 to $72.1 million at December 31, 1998.

At December 31, 1998, capitalization totaled $217.5 million and consisted of $145.5 million of long-term debt (67%) and $72.1 million of stockholders' equity (33%).

                                                           The Wiser Oil Company

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

The Company has entered into a Credit Agreement with a group of banks which provides for the issuance of letters of credit and for revolving credit loans to the Company (the "Credit Agreement"). The Credit Agreement's borrowing base is currently $25 million. Outstanding borrowings under the Credit Agreement at December 31, 1998 were $21 million. The borrowing base is redetermined annually by the lenders based on the most recent valuation of the Company's oil and gas reserves. Accordingly, the current borrowing base of $25 million could be reduced in 1999.

On March 23, 1999, A Financial Institution ("New Lender") purchased all of the rights and obligations of the Credit Agreement from NationsBank of Texas, N.A. and the Bank of Montreal and became the new Agent under the Credit Agreement. The outstanding borrowings by the Company under the Credit Agreement at March 23,1999 and through April 15, 1999 are $21 million.

Subsequently, the Company notified the New Lender that the Company was not able to maintain one of the ratios required under the Financial Covenants of the Credit Agreement as of December 31, 1998, and through the date of notification. On April 15, 1999, the Company and the New Lender entered into an agreement whereby the Company will repay the outstanding balance under the Credit Agreement of $21 million plus interest and fees from the anticipated cash proceeds available from the sale of oil and gas properties as discussed further below. The Company began negotiating various purchase and sale agreements to sell a portion of its oil and gas properties prior to March 1999, and plans to use the sales proceeds to reduce existing debt, fund capital expenditures and for general corporate purposes.

The New Lender has agreed to waive any default or possible event of default through December 31, 1998, and has agreed to stand still and not to enforce any remedies under the Credit Agreement relating to any default or event of default that has occurred or may occur through May 14, 1999. The New Lender also agreed to deliver releases of its liens on any properties to be sold by the Company until the outstanding balance of $21 million is repaid in full. The Company is not in default of any covenants under the 9 1/2% Senior Subordinated Notes due in May 2007.

The Company is pursuing several alternatives that would allow it to repay the outstanding balance under the Credit Agreement through the sale of oil and gas properties and/or refinancing. The Company believes the Credit Agreement will be repaid in full on or before May 14, 1999 from the proceeds of property sales and/or refinancing as discussed below.

On April 13, 1999, the Company entered into a Purchase and Sale Agreement with Prince Minerals, Ltd. to sell certain producing and non-producing mineral interests ("Mineral Properties") for $10 million effective April 1, 1999. The sale is expected to close by April 23, 1999. The producing portion of the oil and gas properties comprising the Mineral Properties represent approximately 2% of the Company's total proved oil and gas reserves at December 31, 1998. The sales proceeds will be used to reduce the outstanding balance under the Credit Agreement to approximately $11 million. The Purchase and Sale Agreement with Prince Minerals, Ltd. is subject to the buyer successfully completing a due diligence review, which was substantially complete as of April 15, 1999. The Company is not aware of and does not anticipate any conditions that would delay or terminate the closing of this sale.

On April 12, 1999, the Company entered into a Purchase and Sale Agreement with Columbia Natural Resources to sell all of the Company's oil and gas properties in Kentucky, Tennessee and West Virginia ("Appalachia Properties") for $28 million effective April 1, 1999. The sale is expected to close on or before May 12, 1999. The oil and gas properties comprising the Appalachia Properties represent approximately 15% of the Company's total proved oil and gas reserves at December 31, 1998. The sales proceeds will be used to repay in full the outstanding balance under the Credit Agreement, and for general corporate purposes. The Purchase and Sale Agreement with Columbia Natural Resources is also subject to the buyer successfully completing a due diligence review, which was in progress as of April 15, 1999. The Company is not aware of and does not anticipate any conditions that would delay or terminate the closing of this sale.

In addition, the Company is negotiating several other purchase and sale agreements involving a number of smaller, non-strategic oil and gas properties in Texas and New Mexico that the Company plans to sell for an aggregate sales price in the range of $7 million to $8 million. These sales are expected to close in the second quarter of 1999. The sales proceeds will be used for general corporate purposes.

The Company is currently negotiating with a bank to obtain a new credit facility. The Company expects to complete the negotiations and obtain a new credit facility in the second quarter of 1999, however successful completion of these negotiations cannot be assured. The Company plans to use any funds





                                                           The Wiser Oil Company


provided by a new credit facility to fund capital expenditures and for general corporate purposes. If a new credit facility is available prior to the closing date of the Appalachia Properties sale, the Company may use funds provided by a new credit facility to reduce any existing indebtedness under the Credit Agreement with the New Lender.

Management of the Company is highly confident that the purchase and sale agreements for the Mineral and Appalachia Properties discussed above will be closed as planned and that the funds provided by the property sales will enable the Company to reduce indebtedness and continue to meet all of its financial obligations while maintaining a smaller level of capital expenditures during 1999. See Notes 2 and 4 to the Company's Consolidated Financial Statements.

The Company believes that cash flows from operations and borrowings under the Credit Agreement will be sufficient to meet anticipated capital and exploration expenditure requirements (excluding any material property acquisitions) in 1999. If the Company's cash flows from operations and borrowings under the Credit Agreement are not sufficient to satisfy its capital and exploration expenditure requirements, there is no assurance that additional equity or debt financing will be available to meet such requirements.

Capital and Exploration Expenditures

The Company requires capital primarily for the acquisition, development and exploitation of, and the exploration for, oil and gas properties, the repayment of indebtedness and general working capital needs. During 1999, subject to market conditions and drilling and operating results, the Company expects to spend approximately $2.7 million on acquisition, development, exploitation and exploration activities.

Other Matters

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

                                                           The Wiser Oil Company

ultimate cost of compliance with these requirements or their effect on its operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, compliance has not had a material adverse effect on the earnings or competitive position of the Company.

Year 2000 Issue

The Company has assessed and continues to assess the impact of the "year 2000" ("Y2K") issue on its reporting systems and operations. The Y2K issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, two-digit date systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly.

In 1998 and the first quarter of 1999, the Company's U.S. and Canadian computerized accounting systems were upgraded to versions which are Y2K compliant. These upgrades were completed at a nominal cost to the Company. In addition, the Company's personal computer systems were analyzed for Y2K compliance during 1998 and certain components were upgraded at a nominal cost to the Company. Virtually all of the Company's personal computer systems are currently Y2K compliant. Wiser is currently reviewing computer-controlled oil field equipment for Y2K compliance and expects the suppliers of such equipment to provide upgrades or modifications, if necessary, before the end of 1999 at a nominal cost to the Company. Wiser is also in the process of surveying its primary business partners to seek assurances that they will be Y2K compliant during 1999. Despite these efforts to seek assurances, the Company cannot provide assurance that all significant business partners will achieve Y2K compliance in a timely manner. If there is a high risk that a business partner will not be Y2K compliant in a timely manner, a contingency plan will be developed or an alternate business partner will be used to minimize the Y2K risk.

New Accounting Standards

The Company adopted the following pronouncements in 1998:

     SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements, and

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires reporting of financial and descriptive information about a company's reportable operating segments. The Company has identified only one operating segment, which is the exploration for and production of oil and gas.

The Company will be required to comply with the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which must be adopted for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company currently uses derivatives to hedge oil and gas price risk and gains or losses on such derivatives are recorded as adjustments to oil and gas sales. Accordingly, adoption of SFAS No. 133 should not have a significant impact on reported earnings, but could have a material impact on comprehensive income and the reported financial position of the Company.

Disclosure Regarding Forward-Looking Statements

                                                           The Wiser Oil Company

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company only uses derivative financial instruments such as commodity futures agreements to hedge against fluctuations in oil and gas prices. Gains and losses on these derivative instruments are recorded as adjustments to oil and gas sales. The Board of Directors of the Company have adopted a policy governing the use of derivative instruments which requires that all derivatives used by the Company relate to an anticipated transaction and prohibits the use of speculative or leveraged derivatives.

Interest Rate Risk

Total debt at December 31, 1998 included $124.5 million of fixed-rate debt and $21.0 million of floating-rate debt attributed to borrowings under the Credit Agreement. As a result, the Company's annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate (approximately 60 basis points) would be approximately $0.13 million.

At December 31, 1998, it was not practicable to estimate the fair value of the Company's fixed-rate debt of $124.5 million because the trading volume was too small to establish a reasonable basis of fair value. The fixed-rate debt will mature in May 2007 and the floating-rate debt will mature in March 2002.

Commodity Price Risk

The Company has in the past entered into and may in the future enter into hedging arrangements with respect to portions of its oil, natural gas and NGL production to reduce its sensitivity to volatile commodity prices. The Company believes that hedging, although not free of risk, allows the Company to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, hedging arrangements limit the benefit to the Company of increases in the prices of the hedged commodity. Moreover, the Company's hedging arrangements apply only to a portion of its production and provide only partial price protection against declines in prices. Such arrangements may expose the Company to risk of financial loss in certain circumstances. The Company expects that the amount of production it hedges will vary from time to time. During 1998, the Company entered into various natural gas forward sale agreements and during 1997 and 1996, the Company entered into natural gas price swap and oil price collar agreements to hedge against price fluctuations. Oil and gas sales are adjusted for the effects of hedging transactions as the underlying hedged production is sold. Adjustments to oil and gas sales from the Company's hedging activities resulted in an increase in revenues of $0.2 million in 1998 and reductions in revenues of $2.4 million and $6.9 million in 1997 and 1996, respectively. During February, March and April of 1999, the Company entered into forward sale/swap agreements to hedge a portion of the Company's oil and gas production as follows:

                                                           The Wiser Oil Company

    Period                              Daily Volume - Product          Price (Floor/Ceiling)
    ------                              ----------------------          ---------------------
    March 1, 1999 to July 31, 1999      23,832 MMBTU - Natural Gas      $1.72 per MMBTU
    May 1, 1999 to August 31, 1999      800 Bbls - Crude Oil            $13.40 per Bbl
    May 1, 1999 to August 31, 1999      455 Bbls - Crude Oil            $14.50/16.60 per Bbl
    May 1, 1999 to September 30, 1999   500 Bbls - Crude Oil            $13.00/17.35 per Bbl

The 455 Bbls per day crude oil hedge is a "collar" hedge whereby the Company will receive the actual market price if the actual market price is between the floor price of $14.50 per Bbl and the ceiling price of $16.60 per Bbl. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

The 500 Bbls per day crude oil hedge is also a "collar" hedge whereby the Company will receive the actual market price if the actual market price is between $15.00 per Bbl and the ceiling price of $17.35 per Bbl. If the actual market price is between the floor price of $13.00 per Bbl and $15.00 per Bbl, the Company will receive $15.00 per Bbl. If the actual market price is less than the floor price of $13.00 per Bbl, the Company will receive the actual market price plus $2.00 per Bbl. If the actual market price is above the ceiling price of $17.35 per Bbl, the price received by the Company will be limited to $17.35 per Bbl. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. Also see Note 1 to the Company's Consolidated Financial Statements included elsewhere in this Report.

Foreign Currency Exchange Risk

The Company receives a substantial portion of its revenue in Canadian dollars (24% in 1998). As a result, fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company's financial condition and results of operations. Historically however, exchange rate fluctuations have not been material to the Company.

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

                                                           The Wiser Oil Company

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. Financial Statements

   The following documents are filed as part of this Report:

   1. Report of Independent Accountants

      Consolidated Statements of Income

      Consolidated Balance Sheets

      Consolidated Statements of Changes in Stockholders' Equity

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

   2. Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

B. Reports on Form 8-K.

   There were no reports on Form 8-K filed by the Company during the last quarter of 1998.

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

(4a) Amendment No. 1 to the Rights Agreement dated as of October 25, 1993 by and between the Company and The Chase Manhattan Bank (as successor to Chemical Bank), as Rights Agent, which includes as Exhibit 2 thereto the Form of Rights Certificate, incorporated by reference to the Company's report on Form 8 -K/A filed on September 29,1995.

                                                           The Wiser Oil Company

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

(4.13) Credit Agreement dated December 23, 1997 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K filed on March 30, 1998.

                                                           The Wiser Oil Company

(4.13a) First Amendment to Credit Agreement dated September 30, 1998 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13a to the Company's Annual Report on Form 10-Q filed on November 12, 1998.

(4.13b)* Second Amendment to Credit Agreement dated January 11, 1999 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks.

(10.3) Purchase and Sale Agreements made as of May 31, 1994 among Eagle Resources Ltd., Caneagle Resources Corporation, The Erin Mills Investment Corporation and The Wiser Oil Company, incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated July 11, 1994 as amended by Form 8-K/A filed on August 17, 1994.

(10.3a)* Purchase and Sale Agreement dated April 12, 1999 between Columbia Natural Resources, Inc. and the Wiser Oil Company.

(10.4)+ Employment Agreement dated August 1, 1994 between the Company and Allan J. Simus, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(10.4a)+* Amendment to Employment Agreement dated August 1, 1994 between the
          Company and Alan J. Simus dated March 22, 1996.

(10.4b)+ Second Amendment to Employment Agreement dated August 1, 1994 between the Company and Alan J. Simus dated May 20, 1997, incorporated by reference to Exhibit 10.4a to the Company's Annual Report on Form 10-K filed on March 30, 1998.

(10.4c)+* Third Amendment to Employment Agreement dated August 1, 1994 between the Company and Alan J. Simus dated January 1, 1999.

(10.5)+   Employment Agreement dated July 1, 1991 between the Company and Andrew
          J. Shoup, Jr., incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.5a)+* Amendment to Employment Agreement dated July 1, 1991 between the
          Company and Andrew J. Shoup, Jr. dated June 1, 1994.

(10.5b)+ Second Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr. dated May 20, 1997, incorporated by reference to Exhibit 10.5a to the Company's Annual Report on Form 10-K filed on March 30, 1998.

(10.5c)+* Third Amendment to Employment Agreement dated July 1, 1991 between the
          Company and Andrew J. Shoup, Jr. dated January 1, 1999.

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

                                                           The Wiser Oil Company

(10.8)+ Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.8a)+*  Amendment to Employment Agreement dated November 1, 1993 between the
           Company and Lawrence J. Finn dated March 22, 1996.

(10.8b)+ Second Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated May 20, 1997, incorporated by reference to Exhibit 10.8a to the Company's Annual Report on Form 10-K filed on March 30, 1998.

(10.8c)+*  Third Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated January 1, 1999.

(10.9)+    Employment Agreement dated January 24, 1994 between the Company and
           A. Wayne Ritter, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.9a)+*  Amendment to Employment Agreement dated January 24, 1994 between the
           Company and A. Wayne Ritter dated March 22, 1996.

(10.9b)+ Second Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated May 20, 1997, incorporated by reference to Exhibit 10.8a to the Company's Annual Report on Form 10-K filed on March 30, 1998.

(10.9c)+*  Third Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated January 1, 1999.

(10.10)+ Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K (Commission File No. 0-5426), filed on March 26, 1997.

(10.10a)+  Amendment to Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson dated May 20, 1997, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on August 13, 1997.

(10.10b)+* Second Amendment to Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson dated January 1, 1999.

(10.11)+ The Wiser Oil Company Equity Compensation Plan For Non-Employee Directors, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K (Commission File No. 0-5426), filed on March 26, 1997.

(10.12) The Wiser Oil Company Savings Restoration Plan dated February 24, 1998, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on March 30, 1998.

(10.13) Retirement Restoration Plan dated March 23, 1995, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on August 12, 1998.

(21)*      Subsidiaries of registrant.

(23.1)*    Consent of Independent Public Accountants.

                                                           The Wiser Oil Company

(23.2)*   Consent of DeGolyer and MacNaugton, Independent Petroleum Engineers.

(23.3)* Consent of Gilbert Lausten Jung Associates Ltd., Independent Petroleum Engineers.

(27)*     Financial Data Schedule.

--------------------

+ Represent management compensatory plans or agreements.
* Filed herewith.

                                                           The Wiser Oil Company

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 1999.


                                         The Wiser Oil Company

                                    By:  /s/ Andrew J. Shoup, Jr.
                                         -----------------------------------
                                         Andrew J. Shoup, Jr.
                                         President and Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature              Title                          Date
          ---------              -----                          ----

    /s/ ANDREW J. SHOUP, JR.   President, Chief Executive   April 15, 1999
-----------------------------    Officer and Director
        ANDREW J. SHOUP, JR.     (Principal Executive
                                 Officer)

    /s/ PAUL D. NEUENSHWANDER  Director                     April 15, 1999
-----------------------------
        PAUL D. NEUENSHWANDER

    /s/ C. FRAYER KIMBALL      Director                     April 15, 1999
-----------------------------
        C. FRAYER KIMBALL

    /s/ HOWARD G. HAMILTON     Director                     April 15, 1999
-----------------------------
        HOWARD G. HAMILTON

    /s/ A. W. SCHENCK, III     Director                     April 15, 1999
-----------------------------
        A. W. SCHENCK, III

    /s/ JOHN W. CUSHING, III   Director                     April 15, 1999
-----------------------------
        JOHN W. CUSHING, III

    /s/ JON L. MOSLE, JR.      Director                     April 15, 1999
-----------------------------
        JON L. MOSLE, JR.

    /s/ LORNE H. LARSON        Director                     April 15, 1999
-----------------------------
        LORNE H. LARSON

    /s/ LAWRENCE J. FINN       Vice President and Chief     April 15, 1999
-----------------------------    Financial Officer
        LAWRENCE J. FINN         (Principal Financial and
                                 Accounting Officer)

                             THE WISER OIL COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Page
                                                              ----

Report of Independent Public Accountants....................  F-2
Consolidated Statements of Income...........................  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Changes in Stockholders' Equity..  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    Report of Independent Public Accountants

To the Shareholders of The Wiser Oil Company:

We have audited the accompanying consolidated balance sheets of The Wiser Oil Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wiser Oil Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.



                                    ARTHUR ANDERSEN LLP



Dallas, Texas,
April 15, 1999

                             THE WISER OIL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 1998, 1997 and 1996

                                                 1998       1997      1996
                                              ----------  --------  --------
                                              (000's except per share data)
Revenues:
  Oil and gas sales.........................   $ 59,197    $76,729   $72,012
  Dividends and interest....................        269      1,113       683
  Marketable security sales.................         --      7,495    12,977
  Other.....................................      1,164      2,478     1,017
                                               --------    -------   -------
                                                 60,630     87,815    86,689
                                               --------    -------   -------

Costs and Expenses:
  Production and operating..................     26,529     27,183    23,970
  Purchased natural gas.....................      1,440      1,622     1,462
  Depreciation, depletion and amortization..     25,811     22,977    19,653
  Property impairments......................      3,838      3,289    12,112
  Exploration...............................     15,328      9,655     4,176
  General and administrative................      9,793      9,661     9,364
  Interest expense..........................     13,097      9,845     5,452
                                               --------    -------   -------
                                                 95,836     84,232    76,189
                                               --------    -------   -------

Earnings (Loss) Before Income Taxes.........    (35,206)     3,583    10,500
Income Tax Expense (Benefit)................    (10,740)       264     4,072
                                               --------    -------   -------

NET INCOME (LOSS)...........................   $(24,466)   $ 3,319   $ 6,428
                                               ========    =======   =======

Earnings (Loss) Per Share (Note 12):
  Basic.....................................   $  (2.73)   $   .37   $   .72
                                               ========    =======   =======

  Diluted...................................   $  (2.73)   $   .37   $   .72
                                               ========    =======   =======

Cash Dividends Per Share....................   $    .12    $   .12   $   .12
                                               ========    =======   =======


The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                                                   1998        1997
                                                                ----------  ----------
                                                                        (000's)
Assets
Current Assets:
 Cash and cash equivalents....................................  $   2,779   $  13,255
 Accounts receivable..........................................      9,102      13,765
 Inventories..................................................        669       1,007
 Income taxes receivable......................................      1,270         725
 Prepaid expenses.............................................      1,035         438
                                                                ---------   ---------
    Total current assets......................................     14,855      29,190
                                                                ---------   ---------
Property, Plant and Equipment, at cost:
 Oil and gas properties (successful efforts method)...........    367,974     346,655
 Other properties.............................................      5,523       5,399
                                                                ---------   ---------
                                                                  373,497     352,054
 Accumulated depreciation, depletion and amortization.........   (160,202)   (131,346)
                                                                ---------   ---------
 Net property, plant and equipment............................    213,295     220,708
Other Assets..................................................      3,660       4,658
                                                                ---------   ---------
                                                                $ 231,810   $ 254,556
                                                                =========   =========

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable.............................................  $  10,473   $  18,396
 Current portion of long-term debt............................     21,000          --
 Accrued liabilities..........................................      2,730       2,985
                                                                ---------   ---------
   Total current liabilities..................................     34,203      21,381
                                                                ---------   ---------
Long-Term Debt................................................    124,452     124,304
Deferred Benefit Cost.........................................        378       1,169
Deferred Income Taxes.........................................        686      10,278
Stockholders' Equity:
  Common stock - $3 par value; 20,000,000 shares authorized;
    9,128,169 shares issued; 8,951,965 shares outstanding.....     27,385      27,385
 Paid-in capital..............................................      3,223       3,223
 Retained earnings............................................     43,090      68,630
 Foreign currency translation.................................      1,122         915
 Treasury stock; 176,204 shares, at cost......................     (2,729)     (2,729)
                                                                ---------   ---------
   Total stockholders' equity.................................     72,091      97,424
                                                                ---------   ---------
                                                                $ 231,810   $ 254,556
                                                                =========   =========


The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                           Marketable
                                                                           Securities     Foreign
                                             Common    Paid-in  Retained    Valuation    Currency    Treasury
                                  Total       Stock    Capital  Earnings   Adjustment   Translation    Stock
                                ----------  ---------  -------  ---------  -----------  -----------  ---------
                                                                 (000's)

December 31, 1995.............   $101,132   $ 27,347    $3,078  $ 61,030      $11,684        $  722   $(2,729)

  Net income..................      6,428         --        --     6,428           --            --        --
  Other comprehensive income
     (loss), net of tax.......     (7,225)        --        --        --       (7,356)          131        --
                                 --------
  Comprehensive income (loss).       (797)        --

  Dividends paid..............     (1,073)        --        --    (1,073)          --            --        --
                                 --------   --------   -------  --------   ----------   -----------  --------

December 31, 1996.............     99,262     27,347     3,078    66,385        4,328           853    (2,729)

  Net income..................      3,319         --        --     3,319           --            --        --
  Other comprehensive income
     (loss), net of tax.......     (4,266)        --        --        --       (4,328)           62        --
                                 --------
  Comprehensive income (loss).       (947)        --

  Stock options exercised.....        183         38       145        --           --            --        --

  Dividends paid..............     (1,074)        --        --    (1,074)          --            --        --
                                 --------   --------   -------  --------   ----------   -----------  --------

December 31, 1997.............     97,424     27,385     3,223    68,630           --           915    (2,729)

  Net income (loss)               (24,466)        --        --   (24,466)          --            --        --
  Other comprehensive income
     (loss), net of tax.......        207         --        --        --           --           207        --
                                 --------
  Comprehensive income (loss).    (24,259)        --

  Dividends paid..............     (1,074)        --        --    (1,074)          --            --        --
                                 --------   --------   -------  --------   ----------   -----------  --------

December 31, 1998.............   $ 72,091   $ 27,385    $3,223  $ 43,090      $    --        $1,122   $(2,729)
                                 ========   ========   =======  ========   ==========   ===========  ========


The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1998, 1997 and 1996

                                                                1998        1997       1996
                                                             -----------  ---------  ---------
                                                               (000's except per share data)
Cash Flows from Operating Activities:
        Net income (loss)                                      $(24,466)  $  3,319   $  6,428
        Adjustments to reconcile to cash flows from
          operating activities:
         Depreciation, depletion and amortization..........      25,811     22,977     19,653
         Deferred income taxes.............................      (9,592)     1,530      2,056
         Marketable securities and property sales gains....        (615)    (9,370)   (13,099)
         Exploration expense...............................      15,328      9,655      4,176
         Property impairments..............................       3,838      3,289     12,112
         Foreign currency translation......................         207         62         (2)
         Amortization of other assets......................         556        282         --
           Other changes:
           Accounts receivable.............................       4,663        326     (3,665)
           Inventories.....................................         338        282        228
           Income taxes receivable.........................        (545)      (725)        --
           Prepaid expenses................................        (597)        35        360
           Accounts payable................................      (7,923)     3,400      4,853
           Accrued income taxes............................          --     (1,697)       170
           Accrued liabilities.............................        (255)     1,449         88
           Deferred benefit costs..........................        (791)      (328)       376
           Other...........................................       1,149         --        553
                                                               --------   --------   --------
             Operating Cash Flows..........................       7,106     34,486     34,287
                                                               --------   --------   --------
Cash Flows From Investing Activities:
     Capital and exploration expenditures..................     (40,402)   (78,323)   (47,115)
     Proceeds from sales of property, plant and equipment..       2,894      3,288      1,022
     Proceeds from sales of marketable securities..........          --      8,115     14,035
                                                               --------   --------   --------
             Investing Cash Flows..........................     (37,508)   (66,920)   (32,058)
                                                               --------   --------   --------
Cash Flows From Financing Activities:
     Borrowings of long-term debt..........................      21,000    125,000     25,508
     Repayments of long-term debt..........................          --    (78,654)   (22,191)
     Long-term debt issuance costs and fees................          --     (5,636)        --
     Common stock issued...................................          --        183         --
     Dividends paid........................................      (1,074)    (1,074)    (1,073)
                                                               --------   --------   --------
             Financing Cash Flows..........................      19,926     39,819      2,244
                                                               --------   --------   --------
Net Increase (Decrease) in Cash............................     (10,476)     7,385      4,473
Cash and Cash Equivalents, beginning of year...............      13,255      5,870      1,397
                                                               --------   --------   --------
Cash and Cash Equivalents, end of year.....................    $  2,779   $ 13,255   $  5,870
                                                               ========   ========   ========


The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

1. Summary of Significant Accounting Policies

   a. Principles of Consolidation - The consolidated financial statements include the accounts of The Wiser Oil Company (Company), a Delaware corporation, and its wholly owned subsidiaries: T.W.O.C., Inc., The Wiser Marketing Company, Maljamar Wiser Inc., Maljamar Development Partnership, L.P., and The Wiser Oil Company of Canada ("Wiser Canada"). T.W.O.C., Inc. is a Delaware holding company responsible for the management of investment activities. The Wiser Marketing Company functions as a natural gas marketer and broker. Maljamar Wiser Inc. was formed in 1995 as a wholly-owned subsidiary of the Company. It was formed in order for the Company to fund its $53,000,000 development of the Maljamar area with the use of nonrecourse debt. The Maljamar Development Partnership, L.P. was formed in 1995 for the same reason. The Company is the limited partner of the Maljamar Development Partnership, L.P. and owns 99% of the partnership. Maljamar Wiser Inc. owns 1% of the Maljamar Development Partnership, L.P. as a general partner. Effective May 14, 1997, Maljamar Wiser Inc. was merged into The Wiser Oil Company and Maljamar Development Partnership, L.P. was terminated. Wiser Canada was formed in 1994 to conduct the Company's Canadian activities. Prior to the formation of Wiser Canada, the Company's oil and gas operations were conducted primarily in the United States. Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years' amounts to current presentation.

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

   Prior to 1995, the Company evaluated the carrying value of its oil and gas properties based on undiscounted future net revenues on a company wide basis. During 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted future cash flows. For 1998, the impairment test was based on estimates of future cash flows for each field. Crude oil price estimates were based on NYMEX future prices,

                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996


   which were $12.35, $13.63 and $14.57 per barrel for 1999, 2000 and 2001, respectively, and increased 3% per year thereafter up to a maximum of $20 per barrel. Gas price estimates were also based on NYMEX future prices, which where $1.96, $2.25, $2.34 and $2.55 per MMBTU for 1999, 2000, 2001 and 2002,
   respectively, and increased 3% per year thereafter up to a maximum of $3.50 per MMBTU. These prices were applied to production profiles developed by the Company's engineers using proved developed reserves at December 31, 1998. During 1998, 1997 and 1996, the Company provided impairments of $3,838,000, $3,289,000 and $12,112,000, respectively. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

   d. Depreciation, Depletion and Amortization ("DD&A") DD&A of the capitalized costs of producing oil and gas properties are computed for individual properties using the units-of-production method based on total proved reserves. Depreciation of transportation, office and other properties is computed generally using the straight-line method over the estimated useful lives of these assets.

   e. Cash and Cash Equivalents - Cash equivalents generally consist of short-term investments maturing in three months or less from the date of acquisition. These investments of $2,675,000 at December 31, 1998 and $15,083,000 at December 31, 1997 are recorded at cost plus accrued interest, which approximates market.

   f. Inventories - Oil and gas product inventories are recorded at the average cost of production. Materials and supplies are recorded at the lower of average cost or market.

   g. Accrued Liabilities - Accrued liabilities include accrued vacation and payroll of $323,000 at December 31, 1998 and $334,000 at December 31, 1997.

   h. Postretirement Benefits - SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", has no significant impact on the Company. The Company has no significant liabilities for postretirement benefits, other than pensions, and has historically recognized such liabilities as they are incurred.

   i. Gas Imbalances - Gas imbalances are accounted for using the sales method. The Company's net imbalance position is not material at December 31, 1998 and 1997.

   j. Financial Instruments - The following table sets forth the book value and estimated fair values of financial instruments at December 31, 1998 and 1997, respectively (000's):


                                      1998                1997
                               ------------------  -------------------
                                 Book      Fair      Book      Fair
                                Value     Value     Value      Value
                               --------  --------  --------  ---------
   Cash and equivalents        $  2,779  $ 2,779   $ 13,255   $13,255
   Floating-rate debt            21,000   21,000         --        --
   Fixed-rate debt              124,452      (A)    124,304       (A)

     (A) It was not practicable to estimate the fair value of the Company's fixed-rate debt because the trading volume was too small to establish a reasonable basis of fair value.

                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996


   During 1998, the Company entered into various natural gas forward sale agreements and during 1997 and 1996, the Company entered into natural gas price swap and oil price collar agreements to hedge against price fluctuations. Oil and gas sales in the accompanying Consolidated Statements of Income are adjusted for the effects of hedging transactions as the underlying hedged production is sold. Adjustments to oil and gas sales from the Company's hedging activities resulted in an increase in revenues of $210,000 in 1998 and reductions in revenues of $2,372,000 and $6,923,000 in 1997 and 1996, respectively. As of December 31, 1998 and December 31, 1997, the Company had no deferred net gains or net losses. In February, March and April of 1999, the Company entered into forward sale agreements to hedge a portion of the Company's oil and gas production as follows:

   Period                            Daily Volume - Product      Price (Floor / Ceiling)
   --------------------------------  --------------------------  -----------------------
   March 1, 1999 to July 31, 1999    23,832 MMBTU - Natural Gas  $1.72 per MMBTU
   May 1, 1999 to August 31, 1999    800 Bbls - Crude Oil        $13.40 per Bbl
   May 1, 1999 to August 31, 1999    455 Bbls - Crude Oil        $14.50/16.60 per Bbl
   May 1, 1999 to September 30, 1999 500 Bbls - Crude Oil        $13.00/17.35 per Bbl

   The 455 Bbls per day crude oil hedge is a "collar" hedge whereby the Company will receive the actual market price if the actual market price is between the floor price of $14.50 per Bbl and the ceiling price of $16.60 per Bbl. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

   The 500 Bbls per day crude oil hedge is also a "collar" hedge whereby the Company will receive the actual market price if the actual market price is between $15.00 per Bbl and the ceiling price of $17.35 per Bbl. If the actual market price is between the floor price of $13.00 per Bbl and $15.00 per Bbl, the Company will receive $15.00 per Bbl. If the actual market price is less than the floor price of $13.00 per Bbl, the Company will receive the actual market price plus $2.00 per Bbl. If the actual market price is above the ceiling price of $17.35 per Bbl, the price received by the Company will be limited to $17.35 per Bbl.

   k. Foreign Currency Translation - The functional currency of Wiser Canada is the Canadian dollar. In accordance with SFAS No. 52, "Foreign Currency Translation", Wiser Canada's financial statements have been translated from Canadian dollars to U.S. dollars with the cumulative translation adjustment gain of $1,122,000 for 1998 and $915,000 for 1997 classified in Stockholders' Equity.

   l. Comprehensive Income - In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The impact of adopting SFAS No. 130 for the three years ended December 31, 1998 was not material.

2.  Liquidity

   On March 23, 1999, a financial institution ("New Lender") purchased all of the rights and obligations of the Credit Agreement from NationsBank of Texas, N.A. and the Bank of Montreal and became the new Agent under the Credit Agreement. The outstanding borrowings by the Company under the Credit Agreement at March 23,1999 and through April 15, 1999 are $21 million.

   Subsequently, the Company notified the New Lender that the Company was not able to maintain one of the ratios required under the Financial Covenants of the Credit Agreement as of December 31, 1998, and through the date of notification. On April 15, 1999, the Company and the New Lender entered into an agreement whereby the Company will repay the outstanding balance under the Credit Agreement of $21 million plus interest and fees from the anticipated cash proceeds available from the sale of oil and gas properties as discussed further below. The Company began negotiating various purchase and sale agreements to sell a portion of its oil and gas properties prior to March 1999, and plans to use the sales proceeds to reduce existing debt, fund capital expenditures and for general corporate purposes.

   The New Lender has agreed to waive any default or possible event of default through December 31, 1998, and has agreed to stand still and not to enforce any remedies under the Credit Agreement relating to any default or event of default that has occurred or may occur through May 14, 1999. The New Lender also agreed to deliver releases of its liens on any properties to be sold by the Company until the outstanding balance of $21 million is repaid in full. The Company is not in default of any covenants under the 9 1/2% Senior Subordinated Notes due in May 2007.




                             THE WISER OIL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                        December 31, 1998, 1997 and 1996


   The Company is pursuing several alternatives that would allow it to repay the outstanding balance under the Credit Agreement through the sale of oil and gas properties and/or refinancing. The Company believes the Credit Agreement will be repaid in full on or before May 14, 1999 from the proceeds of property sales and/or refinancing as discussed below.

   On April 13, 1999, the Company entered into a Purchase and Sale Agreement with Prince Minerals, Ltd. to sell certain producing and non-producing mineral interests ("Mineral Properties") for $10 million effective April 1, 1999. The sale is expected to close by April 23, 1999. The producing portion of the oil and gas properties comprising the Mineral Properties represent approximately 2% of the Company's total proved oil and gas reserves at December 31, 1998. The sales proceeds will be used to reduce the outstanding balance under the Credit Agreement to approximately $11 million. The Purchase and Sale Agreement with Prince Minerals, Ltd. is subject to the buyer successfully completing a due diligence review, which was substantially complete as of April 15, 1999. The Company is not aware of and does not anticipate any conditions that would delay or terminate the closing of this sale.

   On April 12, 1999, the Company entered into a Purchase and Sale Agreement with Columbia Natural Resources to sell all of the Company's oil and gas properties in Kentucky, Tennessee and West Virginia ("Appalachia Properties") for $28 million effective April 1, 1999. The sale is expected to close on or before May 12, 1999. The oil and gas properties comprising the Appalachia Properties represent approximately 15% of the Company's total proved oil and gas reserves at December 31, 1998. The sales proceeds will be used to repay in full the outstanding balance under the Credit Agreement, and for general corporate purposes. The Purchase and Sale Agreement with Columbia Natural Resources is also subject to the buyer successfully completing a due diligence review, which was in progress as of April 15, 1999. The Company is not aware of and does not anticipate any conditions that would delay or terminate the closing of this sale.

   In addition, the Company is negotiating several other purchase and sale agreements involving a number of smaller, non-strategic oil and gas properties in Texas and New Mexico that the Company plans to sell for an aggregate sales price in the range of $7 million to $8 million. These sales are expected to close in the second quarter of 1999. The sales proceeds will be used for general corporate purposes.

   The Company is currently negotiating with a bank to obtain a new credit facility. The Company expects to complete the negotiations and obtain a new credit facility in the second quarter of 1999, however successful completion of these negotiations cannot be assured. The Company plans to use any funds provided by a new credit facility to fund capital expenditures and for general corporate purposes. If a new credit facility is available prior to the closing date of the Appalachia Properties sale, the Company may use funds provided by a new credit facility to reduce any existing indebtedness under the Credit Agreement with the New Lender.

   Management of the Company is highly confident that the purchase and sale agreements for the Mineral and Appalachia Properties discussed above will be closed as planned and that the funds provided by the property sales will enable the Company to reduce indebtedness and continue to meet all of its financial obligations while maintaining a smaller level of capital expenditures during 1999.

3. Marketable Securities

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

   The Company recognized a pretax gain of $7,495,000 and $12,977,000 for 1997 and 1996, respectively, from the sale of its marketable securities.

                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996


4.  Long-Term Debt

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

 b. On June 23, 1994, the Company entered into a Credit Agreement with NationsBank of Texas, N. A. as agent, which provided for a term loan to Wiser Canada and a revolving credit facility to the Company. On December 23, 1997, the Credit Agreement was renewed under the same basic terms. The Credit Agreement provides the Company with up to a $150 million line of credit through March 31, 2002. The amounts available for borrowing are determined under formulas related to oil and gas reserves and the Company's borrowing base at December 31, 1998 was $25 million. The indebtedness outstanding under the Credit Agreement is secured by a guaranty from Wiser Canada. Available loan and interest options are (i) Base Rate Advances, at the bank's prime interest rate plus the Applicable Margin and (ii) Eurodollar Advances, at LIBOR plus the Applicable Margin. Based on the amount of outstanding advances, the Applicable Margin ranges between 0% and 1.25% and the commitment fee on the unused borrowing base ranges from 0.25% to 0.375%. The average interest rate during 1998 under the Credit Agreement was 6.15%. The Credit Agreement requires the Company to, among other things, maintain certain financial ratios and imposes certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness. At December 31, 1998 and through March 31, 1999, the Company was not able to maintain one of the financial ratios required by the Credit Agreement. After March 31, 1999 and through April 15, 1999, the Company was not able to maintain two of the financial ratios required by the Credit Agreement. The Company intends to repay the indebtedness under the Credit Agreement in full in 1999. Accordingly, the outstanding balance of $21 million has been classified as a current liability at December 31, 1998 in the accompanying Consolidated Balance Sheets. See Note 2 for further discussion.

                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996




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

   The Company paid $12,375,000 in interest during 1998, $8,120,000 during 1997, and $4,971,000 during 1996.

   Long-term debt consists of the following (000's):

                                                                     December 31,
                                                                 --------------------
                                                                   1998       1997
                                                                 ---------  ---------

   2007 Notes  9.5% interest rate at December 31, 1998.........   $124,452   $124,304
   Credit Agreement - 6.2% interest rate at December 31, 1998..     21,000         --
                                                                  --------  ---------
                                                                   145,452    124,304
   Less current maturities.....................................     21,000         --
                                                                  --------  ---------
                                                                  $124,452   $124,304
                                                                  ========  =========

   The annual requirements for reduction of principal of long-term debt outstanding as of December 31, 1998 are estimated as follows (000's):

   1999....................................................  $     --
   2000....................................................        --
   2001....................................................        --
   2002....................................................        --
   Thereafter..............................................   124,452
                                                           ----------
                                                            $ 124,452
                                                           ==========

                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996

5.  Income Taxes

   The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the accounting procedures established by SFAS No. 109, "Accounting for Income Taxes". The Company paid income taxes of $566,000 in 1997 and $900,000 in 1996.

   Income tax expense (benefit) for the three years ended December 31, 1998 were as follows (000's):

                                                                                                     1998        1997       1996
                                                                                                  -----------  ---------  ---------
      Current:
         Federal................................................................................    $ (1,248)   $   375     $1,911
         State..................................................................................         100        200        105
                                                                                                    --------    -------     ------
                                                                                                      (1,148)       575      2,016
                                                                                                    --------    -------     ------
      Deferred:
         Federal................................................................................      (9,592)      (311)     1,919
         State..................................................................................          --         --        137
                                                                                                    --------    -------     ------
                                                                                                      (9,592)      (311)     2,056
                                                                                                    --------    -------     ------
     Total income tax expense (benefit).........................................................    $(10,740)   $   264     $4,072
                                                                                                    ========    =======     ======

      A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                                                                      1998       1997       1996
                                                                                                    --------    -------     ------
     Statutory federal income tax rate..........................................................        34.0%      34.0%      34.0%
     Statutory depletion in excess of cost basis................................................          --       (5.4)      (2.0)
     Non-deductible Canadian operating loss.....................................................          --         --       22.6
     State taxes, net of federal income taxes...................................................          --        5.8        1.5
     Dividends received credit..................................................................          --       (1.3)      (1.2)
     Non-conventional fuels credit..............................................................          --       (7.3)     (14.6)
     Other......................................................................................        (3.5)     (18.4)      (1.5)
                                                                                                    --------    -------     ------
     Effective tax rate.........................................................................        30.5%       7.4%      38.8%
                                                                                                    ========    =======     ======

      The deferred tax liabilities and assets at December 31, 1998 and 1997 were as follows (000's):

                                                                                                     1998        1997
                                                                                                   ---------   ---------
      Deferred tax liabilities (assets):
       Intangible drilling and development cost.................................................    $ 13,041    $14,966
       Deferred pensions and compensation.......................................................        (296)      (468)
       Alternative minimum tax credit carryforwards.............................................      (3,040)    (3,040)
       Property impairment reserve..............................................................      (2,424)    (1,118)
       Net operating loss carryforward..........................................................      (6,013)        --
       Wiser Canada excess property basis.......................................................      (3,866)    (3,866)
       Valuation allowance......................................................................       3,866      3,866
       Other....................................................................................        (582)       (62)
                                                                                                    --------    -------
                                                                                                    $    686    $10,278
                                                                                                    ========    =======

                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996


   The Company will only realize the benefits of alternative minimum tax credit carryforwards by generating future regular tax liability in excess of alternative minimum tax liability. In addition, the Company will only realize the benefit of the net operating loss carryforward by generating future taxable income. The Company believes it is more likely than not that both the net operating loss carryforward and the alternative minimum tax credits will be fully realized. As of December 31, 1998, Wiser had Canadian net deferred tax assets of $3,866,000 and a valuation allowance has been provided against the Canadian net deferred tax assets at December 31, 1998. Beginning in 1997, Wiser Canada's operating results are included in the Company's consolidated federal income tax return.

6.  Oil and Gas Producing Activities

   Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisitions, exploration and development activities (000's):

                                                                U.S.      Canada      Total
                                                             ----------  ---------  ----------
      December 31, 1998:
      ------------------
      Capitalized Costs:
         Proved properties.................................  $ 261,361   $ 83,668   $ 345,029
         Unproved properties...............................     18,007      4,938      22,945
                                                             ---------   --------   ---------
           Total...........................................    279,368     88,606     367,974
         Accumulated DD&A..................................   (114,769)   (41,825)   (156,594)
                                                             ---------   --------   ---------
         Net capitalized cost..............................  $ 164,599   $ 46,781   $ 211,380
                                                             =========   ========   =========

      Costs Incurred during 1998:
         Property acquisition..............................  $   2,946   $  1,181   $   4,127
         Exploration (A)...................................     12,162      2,147      14,309
         Development.......................................     10,226     11,397      21,623
        (A) U.S. includes $1,615 for exploration in Peru.

      December 31, 1997:
      ------------------
      Capitalized Costs:
         Proved properties.................................  $ 247,809   $ 76,325   $ 324,134
         Unproved properties...............................     17,315      5,206      22,521
                                                             ---------   --------   ---------
           Total...........................................    265,124     81,531     346,655
         Accumulated DD&A..................................    (95,038)   (34,589)   (129,627)
                                                             ---------   --------   ---------
         Net capitalized cost..............................  $ 170,086   $ 46,942   $ 217,028
                                                             =========   ========   =========

      Costs Incurred during 1997:
         Property acquisition..............................  $  22,399   $  5,377   $  27,776
         Exploration.......................................      8,906      3,461      12,367
         Development.......................................     27,380      9,593      36,973

                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996

                                        U.S.      Canada      Total
                                     ----------  ---------  ----------
      December 31, 1996:
      ------------------
      Capitalized Costs:
         Proved properties.........  $ 226,411   $ 62,937   $ 289,348
         Unproved properties.......      9,659      7,709      17,368
                                     ---------   --------   ---------
           Total...................    236,070     70,646     306,716
         Accumulated DD&A..........   (100,016)   (29,094)   (129,110)
                                     ---------   --------   ---------
         Net capitalized cost......  $ 136,054   $ 41,552   $ 177,606
                                     =========   ========   =========

      Costs Incurred during 1996:
         Property acquisition......  $   1,782   $  1,054   $   2,836
         Exploration...............        875      1,888       2,763
         Development...............     33,994      6,230      40,224
         Gas plants................        408         --         408

7.  Employee Pension Plan

   The Company has a noncontributory defined benefit pension plan, which covers substantially all full-time employees. Plan participants become fully vested after five years of continuous service. The retirement benefit formula is based on the employee's earnings, length of service and age at retirement. Contributions required to fund plan benefits are determined according to the Projected Unit Credit Method. The assets of the plan are primarily invested in equity and debt securities. An amendment to the pension plan, effective January 1, 1993, reduced the normal retirement age from 65 years to 62 years. Effective December 11, 1998, the pension plan was further amended to curtail certain pension benefits.

   The net periodic pension costs (000's) and principal assumptions utilized in computing pension expense were as follows:

                                                             1998     1997     1996
                                                            -------  ------  --------

           Current service cost...........................   $ 375   $ 345   $   381
           Interest cost on projected benefit obligation..     729     682       824
           Actual return on assets........................    (711)   (930)    1,890
           Curtailment adjustment.........................    (778)     --        --
           Net amortization and deferral..................     126     384    (2,652)
                                                             -----   -----   -------
           Net periodic pension cost (credit).............   $(259)  $ 481   $   443
                                                             =====   =====   =======

           Discount rate..................................     7.0%    8.0%      8.0%
           Rate of return on plan assets..................     8.5%    8.5%      8.5%
           Rate of increase in compensation levels........     5.0%    5.0%      5.0%


                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996

The following table presents the actuarial valuation of the plan's funded status, as of December 31 (000's):

                                                                     1998      1997      1996
                                                                    -------  --------  --------
        Actuarial present value of pension benefits obligations:
         Vested...................................................   $9,666   $8,212    $8,155
         Nonvested................................................       --      289       415
                                                                     ------   ------    ------
         Accumulated..............................................    9,666    8,501     8,570
         Projected salary increases...............................       --      768       751
                                                                     ------   ------    ------
         Projected benefits obligations...........................    9,666    9,269     9,321
         Plan assets at fair value................................    9,477    8,547     8,010
                                                                     ------   ------    ------
         Plan assets less than projected benefits obligations.....   $  189   $  722    $1,311
                                                                     ======   ======    ======

      Items not yet recognized:
         Unrecognized net gain....................................   $   16   $1,032    $  473
         Unamortized transition amount............................       65       87       121
         Unamortized prior service cost...........................       --     (812)     (957)
                                                                     ------   ------    ------
         Net pension liability....................................   $  270   $1,029    $  948
                                                                     ======   ======    ======

  As a result of the curtailment of certain pension benefits in 1998, the Company's net pension liability was reduced by $778,000.

8.  Employee Savings Plan

   The Company has a qualified Savings Plan available to all employees. An employee may elect to have up to 15% of the employee's base monthly compensation, exclusive of other forms of special or extra compensation, withheld and placed in the Savings Plan account. On a monthly basis, the Company contributes to this account an amount equal to 50% of the employee's contribution, limited to 3% of the employee's base compensation. Company contributions to the Savings Plan were $156,000, $142,000 and $126,000, in 1998, 1997 and 1996, respectively.

                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996


9. Business Segment Information

  In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires reporting of financial and descriptive information about a company's reportable operating segments. The Company has identified only one operating segment, which is the exploration for and production of oil and gas with sales made to domestic and Canadian energy customers. Sales to major customers for the year ended December 31, 1998 were $20,684,000 to Highland Energy Company and $7,656,000 to Koch Oil Co. Ltd. which represented 34% and 13%, respectively, of the Company's total oil and gas revenues. The sales to Koch Oil Co. Ltd. accounted for approximately 55% of the Company's revenues from sales of its Canadian production in 1998. However, due to the nature of the oil and gas industry, the Company is not dependent upon any of these customers. The loss of any major customer would not have a material adverse impact on the Company's business.

  The following table summarizes the oil and gas activity of the Company by geographic area for the years ended December 31, 1998, 1997 and 1996.


                                               U.S.      Canada      Total
                                            ----------  ---------  ----------
     1998:
     -----
     Total revenues.......................   $ 46,328    $14,302    $ 60,630
     Costs and expenses:
       Production and operating...........     22,217      4,312      26,529
       Purchased natural gas..............      1,440         --       1,440
       DD&A...............................     16,548      9,263      25,811
       Property impairments...............      1,766      2,072       3,838
       Exploration........................     13,046      2,282      15,328
       Other operating....................     20,891      1,999      22,890
                                             --------    -------    --------
          Total costs and expenses........     75,908     19,928      95,836
                                             --------    -------    --------
     Earnings (loss) before income taxes..    (29,580)    (5,626)    (35,206)
     Income tax expense (benefit).........    (10,740)        --     (10,740)
                                             --------    -------    --------
     Net income (loss)....................   $(18,840)   $(5,626)   $(24,466)
                                             ========    =======    ========

Identifiable assets (end of year).........   $181,013    $50,797    $231,810
                                             ========    =======    ========


                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996


                                            U.S.      Canada      Total
                                          ---------  ---------  ---------
     1997:
     -----
     Total revenues.....................   $ 71,706   $16,109    $ 87,815
     Costs and expenses:
       Production and operating.........     23,058     4,125      27,183
       Purchased natural gas............      1,622        --       1,622
       DD&A.............................     14,032     8,945      22,977
       Property impairments.............      1,786     1,503       3,289
       Exploration......................      6,956     2,699       9,655
       Other operating..................     16,407     3,099      19,506
                                           --------   -------    --------
          Total costs and expenses......     63,861    20,371      84,232
                                           --------   -------    --------
     Earnings before income taxes.......      7,845    (4,262)      3,583
     Income tax expense.................        264        --         264
                                           --------   -------    --------
     Net income.........................   $  7,581   $(4,262)   $  3,319
                                           ========   =======    ========

     Identifiable assets (end of year)..   $202,474   $52,082    $254,556
                                           ========   =======    ========

     1996:
     -----
     Total revenues.....................   $ 69,595   $17,094    $ 86,689
     Costs and expenses:
       Production and operating.........     20,288     3,682      22,970
       Purchased natural gas............      1,462        --       1,462
       DD&A.............................     11,783     7,870      19,653
       Property impairments.............      7,276     4,836      12,112
       Exploration......................      1,837     2,339       4,176
       Other operating..................      9,475     5,341      14,816
                                           --------   -------    --------
          Total costs and expenses......     52,121    24,068      76,189
                                           --------   -------    --------
     Earnings before income taxes.......     17,474    (6,974)     10,500
     Income tax expense.................      4,072        --       4,072
                                           --------   -------    --------
     Net income.........................   $ 13,402   $(6,974)   $  6,428
                                           ========   =======    ========

     Identifiable assets (end of year)..   $161,687   $46,930    $208,617
                                           ========   =======    ========

10. Stock Compensation Plans

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

                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996



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

   A summary of the status of the Company's two stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended follows:

                                                   1998                      1997                   1996
                                          -----------------------  ------------------------  -----------------------
                                                        Exercise                  Exercise                Exercise
                                            Shares      Price(1)      Shares      Price(1)     Shares     Price(1)
                                          -----------  -----------  -----------  -----------  ---------  -----------
      Outstanding at beginning of year..   1,022,475     $15.62        879,500     $15.02      254,500     $16.88
      Granted...........................      10,500      11.94        164,500      18.87      647,250      14.35
      Exercised.........................          --         --        (15,025)     15.68           --         --
      Expired and cancelled.............      (5,625)     11.25         (6,500)     15.76      (22,250)     16.88
                                          ----------     ------     ----------     ------     --------     ------
      Outstanding at end of year........   1,027,350     $15.61      1,022,475     $15.62      879,500     $15.02
                                          ==========     ======     ==========     ======     ========     ======
      Exercisable at end of year........     868,850     $15.40        773,975     $15.23      145,650     $16.47
                                          ==========     ======     ==========     ======     ========     ======
      Fair value of options granted(1)..       $3.66                     $6.07                   $4.30
                                          ==========                ==========                ========

(1)  Weighted average per option granted.

     667,750 of the 1,027,350 options outstanding at December 31, 1998 have exercise prices between $11 and $15, with a weighted average exercise price of $14.35 and a weighted average remaining contractual life of 7.7 years. 609,750 of these options are currently exercisable with a weighted average exercise price of $14.60. The remaining 359,600 options have exercise prices between $15 and $20, with a weighted average exercise price of $17.94 and a weighted average contractual life of 6.3 years. 259,100 of these options are currently exercisable with a weighted average exercise price of $17.30.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for both the Incentive Plan and the Directors'
     Plan:

                                              1998    1997    1996
                                             ------  ------  ------
                 Risk free interest rate...   5.58%   6.29%   6.36%
                 Expected dividend yields..   1.01%    .64%    .84%
                 Expected lives, in years..   5.00    5.06    4.85
                 Expected volatility.......  25.99%  23.66%  22.22%

                             THE WISER OIL COMPANY

                        December 31, 1998, 1997 and 1996

   Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the following pro forma amounts:

                                                                  1998      1997     1996
                                                               ----------  -------  -------
             Net income (loss) - as reported (in thousands)..   $(24,466)   $3,319   $6,428
             Net income (loss) - pro forma (in thousands)....    (24,685)    2,256    5,576
             Earnings (loss) per share - as reported.........   $  (2.73)   $  .37   $  .72
             Earnings (loss) per share - pro forma...........      (2.76)      .25      .62

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of compensation cost to be expected in future years.

   Share Appreciation Rights Plan

   The Company has a share appreciation rights ("SARs") plan which authorizes the granting of SARs to employees of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs exercise price and the fair market value of the Company's common stock covered by the SARs on the exercise date. The holders of the SARs vest at 25% per year and the SARs expire at the earlier of 5 years or termination of employment. At December 31, 1998, 85,000 SARs were outstanding with an exercise price of $14.63 per share.

11.  Preferred Stock

  In addition to Common Stock, the Company is authorized to issue 300,000 shares of Preferred Stock with a par value of $10 per share, none of which has been issued.

12.  Earnings Per Share

  The Company accounts for earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic EPS is computed by dividing net income by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents consisting of stock options. Previously reported EPS were equivalent to the diluted EPS calculated under SFAS No. 128. Following are the weighted average common shares outstanding used in the computation of basic EPS and diluted EPS for the years ended December 31, 1998, 1997 and 1996 (000's):

                            1998   1997   1996
                            -----  -----  -----

      Basic EPS shares....  8,952  8,949  8,939
                            =====  =====  =====

      Diluted EPS shares..  8,952  8,982  8,954
                            =====  =====  =====


                             THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 1998, 1997 and 1996 (Unaudited)


  The following pages include unaudited supplemental financial information as currently required by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board.

13. Estimated Quantities of Oil and Gas Reserves (Unaudited)

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

                             THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 1998, 1997 and 1996 (Unaudited)

Following is a reconciliation of the Company's estimated net quantities of proved oil and gas reserves, as estimated by independent petroleum consultants.

                                                            Oil (MBbls)                     Gas (MMcf)
                                                   -----------------------------  ------------------------------
                                                    U.S.      Canada      Total     U.S.      Canada     Total
                                                   -------  -----------  -------  --------  ----------  --------
  Balance December 31, 1995......................  28,440        3,768   32,208    84,950      24,965   109,915
    Revisions of previous estimates..............    (301)         (25)    (326)    2,738        (535)    2,203
    Properties sold and abandoned................     (78)          --      (78)      (72)         --       (72)
    Reserves purchased in place..................      12           --       12        17         505       522
    Extensions, discoveries and other additions..   2,040          533    2,573    10,787       1,705    12,492
    Production...................................  (2,033)        (744)  (2,777)   (8,874)     (2,809)  (11,683)
                                                   ------        -----   ------   -------      ------   -------
  Balance December 31, 1996......................  28,080        3,532   31,612    89,546      23,831   113,377
    Revisions of previous estimates..............  (2,614)         274   (2,340)    1,208       1,988     3,196
    Properties sold and abandoned................    (810)        (344)  (1,154)     (902)     (2,606)   (3,508)
    Reserves purchased in place..................   1,493        1,013    2,506     8,961          --     8,961
    Extensions, discoveries and other additions..   1,205          653    1,858     7,601       2,667    10,268
    Production...................................  (2,037)        (724)  (2,761)   (9,466)     (2,734)  (12,200)
                                                   ------        -----   ------   -------      ------   -------
  Balance December 31, 1997......................  25,317        4,404   29,721    96,948      23,146   120,094
    Revisions of previous estimates..............  (2,773)         689   (2,084)   (4,001)      1,362    (2,639)
    Properties sold and abandoned................    (215)        (118)    (333)     (237)       (882)   (1,119)
    Reserves purchased in place..................   2,686           --    2,686       319          --       319
    Extensions, discoveries and other additions..     407          306      713    12,971       4,111    17,082
    Production...................................  (1,837)        (878)  (2,715)  (10,535)     (3,221)  (13,756)
                                                   ------        -----   ------   -------      ------   -------
  Balance December 31, 1998......................  23,585        4,403   27,988    95,465      24,516   119,981
                                                   ======        =====   ======   =======      ======   =======

Proved Developed Reserves at December 31, (1):
    1995.........................................  17,939        3,617   21,556    77,915      24,111   102,026
    1996.........................................  24,892        3,225   28,117    80,652      22,477   103,129
    1997.........................................  23,798        4,404   28,202    87,688      21,771   109,459
    1998.........................................  22,701        4,253   26,954    86,610      23,736   110,346

   (1) Reserve volumes as assigned by third party engineers have been increased to reflect the effect of the Alberta Royalty Tax Credit refund. Total proved and proved developed reserves were increased by 186 MBBL and 1,258 MMCF for 1996, 364 MBBL and 1,914 MMCF for 1997 and 389 MBBL and 2,088 MMCF for 1998.

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

                             THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 1998, 1997 and 1996 (Unaudited)

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

   The following are the Company's estimated standardized measure of discounted future net cash flows from proved reserves (000's):

                                                                     U.S.        Canada       Total
                                                                 ------------  ----------  ------------
       December 31, 1998:
       ------------------
       Future cash flows.......................................   $  440,715    $ 87,869    $  528,584
       Future production and development costs.................     (278,468)    (31,147)     (309,615)
       Future income tax expense...............................      (15,091)     (5,063)      (20,154)
                                                                  ----------    --------    ----------
       Future net cash flows...................................      147,156      51,659       198,815
       10% Annual discount for estimated timing of cash flows..      (67,065)    (18,518)      (85,583)
                                                                  ----------    --------    ----------
        Standardized measure of discounted cash flows..........   $   80,091    $ 33,141    $  113,232
                                                                  ==========    ========    ==========

       December 31, 1997:
       ------------------
       Future cash flows.......................................   $  650,810    $ 98,143    $  748,953
       Future production and development costs.................     (357,598)    (32,062)     (389,660)
       Future income tax expense...............................      (60,477)     (6,512)      (66,989)
                                                                  ----------    --------    ----------
       Future net cash flows...................................      232,735      59,569       292,304
       10% Annual discount for estimated timing of cash flows..      (97,116)    (20,699)     (117,815)
                                                                  ----------    --------    ----------
        Standardized measure of discounted cash flows..........   $  135,619    $ 38,870    $  174,489
                                                                  ==========    ========    ==========

       December 31, 1996:
       ------------------
       Future cash flows.......................................   $1,029,971    $116,203    $1,146,174
       Future production and development costs.................     (415,276)    (25,175)     (440,451)
       Future income tax expense...............................     (172,024)         --      (172,024)
                                                                  ----------    --------    ----------
       Future net cash flows...................................      442,671      91,028       533,699
       10% Annual discount for estimated timing of cash flows..     (187,332)    (29,187)     (216,519)
                                                                  ----------    --------    ----------
       Standardized measure of discounted cash flows...........   $  255,339    $ 61,841    $  317,180
                                                                  ==========    ========    ==========


                             THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 1998, 1997 and 1996 (Unaudited)

The following are the sources of changes in the standardized measure of discounted net cash flows (000's):

                                                               1998        1997        1996
                                                            ----------  ----------  ----------

  Standardized measure, beginning of year.................   $174,489   $ 317,180    $194,602
  Sales, net of production costs..........................    (31,445)    (47,959)    (46,580)
  Net change in price and production costs................    (78,321)   (204,859)    142,806
  Reserves purchased in place.............................      1,817      30,570         581
  Extensions, discoveries and improved recoveries.........     11,259      11,751      42,582
  Change in future development costs......................      9,316      16,339      27,080
  Revisions of previous quantity estimates and disposals..     (4,846)     (6,992)        314
  Sales of reserves in place..............................     (1,698)    (10,756)       (987)
  Accretion of discount...................................     21,007      41,431      23,542
  Changes in timing and other.............................    (13,327)    (33,752)    (10,440)
  Net change in income taxes..............................     24,981      61,536     (56,320)
                                                             --------   ---------    --------
  Standardized measure, end of year.......................   $113,232   $ 174,489    $317,180
                                                             ========   =========    ========

14.  Quarterly Financial Data

  The supplementary financial data in the table below for each quarterly period within the years ended December 31, 1998 and 1997 are derived from the unaudited consolidated financial statements of the Company.

                                         Net      Earnings
                                       Income      (Loss)
                           Revenues    (Loss)    Per Share
                           ---------  ---------  ----------
                            (000's)    (000's)
      1998:
         First quarter...   $17,415    $(3,556)      $(.40)
         Second quarter..    16,019     (4,675)       (.52)
         Third quarter...    13,833     (8,153)       (.91)
         Fourth quarter..    13,363     (8,082)       (.90)

      1997:
         First quarter...   $25,575    $ 6,141       $ .69
         Second quarter..    17,826     (1,944)       (.22)
         Third quarter...    17,027     (1,878)       (.21)
         Fourth quarter..    27,387      1,000         .11

                             THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 1998, 1997 and 1996 (Unaudited)

15.  Summary of Guaranties of 9 1/2% Senior Subordinated Notes

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

                             THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 1998, 1997 and 1996 (Unaudited)


                                                   Subsidiary Guarantors
                                          -------------------------------------------
                                                                  The Wiser
                                          Wiser        T.W.O.C.   Marketing  Combined
                                          Canada(1)    Inc.       Company    Total
                                          --------     --------   ---------  --------
Revenues:
  For the Year Ended December 31, 1998..  $ 14,303      $     1      $2,141  $ 16,445
  For the Year Ended December 31, 1997..    16,109        7,687       2,304    26,100
  For the Year Ended December 31, 1996..    17,094       16,304       2,237    35,635

Earnings (Loss) Before Income Taxes:
  For the Year Ended December 31, 1998..  $ (5,626)     $   (14)     $  243  $ (5,397)
  For the Year Ended December 31, 1997..    (4,262)       7,671         231     3,640
  For the Year Ended December 31, 1996..    (6,974)      16,287         338     9,651

Net Income (Loss):
  For the Year Ended December 31, 1998..  $ (3,882)     $   (10)     $  168  $ (3,724)
  For the Year Ended December 31, 1997..    (3,947)       7,103         214     3,370
  For the Year Ended December 31, 1996..    (6,974)      12,492         259     5,777

Current Assets:
  December 31, 1998.....................  $  3,782      $     3      $  213  $  3,998
  December 31, 1997.....................     4,808           44         165     5,017
  December 31, 1996.....................     4,958           53         170     5,181

Total Assets:
  December 31, 1998.....................  $ 50,797      $     3      $  526  $ 51,326
  December 31, 1997.....................    52,083           44         492    52,619
  December 31, 1996.....................    39,132        7,229         718    47,079

Current Liabilities:
  December 31, 1998.....................  $  4,806      $    --      $  361  $  5,167
  December 31, 1997.....................     6,646           --         250     6,896
  December 31, 1996.....................     4,931           --         508     5,439

Noncurrent Liabilities:
  December 31, 1998.....................  $ 17,846      $    --      $   --  $ 17,846
  December 31, 1997.....................     9,474           --          --     9,474
  December 31, 1996.....................    52,439        2,227          --    54,666

Stockholders' Equity (Deficit):
  December 31, 1998.....................  $ 28,145      $     3      $  165  $ 28,313
  December 31, 1997.....................    35,963           44         242    36,249
  December 31, 1996.....................   (18,238)       5,002         210   (13,026)

(1) Includes the accounts of Wiser Oil Delaware, Inc., Wiser Delaware LLC and The Wiser Oil Company of Canada.