Form 10-Q
period 1999-03-31
WISER OIL CO
filed 1999-05-17
CIK 107874

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR QUARTER ENDED MARCH 31, 1999 COMMISSION FILE NUMBER 0-5426

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

             x
           -----             ____
            Yes               No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                             Outstanding at March 31, 1999
        -------------                         -----------------------------
        $3 par value                                    8,951,965

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

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                    MARCH 31,   DECEMBER 31,
                                                                      1999         1998
                                                                   ----------   ----------
                                                                   (000's) except share data
ASSETS
Current Assets:
 Cash and cash equivalents....................................     $    2,614   $    2,779
 Accounts receivable..........................................          9,149        9,102
 Inventories..................................................            612          669
 Income taxes receivable......................................          1,270        1,270
 Prepaid expenses.............................................          1,218        1,035
                                                                   -----------------------
    Total current assets......................................         14,863       14,855
                                                                   -----------------------

Property, Plant and Equipment, at cost:
 Oil and gas properties (successful efforts method)...........        370,568      367,974
 Other properties.............................................          5,443        5,523
                                                                   -----------------------
                                                                      376,011      373,497
 Accumulated depreciation, depletion and amortization.........       (165,861)    (160,202)
                                                                   -----------------------
 Net property, plant and equipment............................        210,150      213,295
Other Assets..................................................          3,532        3,660
                                                                   -----------------------
                                                                   $  228,545   $  231,810
                                                                   ============ ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable.............................................     $    9,471   $   10,473
 Current portion of long-term debt............................         21,000       21,000
 Accrued liabilities..........................................          5,541        2,730
                                                                   -----------------------
   Total current liabilities..................................         36,012       34,203
                                                                   -----------------------
Long Term Debt................................................        124,472      124,452
Deferred Benefit Cost.........................................            369          378
Deferred Income Taxes.........................................             --          686
Stockholders' Equity:
  Common stock - $3 par value; 20,000,000 shares authorized;
  shares issued - 9,128,169; shares outstanding - 8,951,965...         27,385       27,385
 Paid-in capital..............................................          3,223        3,223
 Retained earnings............................................         38,732       43,090
 Foreign currency translation.................................          1,081        1,122
 Treasury stock; 176,204 shares, at cost......................         (2,729)      (2,729)
                                                                   -----------------------
   Total stockholders' equity.................................         67,692       72,091
                                                                   -----------------------
                                                                   $  228,545   $  231,810
                                                                   =======================

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                                                           THE WISER OIL COMPANY

                            THE WISER OIL COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)

                                                    FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                     ------------------
                                                     1999            1998
                                                  -----------    -----------
                                                 (000's except per share data)
Revenues:
  Oil and gas sales.........................      $    11,605    $    17,074
  Dividends and interest....................               26            145
  Other.....................................              240            196
                                                  --------------------------
                                                       11,871         17,415
                                                  --------------------------

Costs and Expenses:
  Production and operating..................            5,322          6,162
  Purchased natural gas.....................              336            388
  Depreciation, depletion and amortization..            5,438          6,841
  Exploration...............................              894          3,353
  General and administrative................            1,519          2,426
  Interest expense..........................            3,406          3,146
                                                  --------------------------
                                                       16,915         22,316
                                                  --------------------------

Earnings (Loss) Before Income Taxes.........           (5,044)        (4,901)
Income Tax Expense (Benefit)................             (686)        (1,345)
                                                  --------------------------

NET INCOME (LOSS)...........................           (4,358)        (3,556)

Retained Earnings, beginning of period......           43,090         68,630
Dividends Paid..............................               --           (268)
                                                  --------------------------
Retained Earnings, end of period............      $    38,732    $    64,806
                                                  ==========================

Weighted Average Outstanding Shares.........            8,952          8,952
                                                  ==========================

Earnings (Loss) Per Share:
  Basic.....................................      $     (0.49)   $     (0.40)
                                                  ==========================

  Diluted...................................      $     (0.49)   $     (0.40)
                                                  ==========================

Cash Dividends Per Share....................      $        --    $      0.03
                                                  ==========================

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   For the Three Months Ended March 31, 1999

                                                                            Foreign
                                            Common    Paid-in  Retained     Currency    Treasury
                                  Total      Stock    Capital  Earnings   Translation     Stock
                                ---------  ---------  -------  ---------  ------------  ---------
                                                                (000's)

December 31, 1998.............  $ 72,091   $ 27,385   $ 3,223  $ 43,090   $     1,122   $ (2,729)

  Net income (loss)               (4,358)        --        --    (4,358)           --         --
  Other comprehensive income
     (loss), net of tax.......       (41)        --        --        --           (41)        --
                                --------
Comprehensive income (loss)...    (4,399)

Dividends paid................        --         --        --        --            --         --
                                --------   --------   -------  --------   -----------   --------

MARCH 31, 1999................  $ 67,692   $ 27,385   $ 3,223  $ 38,732   $     1,081   $ (2,729)
                                ========   ========   =======  ========   ===========   ========





The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                   ----------------------
                                                                      1999        1998
                                                                   ----------  ----------
                                                                          (000's)
Cash Flows From Operating Activities:
   Net Income (Loss).............................................  $   (4,358) $   (3,556)
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................       5,438       6,841
     Deferred income taxes.......................................        (686)       (448)
     Property sales losses (gains)...............................          12         (22)
     Foreign currency translation................................         (41)       (105)
     Exploration expense.........................................         894       3,353
     Amortization of other assets................................         121         146
     Other Changes:
       Accounts receivable.......................................         (47)      1,082
       Inventories...............................................          57          22
       Income taxes receivable...................................          --        (947)
       Prepaid expenses..........................................        (183)       (696)
       Other assets..............................................          27           -
       Accounts payable..........................................      (1,002)       (954)
       Accrued liabilities.......................................       2,811      (1,384)
       Deferred benefits cost....................................          (9)        111
                                                                   ----------  ----------
          Operating Cash Flows...................................       3,034       3,443
                                                                   ----------  ----------

Cash Flows From Investing Activities:
   Capital and exploration expenditures..........................      (3,517)    (17,184)
   Proceeds from sales of property, plant and equipment..........         318       1,281
                                                                   ----------  ----------
          Investing Cash Flows...................................      (3,199)    (15,903)
                                                                   ----------  ----------
Cash Flows From Financing Activities:
   Long term debt issued.........................................          --       4,486
   Dividends paid................................................          --        (268)
                                                                   ----------  ----------
          Investing Cash Flows...................................          --       4,218
                                                                   ----------  ----------

Net Increase (Decrease) In Cash..................................        (165)     (8,242)
Cash and Cash Equivalents, beginning of period...................       2,779      13,255
                                                                   ----------  ----------
Cash and Cash Equivalents, end of period.........................  $    2,614  $    5,013
                                                                   ==========  ==========


The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  LIQUIDITY

  On April 21, 1999, the Company completed the sale of certain producing and non-producing mineral interests ("Mineral Properties") to Prince Minerals, Ltd. for $10 million. The $10 million of sales proceeds were used to reduce the outstanding principal balance under the Credit Agreement to $11 million. The producing portion of the oil and gas properties comprising the Mineral Properties represent approximately 2% of the Company's total proved oil and gas reserves at December 31, 1998. The Company will recognize a gain of approximately $1.1 million from the sale of the Mineral Properties in the second quarter of 1999.

  On May 11, 1999 the Company entered into a $25 million Senior Secured Reducing Revolver ("BankOne Revolver") with Bank One, Texas, NA and also on May 11, 1999 the Company borrowed $11 million under the BankOne Revolver to repay in full the outstanding principal balance of $11 million under the Credit Agreement.

  On May 12, 1999, the Company completed the sale of its oil and gas properties in Kentucky, Tennessee and West Virginia ("Appalachia Properties") for $28 million to Columbia Natural Resources. Approximately $10.5 million of the sale proceeds were used by the Company to reduce the outstanding principal balance under the BankOne Revolver from $11 million to $0.5 million. The remainder of the Appalachia Properties sales proceeds will be used by the Company to fund capital expenditures and for general corporate purposes. The oil and gas properties comprising the Appalachia Properties represent approximately 15% of the Company's total proved oil and gas reserves at December 31, 1998. The Company will recognize a gain of approximately $2.7 million from the sale of the Appalachia Properties in the second quarter of 1999.

  In addition, the Company has agreed to sell a number of smaller, non-strategic oil and gas properties in Texas and New Mexico for an aggregate sales price of $4.3 million. This sale is expected to close by May 18, 1999. The sales proceeds will be used to fund capital expenditures and for general corporate purposes.

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

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (continued)

                                                  THE WISER OIL COMPANY
                                                   SUBSIDIARY GUARANTORS
                                        --------------------------------------------
                                                                THE WISER
                                           WISER     T.W.O.C.   MARKETING  COMBINED
                                         Canada(1)     INC.      COMPANY     TOTAL
                                        -----------  ---------  ---------  ---------
(000's)
REVENUES
--------
For the quarter ended March 31, 1999..   $ 3,158          $ -        $523   $ 3,681
For the quarter ended March 31, 1998..     3,780            1         559     4,340

INCOME (LOSS) BEFORE INCOME TAXES
---------------------------------
For the quarter ended March 31, 1999..   $  (510)         $ -        $ 68   $  (442)
For the quarter ended March 31, 1998..      (709)          (3)         66      (646)

NET INCOME (LOSS)
-----------------
For the quarter ended March 31, 1999..   $  (510)         $ -        $ 68   $  (442)
For the quarter ended March 31, 1998..      (518)          (2)         48      (472)

CURRENT ASSETS
--------------
March 31, 1999........................   $ 4,041          $ 3        $157   $ 4,201
December 31, 1998.....................     3,782            3         213     3,998

TOTAL ASSETS
------------
March 31, 1999........................   $51,255          $ 3        $569   $51,827
December 31, 1998.....................    50,797            3         526    51,326

CURRENT LIABILITIES
-------------------
March 31, 1999........................   $ 6,419          $ -        $336   $ 6,755
December 31, 1998.....................     4,806            -         361     5,167

NONCURRENT LIABILITIES
----------------------
March 31, 1999........................   $17,898          $ -        $  -   $17,898
December 31, 1998.....................    17,846            -           -    17,846

STOCKHOLDER'S EQUITY
--------------------
March 31, 1999........................   $26,938          $ 3        $233   $27,174
December 31, 1998.....................    28,145            3         165    28,313

(1) Includes the accounts of Wiser Oil Delaware, Inc., Wiser Delaware LLC and The Wiser Oil Company of Canada.

See other notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        COMPARISON OF QUARTERS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     Revenues for the first quarter of 1999 decreased $5.5 million or 32% from the first quarter of 1998, due primarily to lower oil and gas prices and lower oil production. Oil sales for the first quarter of 1999 were $4.2 million lower than the first quarter of 1998 as the average price received for oil sales in the first quarter of 1999 was $10.94 per barrel, down $3.14 per barrel or 22% from the first quarter of 1998. Net oil production for the first quarter of 1999 was 499,000 barrels, down 27% from 683,000 barrels in the first quarter of 1998. The decline in oil production is attributable primarily to the Maljamar field which produced 160,000 barrels of oil in the first quarter of 1999 compared to 258,000 barrels in the first quarter of 1998. Development of the Maljamar field was substantially completed in 1998 and the decline in oil production is consistent with the Company's expectations. Gas sales for the first quarter of 1999 were $1.2 million lower than the first quarter of 1998. Gas production for the first quarter of 1999 was 3,304 MMCF, down 124 MMCF or 4% from the first quarter of 1998. The average price received for gas sales during the first quarter of 1999 was $1.68 per mcf, a decrease of $0.28 per mcf or 14% from the first quarter of 1998. During the first quarter of 1999, oil and gas sales were increased $0.1 million from the Company's hedging activities. There were no hedging activities in the first quarter of 1998.

     Production and operating expense for the first quarter of 1999 decreased $0.8 million or 14% from the first quarter of 1998 primarily as a result of lower production taxes associated with lower oil and gas prices received in the first quarter of 1999. On a BOE basis (excluding 148 MMCF and 165 MMCF of gas purchased for resale during the first quarter of 1999 and 1998, respectively), production and operating expense during the first quarter of 1999 increased to $4.85 per BOE or 3% from $4.73 per BOE during the first quarter of 1998. Depreciation, depletion and amortization, ("DD&A") for the first quarter of 1999, decreased $1.4 million or 21% from the first quarter of 1998 due primarily to lower BOE production. Exploration expense for the first quarter of 1999 was $0.9 million, down $2.5 million from the first quarter of 1998 due to substantial reductions in exploration activity during the first quarter of 1999. General and administrative expense in the first quarter of 1999 was $1.5 million, down $0.9 million lower than the first quarter of 1998 due to substantial reductions in office staff that were made in December 1998.
Interest expense during the first quarter of 1999 was $0.3 million or 8% higher than the first quarter of 1998 due to borrowings under the Credit Agreement. The effective income tax rate for the first quarter of 1999 was 14% compared to 27% in the first quarter of 1998. The net loss before income taxes of $5.0 million in the first quarter of 1999 will generate income tax benefits only if the net loss can be carried forward and applied against future taxable income. Since full realization of the future income tax benefits associated with the net loss can not be reasonably assured at this time, income tax benefits were recognized only to the extent of the Company's existing deferred income tax liability of $0.7 million in the first quarter of 1999.

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  COMPARISON OF QUARTERS ENDED MARCH 31, 1999 AND MARCH 31, 1998 (CONTINUED)

     The Company realized a net loss of $4.4 million and net loss per share of $0.49 in the first quarter of 1999 compared to a net loss of $3.6 million and net loss per share of $0.40 during the first quarter of 1998.

     Operating cash flows during the first quarter of 1999 were $3.0 million, down $0.4 million from the first quarter of 1998 primarily as a result of decreased oil and gas sales combined with an increase in accrued liabilities. Capital and exploration expenditures during the first quarter of 1999 were $3.5 million, down $13.7 million from $17.2 million during the first quarter of 1998. The Company has reduced its capital and exploration budget for 1999 to a range of $4 million to $5 million. On a cash basis, the Company paid $0.3 million in interest expense in the first quarter of 1999 and no income taxes were paid in the first quarter of 1999.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  In February, March and April of 1999, the Company entered into forward sale agreements to hedge a portion of the Company's oil and gas production as follows:

     Period                               Daily Volume - Product         Price (Floor / Ceiling)
     ------                               ----------------------         -----------------------
     March 1, 1999 to July 31, 1999       23,832 MMBTU - Natural Gas     $1.72 per MMBTU
     May 1, 1999 to August 31, 1999       800 Bbls - Crude Oil           $13.40 per Bbl
     May 1, 1999 to August 31, 1999       455 Bbls - Crude Oil           $14.50 / 16.60 per Bbl
     May 1, 1999 to September 30, 1999    500 Bbls - Crude Oil           $13.00 / 17.35 per Bbl

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

     During the first quarter of 1999, oil and gas sales were increased $0.1 million from the Company's hedging activities. As a result of property sales completed in May 1999, the Company intends to settle the hedge relating to approximately 10,200 MMBTU per day of natural gas for the forward months of June and July 1999 prior to May 31, 1999. The cost to settle this hedge is estimated to range from $200,000 to $300,000.

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

     In 1998 and the first quarter of 1999, the Company's U.S. and Canadian computerized accounting systems were upgraded to versions which are Y2K compliant. These upgrades were completed at a nominal cost to the Company. In addition, the Company's personal computer systems were analyzed for Y2K compliance during 1998 and certain components were upgraded at a nominal cost to the Company. Virtually all of the Company's personal computer systems are currently Y2K compliant. Wiser is currently reviewing computer-controlled oil field equipment for Y2K compliance and expects the suppliers of such equipment to provide upgrades or modifications, if necessary, before the end of 1999 at a nominal cost to the Company. Wiser is also in the process of surveying its primary business partners to seek assurances that they will be Y2K compliant during 1999. Despite these efforts to seek assurances, the Company cannot provide assurance that all significant business partners will achieve Y2K compliance in a timely manner. If there is a high risk that a business partner will not be Y2K compliant in a timely manner, a contingency plan will be developed or an alternate business partner will be used to minimize the Y2K risk. The Company plans to perform Y2K testing of both office and field equipment in the third quarter of 1999.


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



                                         THE WISER OIL COMPANY
                                      ---------------------------------
                                         (Registrant)



Date:  May 17, 1999                     /s/ Andrew J. Shoup, Jr.
                                      ---------------------------------
                                        Andrew J. Shoup, Jr.
                                        President and
                                        Chief Executive Officer



Date:  May 17, 1999                     /s/ Lawrence J. Finn
                                      ---------------------------------
                                        Lawrence J. Finn
                                        Vice President, Finance and
                                        Chief Financial Officer

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

                               INDEX TO EXHIBITS

Exhibit
Number    Exhibit
------    -------

27        Financial Data Schedule

+ Filed herewith.