Form 10-Q
period 1999-06-30
WISER OIL CO
filed 1999-08-13
CIK 107874

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended June 30, 1999 Commission file number 0-5426

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

             X
           -----              -----
            Yes                 No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                             Outstanding at June 30, 1999
       --------------                         ----------------------------
        $3 par value                                          8,951,965




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

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                 June 30,   December 31,
                                                                   1999         1998
                                                                  --------    --------
                                                                (000's) except share data
Assets
Current Assets:
 Cash and cash equivalents ($992 restricted at June 30, 1999).  $  18,745      $   2,779
 Accounts receivable..........................................      8,890          9,102
 Inventories..................................................        316            669
 Income taxes receivable......................................      1,270          1,270
 Prepaid expenses.............................................      1,340          1,035
                                                                ------------------------
    Total current assets......................................     30,561         14,855
                                                                ------------------------

Property, Plant and Equipment, at cost:
 Oil and gas properties (successful efforts method)...........    274,067        367,974
 Other properties.............................................      3,736          5,523
                                                                ------------------------
                                                                  277,803        373,497
 Accumulated depreciation, depletion and amortization.........   (108,721)      (160,202)
                                                                ------------------------
 Net property, plant and equipment............................    169,082        213,295
Other Assets..................................................      3,631          3,660
                                                                ------------------------
                                                                $ 203,274      $ 231,810
                                                                ========================

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable.............................................  $   9,073      $  10,473
 Current portion of long-term debt............................          -         21,000
 Accrued liabilities..........................................      2,265          2,730
                                                                ------------------------
   Total current liabilities..................................     11,338         34,203
                                                                ------------------------
Long Term Debt................................................    124,989        124,452
Deferred Benefit Cost.........................................        361            378
Deferred Income Taxes.........................................          -            686
Stockholders' Equity:
 Common stock - $3 par value; 20,000,000 shares authorized;
  shares issued - 9,128,169; shares outstanding - 8,951,965...     27,385         27,385
 Paid-in capital..............................................      3,223          3,223
 Retained earnings............................................     37,677         43,090
 Foreign currency translation.................................      1,030          1,122
 Treasury stock; 176,204 shares, at cost......................     (2,729)        (2,729)
                                                                ------------------------
   Total stockholders' equity.................................     66,586         72,091
                                                                ------------------------
                                                                $ 203,274      $ 231,810
                                                                ========================

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)

                                                  For the Three Months            For the Six Months
                                                  --------------------            ------------------
                                                     Ended June 30,                 Ended June 30,
                                                    ---------------                 --------------
                                                   1999          1998               1999       1998
                                                  -------      -------             ------     ------
                                                            (000's except per share data)
Revenues:
  Oil and gas sales.........................         $10,964    $15,471              $22,569   $ 32,545
  Dividends and interest....................             139         67                  165        212
  Other.....................................           2,875        481                3,115        677
                                                     --------------------------------------------------
                                                      13,978     16,019               25,849     33,434
                                                     --------------------------------------------------
Costs and Expenses:
  Production and operating..................           4,532      6,273                9,854     12,435
  Purchased natural gas.....................               -        350                  336        738
  Depreciation, depletion and amortization..           4,650      6,821               10,088     13,662
  Exploration...............................             481      3,654                1,375      7,007
  General and administrative................           1,772      2,553                3,291      4,979
  Interest expense..........................           3,598      3,227                7,004      6,373
                                                     --------------------------------------------------
                                                      15,033     22,878               31,948     45,194
                                                     --------------------------------------------------

Earnings (Loss) Before Income Taxes.........          (1,055)    (6,859)              (6,099)   (11,760)
Income Tax Expense (Benefit)................               -     (2,184)                (686)    (3,529)
                                                     --------------------------------------------------

NET INCOME (LOSS)...........................          (1,055)    (4,675)              (5,413)    (8,231)

Retained Earnings, beginning of period......          38,732     64,806               43,090     68,630
Dividends Paid..............................               -       (269)                   -       (537)
                                                     --------------------------------------------------
Retained Earnings, end of period............         $37,677    $59,862              $37,677   $ 59,862
                                                     ==================================================

Weighted Average Outstanding Shares.........           8,952      8,952                8,952      8,952
                                                     ==================================================
Earnings (Loss) Per Share:
  Basic.....................................          ($0.12)    ($0.52)              ($0.60)    ($0.92)
                                                     ==================================================

  Diluted...................................          ($0.12)    ($0.52)              ($0.60)    ($0.92)
                                                     ==================================================

Cash Dividends Per Share....................         $     -      $0.03              $     -   $   0.06
                                                     ==================================================


     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                             THE WISER OIL COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     For the Six Months Ended June 30, 1999



                                                                            Foreign
                                            Common    Paid-in  Retained     Currency    Treasury
                                  Total      Stock    Capital  Earnings   Translation     Stock
                                  -----      -----    -------  ---------  ------------    ------
                                                                (000's)
December 31, 1998.............   $72,091    $27,385    $3,223   $43,090        $1,122    $(2,729)

Net income (loss)                 (4,358)        --        --    (4,358)           --         --
  Other comprehensive income
     (loss), net of tax.......       (41)        --        --        --           (41)        --
                                 -------
Comprehensive income (loss)...               (4,399)

Dividends paid................        --         --        --        --            --         --
                                 -------   --------   -------  --------   -----------   --------

March 31, 1999................   $67,692    $27,385    $3,223   $38,732        $1,081    $(2,729)

  Net income (loss)               (1,055)        --        --    (1,055)           --         --
  Other comprehensive income
     (loss), net of tax.......       (51)        --        --        --           (51)        --
                                 -------
Comprehensive income (loss)...               (1,106)

Dividends paid................        --         --        --        --            --         --
                                 -------   --------   -------  --------   -----------   --------

June 30, 1999.................   $66,586    $27,385    $3,223   $37,677        $1,030    $(2,729)
                                 =======   ========   =======  ========   ===========   ========




The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    For the Six Months
                                                                   --------------------
                                                                      Ended June 30,
                                                                      --------------
                                                                     1999       1998
                                                                    ------     ------
                                                                      (000's)
Cash Flows From Operating Activities:
   Net Income (Loss).............................................  $ (5,413)  $ (8,231)
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................    10,088     13,662
     Deferred income taxes.......................................      (686)    (1,176)
     Property sale gains.........................................    (2,922)      (391)
     Foreign currency translation................................       (92)        67
     Exploration expense.........................................     1,375      7,007
     Amortization of other assets................................       242        292
     Other Changes:
       Accounts receivable.......................................       212      2,458
       Inventories...............................................        58        (27)
       Income taxes receivable...................................         -     (2,331)
       Prepaid expenses..........................................      (305)      (890)
       Other assets..............................................      (176)       509
       Accounts payable..........................................    (1,400)    (7,010)
       Accrued liabilities.......................................      (465)       (31)
       Deferred benefits cost....................................       (17)        79
                                                                   -------------------
          Operating Cash Flows...................................       499      3,987
                                                                   -------------------

Cash Flows From Investing Activities:
   Capital and exploration expenditures..........................    (4,890)   (28,700)
   Proceeds from sales of property, plant and equipment..........    40,857      2,053
                                                                   -------------------
          Investing Cash Flows...................................    35,967    (26,636)
                                                                   -------------------

Cash Flows From Financing Activities:
   Long term debt issued.........................................         -     10,000
   Payments on long term debt....................................   (20,500)         -
   Dividends paid................................................         -       (537)
                                                                   -------------------
          Investing Cash Flows...................................   (20,500)     9,463
                                                                   -------------------

Net Increase (Decrease) In Cash..................................    15,966    (13,197)
Cash and Cash Equivalents, beginning of period...................     2,779     13,255
                                                                   -------------------
Cash and Cash Equivalents, end of period.........................  $ 18,745   $     58
                                                                   ===================


The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                             THE WISER OIL COMPANY

Notes to Financial Statements

Note 1. Hedging Activities

  In the first half of 1999, the Company entered into forward sale agreements to hedge a portion of the Company's oil and gas production as follows:

Period                                      Daily Volume - Product     Price (Floor / Ceiling)
------                                     -----------------------     ----------------------
     March 1, 1999 to July 31, 1999       23,832 MMBTU - Natural Gas  $1.72 per MMBTU
     May 1, 1999 to August 31, 1999       800 Bbls - Crude Oil        $13.40 per Bbl
     May 1, 1999 to August 31, 1999       455 Bbls - Crude Oil        $14.50 / 16.60 per Bbl (a)
     May 1, 1999 to September 30, 1999    500 Bbls - Crude Oil        $13.00 / 17.35 per Bbl (b)
     August 1999                          2,675 Bbls - Crude Oil      $16.50 / 20.00 per Bbl (a)
     September 1999                       3,900 Bbls - Crude Oil      $16.50 / 20.00 per Bbl (a)
     October 1999                         4,200 Bbls - Crude Oil      $16.50 / 20.00 per Bbl (a)
     November 1999                        4,300 Bbls - Crude Oil      $16.50 / 20.00 per Bbl (a)
     December 1999                        4,200 Bbls - Crude Oil      $16.50 / 20.00 per Bbl (a)


    (a) These are "collar" hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

    (b) The 500 Bbls per day crude oil hedge is also a "collar" hedge whereby the Company will receive the actual market price if the actual market price is between $15.00 per Bbl and the ceiling price of $17.35 per Bbl. If the actual market price is between the floor price of $13.00 per Bbl and $15.00 per Bbl, the Company will receive $15.00 per Bbl. If the actual market price is less than the floor price of $13.00 per Bbl, the Company will receive the actual market price plus $2.00 per Bbl. If the actual market price is above the ceiling price of $17.35 per Bbl, the price received by the Company will be limited to $17.35 per Bbl.

  During the first half of 1999, oil and gas sales were reduced by $0.5 million from the Company's hedging activities.

                             THE WISER OIL COMPANY

Note 2. Summary of Guaranties of 9 1/2% Senior Subordinated Notes

     In May 1998, the Company issued $125 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by certain wholly owned subsidiaries of the Company (the "Subsidiary Guarantors"). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the "Initial Subsidiary Guarantors"). Except for two wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company's direct and indirect subsidiaries.

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

                             THE WISER OIL COMPANY


                                                    THE WISER OIL COMPANY
                                                    Subsidiary Guarantors
                                        ---------------------------------------------
                                                                 The Wiser
                                            Wiser     T.W.O.C.   Marketing  Combined
(000's)                                   Canada(1)     Inc.      Company     Total
                                         -----------  ---------  ---------  ---------
Revenues
--------
For the quarter ended June 30,1999.....   $ 3,615          $ -      $  523   $ 4,138
For the quarter ended June 30, 1998....     3,778            -         540     4,318
For the six months ended June 30,1999..     6,773            -         523     7,296
For the six months ended June 30,1998..     7,558            1       1,100     8,659

Income (Loss) Before Income Taxes
---------------------------------
For the quarter ended June 30,1999.....   $   345          $ -      $   68   $   413
For the quarter ended June 30, 1998....      (777)          (4)         90      (691)
For the six months ended June 30,1999..      (165)           -          68       (97)
For the six months ended June 30,1998..    (1,486)          (8)        156    (1,338)

Net Income (Loss)
----------------
For the quarter ended June 30,1999.....   $   345          $ -      $   68   $   413
For the quarter ended June 30, 1998....      (522)          (3)         63      (462)
For the six months ended June 30,1999..      (165)           -          68       (97)
For the six months ended June 30,1998..    (1,040)          (6)        109      (937)

Current Assets
--------------
June 30,1999...........................   $ 4,228          $ 3      $    -   $ 4,231
December 31, 1998......................     3,782            3         213     3,998

Total Assets
------------
June 30,1999...........................   $50,462          $ 3      $    -   $50,465
December 31, 1998......................    50,797            3         526    51,326

Current Liabilities
-------------------
June 30,1999...........................   $ 4,755          $ -      $    -   $ 4,755
December 31, 1998......................     4,806            -         361     5,167

Noncurrent Liabilities
----------------------
June 30,1999...........................   $19,076          $ -      $    -   $19,076
December 31, 1998......................    17,846            -           -    17,846

Stockholder's Equity
--------------------
June 30,1999...........................   $26,631          $ 3      $    -   $26,634
December 31, 1998......................    28,145            3         165    28,313

(1) Includes the accounts of Wiser Oil Delaware, Inc., Wiser Delaware LLC and The Wiser Oil Company of Canada.

See other notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Comparison of Quarters Ended June 30, 1999 and June 30, 1998

     In April and May of 1999, the Company sold certain oil and gas properties for $40.9 million which represented approximately 19% of the Company's total proved oil and gas reserves at December 31, 1998. The Company recognized a gain of $2.9 million from the property sales in the second quarter of 1999.

     Revenues for the second quarter of 1999 decreased $2.0 million or 13% from the second quarter of 1998, due primarily to lower oil and gas sales. Oil sales for the second quarter of 1999 were $0.8 million lower than the second quarter of 1998 as net oil production for the second quarter of 1999 was 432,000 barrels, down 27% from 592,000 barrels in the second quarter of 1998. The decrease in oil production in the second quarter of 1999 was attributable to declining production at Maljamar and the Evi and Provost fields in Canada combined with the oil and gas property sales discussed above. The average price received for oil sales in the second quarter of 1999 was $15.11 per barrel, up $2.78 per barrel or 23% from the second quarter of 1998. Gas sales for the second quarter of 1999 were $3.7 million lower than the second quarter of 1998 as net gas production for the second quarter of 1999 was 2,509 MMCF, down 1,259 MMCF or 33% from the second quarter of 1998. The decrease in gas production was due primarily to the sale of oil and gas properties discussed above. The average price received for gas sales in the second quarter of 1999 was $1.48 per Mcf, a decrease of $0.48 per Mcf or 24% from the second quarter of 1998. During the second quarter of 1999, oil and gas sales were reduced by $0.6 million from the Company's hedging activities. There were no adjustments to oil and gas sales for hedging activities in the second quarter of 1998.

     Production and operating expense for the second quarter of 1999 decreased $1.7 million or 28% as a result of the oil and gas property sales discussed above and cost cutting measures implemented at the Maljamar and Wellman fields. On a BOE basis (excluding 140 MMCF of gas purchased for resale during the second quarter of 1998), production and operating expense during the second quarter of 1999 increased to $4.96 per BOE or 1% from $4.89 per BOE during the second
quarter of 1998.   Depreciation, depletion and amortization, ("DD&A") for the second quarter of 1999, decreased $2.2 million or 32% from the second quarter of 1998 due primarily to the oil and gas property sales discussed above. Exploration expense for the second quarter of 1999 was $0.5 million, down $3.2 million from the second quarter of 1998 due to substantially reduced exploration activities in the second quarter of 1999. General and administrative expense in the second quarter of 1999 was $1.8 million, down $0.8 million from the second quarter of 1998 due to substantial reductions in office staff that were made in December 1998. Interest expense during the second quarter of 1999 was $3.6 million, up $0.4 million or 11% from the second quarter of 1998 due to fees associated with refinancing the Credit Agreement with NationsBank of Texas, N.A. ("Credit Agreement") with the Restated Credit Agreement with Bank One, Texas, N.A.

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Comparison of Quarters Ended June 30, 1999 and June 30, 1998 (continued)

     No income tax benefit was recognized during the second quarter of 1999 compared to a tax benefit rate of 32% in the second quarter of 1998. The net loss before income taxes of $1.1 million in the second quarter of 1999 will generate income tax benefits only if the net loss can be carried forward and applied against future taxable income. Since full realization of the future income tax benefits associated with the net loss can not be reasonably assured at this time, no income tax benefits were recognized in the second quarter of 1999.

     The Company realized a net loss of $1.1 million and net loss per share of $0.12 in the second quarter of 1999 compared to a net loss of $4.7 million and net loss per share of $0.52 during the second quarter of 1998.

        Comparison of Six Months Ended June 30, 1999 and June 30, 1998

     Revenues for the first half of 1999 decreased $7.6 million or 23% from the first half of 1998, due primarily to lower oil and gas sales. Oil sales for the first half of 1999 were $4.9 million lower than the first half of 1998 as net oil production for the first half of 1999 was 931,000 barrels, down 27% from 1,275,000 barrels in the first half of 1998. The decrease in oil production in the first half of 1999 was attributable to declining production at Maljamar and the Evi and Provost fields in Canada combined with the oil and gas property sales discussed above. The average price received for oil sales in the first half of 1999 was $12.88 per barrel, down $0.39 per barrel or 3% from the first half of 1998. Gas sales for the first half of 1999 were $4.8 million lower than the first half of 1998 as net gas production for the first half of 1999 was 5,813 MMCF, down 1,385 MMCF or 19% from the first half of 1998. The decrease in gas production was due primarily to the sale of oil and gas properties discussed above. The average price received for gas sales during the first half of 1999 was $1.59 per Mcf, a decrease of $0.37 per Mcf or 19% from the first half of 1998. During the first half of 1999, oil and gas sales were reduced by $0.5 million from the Company's hedging activities. There were no adjustments to oil and gas sales for hedging activities in the first half of 1998.

     Production and operating expense for the first half of 1999 decreased $2.6 million or 21% from the first half of 1998 primarily as a result of the oil and gas property sales discussed above and cost cutting measures implemented at the Maljamar and Wellman fields. On a BOE basis (excluding 148 MMCF and 305 MMCF of gas purchased for resale during the first half of 1999 and 1998, respectively), production and operating expense during the first half of 1999 increased to $4.90 per BOE or 2% from $4.81 per BOE during the first half of 1998. DD&A for the first half of 1999, decreased $3.6 million or 26% from the first half of 1998 due primarily to the oil and gas property sales discussed above. Exploration expense for the first half of 1999 was $1.4 million, down $5.6 million from the first half of 1998 due primarily to substantially reduced exploration activities in the second quarter of 1999.

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Comparison of Six Months Ended June 30, 1999 and June 30, 1998 (continued)

General and administrative expense in the first half of 1999 was $3.3 million, down $1.7 million from the first half of 1998 due to substantial reductions in office staff that were made in December 1998. Interest expense during the first half of 1999 was $7.0 million, up $0.6 million or 10% from the first half of 1998 due to the issuance of $125 million of Senior Subordinated Notes in May 1998 and fees associated with refinancing the Credit Agreement with the Restated Credit Agreement in the second quarter of 1999. The effective income tax rate during the first half of 1999 was 11% compared to 30% in the first half of 1998. The net loss before income taxes of $6.1 million in the first quarter of 1999 will generate income tax benefits only if the net loss can be carried forward and applied against future taxable income. Since full realization of the future income tax benefits associated with the net loss can not be reasonably assured at this time, income tax benefits were recorded in the first half of 1999 only to the extent of the Company's existing deferred income tax liability of $0.7 million.

     The Company realized a net loss of $5.4 million and net loss per share of $0.60 in the first half of 1999 compared to net loss of $8.2 million and net loss per share of $0.92 during the first half of 1998.

  Operating cash flows during the first half of 1999 were $0.5 million, down $3.5 million from the first half of 1998 primarily as a result of decreased oil and gas sales which were offset in part by lower production and operating expense and lower general and administrative expense. Capital and exploration expenditures during the first half of 1999 were $4.9 million, down $23.8 million from the first half of 1998. The Company has reduced its capital and exploration budget for 1999 to a range of $8 million to $10 million. The Company received $40.9 million in net sales proceeds from the sale of oil and gas properties during the first half of 1999 compared to $2.1 million in proceeds received during the first half of 1998.

     In April 1999, the Company used $10 million of sale proceeds to reduce the outstanding balance under the Credit Agreement to $11 million. On May 10, 1999, the Company entered into a Restated Credit Agreement ("BankOne Revolver") with Bank One, Texas, N.A. The Company borrowed $11 million under the BankOne Revolver and repaid in full the outstanding principal balance of $11 million under the Credit Agreement and the Credit Agreement was terminated. Also in May 1999, the Company used $10.5 million of sales proceeds to reduce the BankOne Revolver balance to $0.5 million.

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The BankOne Revolver provides the Company with up to a $25 million line of credit through April 30, 2001. The amounts available for borrowing are based on the Company's oil and gas reserves and the Company's Borrowing Base at June 30, 1999 was $8 million. Available loan and interest options are (i) Prime Rate Loans, at the bank's prime interest rate and (ii) Eurodollar Loans, at LIBOR plus 2.5%, 2.75% or 3% depending on the percentage of the Borrowing Base actually borrowed by the Company. The commitment fee on the unused Borrowing Base is 0.5%. The BankOne Revolver imposes certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness and requires the Company to, among other things, maintain certain financial ratios and make monthly escrow deposits of $1.0 million to fund the semi-annual interest payments on the 9 1/2% Senior Subordinated Notes.

Quantitative and Qualitative Disclosures About Market Risk

     See Note 1 "Hedging Activities."

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

                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of The Wiser Oil Company was held in Dallas, Texas, at 4:00 p.m., local time, on May 17, 1999.

     (b) Proxies were solicited by the Board of Directors of The Wiser Oil Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

     (c) Out of a total of 8,951,965 shares of The Wiser Oil Company common stock outstanding and entitled to vote as of the March 16, 1999 record date, 7,881,584 shares were present in person or by proxy, representing approximately 88 percent of outstanding shares. The only matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of John W. Cushing, III, Lorne H. Larson and Andrew J. Shoup, Jr. to serve three-year terms on the Board of Directors of The Wiser Oil Company. The results of voting were as follows:


       Nominee              Number of Shares           Number of Shares
   for Re-election         Voting FOR Election       WITHHOLDING AUTHORITY
     as Director                as Director     to Vote for Election as Director
---------------------      -------------------  --------------------------------

John W. Cushing, III             7,599,660                  281,924
Lorne H. Larson                  7,553,297                  328,287
Andrew J. Shoup, Jr.             7,523,054                  358,530


 The following individuals continued their respective terms of service as Directors of The Wiser Oil Company following the meeting:

                              Howard G. Hamilton
                              G. Frayer Kimball, III
                              Jon L. Mosle, Jr.
                              Paul I. Neuenschwander
                              A. W. Schenck, III

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



                                         THE WISER OIL COMPANY
                                      -------------------------------------
                                            (Registrant)



Date:  August 13, 1999                   /s/ Andrew J. Shoup, Jr.
                                      -------------------------------------
                                         Andrew J. Shoup, Jr.
                                         President and
                                         Chief Executive Officer



Date:  August 13, 1999                   /s/ Lawrence J. Finn
                                      -------------------------------------
                                         Lawrence J. Finn
                                         Vice President, Finance and
                                         Chief Financial Officer

                             THE WISER OIL COMPANY

                               Index to Exhibits

Exhibit
Number    Exhibit
------    -------

4.15* Restated Credit Agreement Dated May 10, 1999 among The Wiser Oil Company, as borrower, and Bank One, Texas, N.A., as agent, and the Institutions as listed on the signature pages thereto, as Banks.

27*       Financial Data Schedule


* Filed herewith.