Form 10-Q
period 1999-09-30
WISER OIL CO
filed 1999-11-12
CIK 107874

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter ended September 30, 1999

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

             x
           -----           -----
            Yes             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                             Outstanding at September 30, 1999
        ------------                         ---------------------------------
        $3 par value                                       8,951,965


===============================================================================

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

                                                         The Wiser Oil Company

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                     September 30,   December 31,
                                                                         1999           1998
                                                                     ------------    -----------
                                                                      (000's) except share data
Assets
Current Assets:
 Cash and cash equivalents ($3,973 restricted at Sept. 30, 1999)..      $  22,950      $   2,779
 Accounts receivable..............................................          9,728          9,102
 Inventories......................................................            332            669
 Income taxes receivable..........................................          1,442          1,270
 Prepaid expenses.................................................          1,260          1,035
                                                                        ---------      ---------
    Total current assets..........................................         35,712         14,855
                                                                        ---------      ---------

Property, Plant and Equipment, at cost:
 Oil and gas properties (successful efforts method)...............        273,179        367,974
 Other properties.................................................          3,740          5,523
                                                                        ---------      ---------
                                                                          276,919        373,497
 Accumulated depreciation, depletion and amortization.............       (115,128)      (160,202)
                                                                        ---------      ---------
 Net property, plant and equipment................................        161,791        213,295
Other Assets......................................................          3,474          3,660
                                                                        ---------      ---------
                                                                        $ 200,977      $ 231,810
                                                                        =========      =========

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable.................................................      $   8,916      $  10,473
 Current portion of long-term debt................................              -         21,000
 Accrued liabilities..............................................          5,499          2,730
                                                                        ---------      ---------
   Total current liabilities......................................         14,415         34,203
                                                                        ---------      ---------
Long Term Debt....................................................        125,008        124,452
Deferred Benefit Cost.............................................            353            378
Deferred Income Taxes.............................................              -            686
Stockholders' Equity:
 Common stock - $3 par value; 20,000,000 shares authorized;
  shares issued - 9,128,169; shares outstanding - 8,951,965.......         27,385         27,385
 Paid-in capital..................................................          3,223          3,223
 Retained earnings................................................         32,286         43,090
 Foreign currency translation.....................................          1,036          1,122
 Treasury stock; 176,204 shares, at cost..........................         (2,729)        (2,729)
                                                                        ---------      ---------
   Total stockholders' equity.....................................         61,201         72,091
                                                                        ---------      ---------
                                                                        $ 200,977      $ 231,810
                                                                        =========      =========

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                                                         The Wiser Oil Company

                             THE WISER OIL COMPANY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)


                                               For the Three Months              For the Nine Months
                                               --------------------              --------------------
                                               Ended September 30,               Ended September 30,
                                               --------------------              --------------------
                                                 1999        1998                  1999        1998
                                               --------   ---------              --------    --------
                                                           (000's except per share data)
Revenues:
  Oil and gas sales.........................    $12,099    $ 13,338              $ 34,668    $ 45,883
  Dividends and interest....................        269          32                   434         244
  Other.....................................        342         463                 3,457       1,140
                                                -------    --------              --------    --------
                                                 12,710      13,833                38,559      47,267
                                                -------    --------              --------    --------

Costs and Expenses:
  Production and operating..................      5,073       7,581                14,927      20,016
  Purchased natural gas.....................          -         334                   336       1,072
  Depreciation, depletion and amortization..      3,993       6,500                14,081      20,162
  Exploration...............................      4,268       3,526                 5,643      10,533
  General and administrative................      1,782       2,591                 5,073       7,570
  Interest expense..........................      3,158       3,387                10,162       9,760
                                                -------    --------              --------    --------
                                                 18,274      23,919                50,222      69,113
                                                -------    --------              --------    --------

Earnings (Loss) Before Income Taxes.........     (5,564)    (10,086)              (11,663)    (21,846)
Income Tax Expense (Benefit)................       (173)     (1,933)                 (859)     (5,462)
                                                -------    --------              --------    --------

NET INCOME (LOSS)...........................    $(5,391)   $ (8,183)             $(10,804)   $(16,384)
                                                =======    ========              ========    ========

Weighted Average Outstanding Shares.........      8,952       8,952                 8,952       8,952
                                                =======    ========              ========    ========

Earnings (Loss) Per Share:
  Basic.....................................     ($0.60)     ($0.91)               ($1.21)     ($1.83)
                                                =======    ========              ========    ========

  Diluted...................................     ($0.60)     ($0.91)               ($1.21)     ($1.83)
                                                =======    ========              ========    ========

Cash Dividends Per Share....................    $     -    $   0.03              $      -    $   0.09
                                                =======    ========              ========    ========


     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                                                         The Wiser Oil Company

                             THE WISER OIL COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the Nine Months Ended September 30, 1999



                                                                            Foreign
                                             Common   Paid-in  Retained     Currency     Treasury
                                   Total      Stock   Capital  Earnings   Translation      Stock
                                   -----      -----   -------  --------   -----------      -----
                                                                (000's)

December 31, 1998.............   $72,091   $ 27,385   $ 3,223  $ 43,090    $    1,122   $ (2,729)

Net income (loss)                 (4,358)        --        --    (4,358)           --         --
  Other comprehensive income
     (loss), net of tax.......       (41)        --        --        --           (41)        --
                                 -------
Comprehensive income (loss)...    (4,399)

Dividends paid................        --         --        --        --            --         --
                                 -------   --------   -------  --------   -----------   --------

March 31, 1999................   $67,692   $ 27,385   $ 3,223  $ 38,732    $    1,081   $ (2,729)

  Net income (loss)               (1,055)        --        --    (1,055)           --         --
  Other comprehensive income
     (loss), net of tax.......       (51)        --        --        --           (51)        --
                                 -------
Comprehensive income (loss)...    (1,106)        --

Dividends paid................        --         --        --        --            --         --
                                 -------   --------   -------  --------   -----------   --------

June 30, 1999.................   $66,586   $ 27,385   $ 3,223  $ 37,677    $    1,030   $ (2,729)

  Net income (loss)               (5,391)        --        --    (5,391)           --         --
  Other comprehensive income
     (loss), net of tax.......         6         --        --        --             6         --
                                 -------
Comprehensive income (loss)...    (5,385)

Dividends paid................        --         --        --        --            --         --
                                 -------   --------   -------  --------   -----------   --------

September 30, 1999............   $61,201   $ 27,385   $ 3,223  $ 32,286    $    1,036   $ (2,729)
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

                                                         The Wiser Oil Company


                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the Nine Months
                                                                      -------------------
                                                                      Ended September 30,
                                                                      -------------------

                                                                      1999          1998
                                                                    --------      --------
                                                                          (000's)
Cash Flows From Operating Activities:
   Net Income (Loss).............................................   $(10,804)     $(16,384)
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................     14,081        20,162
     Deferred income taxes.......................................       (686)       (4,095)
     Property sale gains.........................................     (3,015)         (571)
     Foreign currency translation................................        (86)          178
     Exploration expense.........................................      5,643        10,533
     Amortization of other assets................................        438           418
     Other Changes:
       Accounts receivable.......................................       (626)        4,368
       Inventories...............................................         42            79
       Income taxes receivable...................................       (172)       (1,345)
       Prepaid expenses..........................................       (225)       (1,000)
       Other assets..............................................       (196)          578
       Accounts payable..........................................     (1,557)       (8,094)
       Accrued liabilities.......................................      2,769        (1,226)
       Deferred benefits cost....................................        (25)         (141)
                                                                    --------      --------
          Operating Cash Flows...................................      5,581         3,460
                                                                    --------      --------

Cash Flows From Investing Activities:
   Capital and exploration expenditures..........................     (5,910)      (37,012)
   Proceeds from sales of property, plant and equipment..........     41,000         2,963
                                                                    --------      --------
          Investing Cash Flows...................................     35,090       (34,049)
                                                                    --------      --------

Cash Flows From Financing Activities:
   Long term debt issued.........................................          -        19,486
   Payments on long term debt....................................    (20,500)            -
   Dividends paid................................................          -          (806)
                                                                    --------      --------
          Investing Cash Flows...................................    (20,500)       18,680
                                                                    --------      --------

Net Increase (Decrease) In Cash..................................     20,171       (11,909)
Cash and Cash Equivalents, beginning of period...................      2,779        13,255
                                                                    --------      --------
Cash and Cash Equivalents, end of period.........................   $ 22,950      $  1,346
                                                                    ========      ========


The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of these financial statements.

                                                         The Wiser Oil Company


                             THE WISER OIL COMPANY

Notes to Financial Statements

Note 1. Hedging Activities

     During 1999, the Company entered into various forward sale agreements to hedge a portion of the Company's oil and gas production. The Company's forward sale agreements at September 30, 1999 were as follows:


     Period           Daily Volume - Product      Price (Floor / Ceiling) (a)
     ------           ----------------------      ---------------------------
     October 1999     4,200 Bbls - Crude Oil      $16.50 / 20.00 per Bbl
     November 1999    4,300 Bbls - Crude Oil      $16.50 / 20.00 per Bbl
     December 1999    4,200 Bbls - Crude Oil      $16.50 / 20.00 per Bbl
     January 2000     1,000 Bbls - Crude Oil      $18.50 / 26.60 per Bbl
     February 2000    1,000 Bbls - Crude Oil      $18.50 / 26.60 per Bbl
     March 2000       1,000 Bbls - Crude Oil      $18.50 / 26.60 per Bbl


     (a) These are "collar" hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.


     Oil and gas sales were reduced by $1.0 million in the third quarter of 1999 and by $1.5 million in the first nine months of 1999 from the Company's hedging activities. At September 30, 1999, the Company's outstanding forward sale agreements had a fair value loss of $1.7 million. The aggregate effect of a hypothetical 10% change in oil price would result in a change of $0.9 million in the fair value of these instruments at September 30, 1999.

                                                         The Wiser Oil Company

                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)


Note 2. Long-Term Debt

     On May 10, 1999, the Company entered into a Restated Credit Agreement ("BankOne Revolver") with Bank One, Texas, N.A. The Company repaid in full the outstanding principal balance under the Credit Agreement with Bank of America (formerly NationsBank of Texas, N.A.) ("Credit Agreement") and the Credit Agreement was terminated.

     The BankOne Revolver provides the Company with up to a $25 million line of credit through April 30, 2001. The amounts available for borrowing are based on the Company's oil and gas reserves and the Company's Borrowing Base at September 30, 1999 was $8 million. Available loan and interest options are (i) Prime Rate Loans, at the bank's prime interest rate and (ii) Eurodollar Loans, at LIBOR plus 2.5%, 2.75% or 3% depending on the percentage of the Borrowing Base actually borrowed by the Company. The commitment fee on the unused Borrowing Base is 0.5%. The BankOne Revolver imposes certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness and requires the Company to, among other things, maintain certain financial ratios and make monthly escrow deposits of $990,000 to fund the semi-annual interest payments on the 9 1/2% Senior Subordinated Notes. At September 30, 1999, cash and cash equivalents included $3,973,000 of escrow deposits which are restricted to fund the November 15, 1999 interest payment on the 9 1/2% Senior Subordinated Notes.

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

                                                         The Wiser Oil Company

                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)

                                                          THE WISER OIL COMPANY
                                                          Subsidiary Guarantors
                                                ------------------------------------------
                                                                       The Wiser
                                                  Wiser     T.W.O.C.   Marketing  Combined
                                                 Canada(1)     Inc.     Company     Total
                                                ----------  --------   ---------  --------
(000's)
Revenues
--------
For the quarter ended September 30,1999......   $ 3,792         $  -      $    -   $ 3,792
For the quarter ended September 30, 1998.....     3,014            -         493     3,507
For the nine months ended September 30,1999..    10,565            -         523    11,088
For the nine months ended September 30,1998..    10,573            1       1,593    12,167

Income (Loss) Before Income Taxes
--------------------------------
For the quarter ended September 30,1999......   $  (235)        $  -      $    -   $  (235)
For the quarter ended September 30, 1998.....    (1,530)          (6)         27    (1,509)
For the nine months ended September 30,1999..      (400)           -          68      (332)
For the nine months ended September 30,1998..    (3,016)         (14)        183    (2,847)

Net Income (Loss)
-----------------
For the quarter ended September 30,1999......   $  (235)        $  -      $    -   $  (235)
For the quarter ended September 30, 1998.....    (1,071)          (4)         19    (1,056)
For the nine months ended September 30,1999..      (400)           -          68      (332)
For the nine months ended September 30,1998..    (2,111)         (10)        128    (1,993)

Current Assets
--------------
September 30,1999............................   $ 4,704         $  3      $    -   $ 4,707
December 31, 1998............................     3,782            3         213     3,998

Total Assets
------------
September 30,1999............................   $48,283         $  3      $    -   $48,286
December 31, 1998............................    50,797            3         526    51,326

Current Liabilities
-------------------
September 30,1999............................   $ 3,805         $  -      $    -   $ 3,805
December 31, 1998............................     4,806            -         361     5,167

Noncurrent Liabilities
----------------------
September 30,1999............................   $18,676         $  -      $    -   $18,676
December 31, 1998............................    17,846            -           -    17,846

Stockholder's Equity
--------------------
September 30,1999............................   $25,802         $  3      $    -   $25,805
December 31, 1998............................    28,145            3         165    28,313

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

                                                         The Wiser Oil Company

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Comparison of Quarters Ended September 30, 1999 and September 30, 1998

     In April and May of 1999, the Company sold certain oil and gas properties for $41 million which represented approximately 19% of the Company's total proved oil and gas reserves at December 31, 1998. The Company recognized a gain of $3.0 million from the property sales in the first nine months of 1999.

     Revenues for the third quarter of 1999 decreased $1.1 million or 8% from the third quarter of 1998, due primarily to lower oil and gas sales. Oil sales for the third quarter of 1999 were $0.2 million lower than the third quarter of 1998 as net oil production for the third quarter of 1999 was 379,000 barrels, down 32% from 556,000 barrels in the third quarter of 1998. The decrease in oil production in the third quarter of 1999 was attributable to declining production at the Maljamar field in New Mexico and the Evi and Provost fields in Canada combined with the oil and gas property sales discussed above. The average price received for oil sales in the third quarter of 1999 was $17.07 per barrel, up $5.11 per barrel or 43% from the third quarter of 1998. Gas sales for the third quarter of 1999 were $1.2 million lower than the third quarter of 1998 as net gas production for the third quarter of 1999 was 2,320 MMCF, down 1,196 MMCF or 34% from the third quarter of 1998. The decrease in gas production was due primarily to the sale of oil and gas properties discussed above. The average price received for gas sales in the third quarter of 1999 was $2.04 per Mcf, an increase of $0.35 per Mcf or 21% from the third quarter of 1998. During the third quarter of 1999, oil and gas sales were reduced by $1.0 million from the Company's hedging activities. There were no adjustments to oil and gas sales for hedging activities in the third quarter of 1998.

     Production and operating expense for the third quarter of 1999 decreased $2.5 million or 33% as a result of the oil and gas property sales discussed above and cost cutting measures implemented at the Maljamar and Wellman fields. On a BOE basis (excluding 137 MMCF of gas purchased for resale during the third quarter of 1998), production and operating expense during the third quarter of 1999 decreased to $6.17 per BOE or 3% from $6.33 per BOE during the third
quarter of 1998.   Depreciation, depletion and amortization, ("DD&A") for the third quarter of 1999, decreased $2.5 million or 39% from the third quarter of 1998 due primarily to the oil and gas property sales discussed above. Exploration expense for the third quarter of 1999 was $4.3 million, up $0.7 million from the third quarter of 1998 and included $2.8 million of unproved lease expense for the Bison Ridge and West Vidauri prospects. In addition, the Company recognized $1.0 million of dry hole costs in the third quarter of 1999 related to the deep portion of the Wild River 6-33 well in Canada. General and administrative expense in the third quarter of 1999 was $1.8 million, down $0.8 million from the third quarter of 1998 due to substantial reductions in office staff that were made in December 1998. Interest expense during the third quarter of 1999 was $3.2 million, down $0.2 million or 7% from the third quarter of 1998 due to lower long-term debt in the third quarter of 1999 compared to the third quarter of 1998.

                                                         The Wiser Oil Company

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Comparison of Quarters Ended September 30, 1999 and September 30, 1998
                                  (continued)

     The Company recognized an income tax benefit of $0.2 million in the third quarter of 1999 for additional federal income tax refund receivable associated with the carryback of the Company's 1998 tax loss to prior years. The Company's income tax receivable of $1.4 million was collected in October 1999. The net loss before income taxes of $5.6 million in the third quarter of 1999 will generate additional income tax benefits only if the net loss can be carried forward and applied against future taxable income. Since full realization of the future income tax benefits associated with the net loss is not more likely than not assured at this time, no income tax benefits for 1999 net losses were recognized in the third quarter of 1999.

     The Company realized a net loss of $5.4 million and net loss per share of $0.60 in the third quarter of 1999 compared to a net loss of $8.2 million and net loss per share of $0.91 during the third quarter of 1998.

   Comparison of Nine Months Ended September 30, 1999 and September 30, 1998

     Revenues for the first nine months of 1999 decreased $8.7 million or 18% from the first nine months of 1998, due primarily to lower oil and gas sales. Oil sales for the first nine months of 1999 were $5.1 million lower than the first nine months of 1998 as net oil production for the first nine months of 1999 was 1,310,000 barrels, down 28% from 1,831,000 barrels in the first nine months of 1998. The decrease in oil production in the first nine months of 1999 was attributable to declining production at the Maljamar field in New Mexico and the Evi and Provost fields in Canada combined with the oil and gas property sales discussed above. The average price received for oil sales in the first nine months of 1999 was $14.09 per barrel, up $1.22 per barrel or 9% from the first nine months of 1998. Gas sales for the first nine months of 1999 were $6.0 million lower than the first nine months of 1998 as net gas production for the first nine months of 1999 was 8,133 MMCF, down 2,581 MMCF or 24% from the first nine months of 1998. The decrease in gas production was due primarily to the sale of oil and gas properties discussed above. The average price received for gas sales during the first nine months of 1999 was $1.72 per Mcf, a decrease of $0.15 per Mcf or 8% from the first nine months of 1998. During the first nine months of 1999, oil and gas sales were reduced by $1.5 million from the Company's hedging activities. There were no adjustments to oil and gas sales for hedging activities in the first nine months of 1998.

                                                         The Wiser Oil Company


                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Comparison of Nine Months Ended September 30, 1999 and September 30, 1998
                                  (continued)

     Production and operating expense for the first nine months of 1999 decreased $5.1 million or 25% from the first nine months of 1998 primarily as a result of the oil and gas property sales discussed above and cost cutting measures implemented at the Maljamar and Wellman fields. On a BOE basis (excluding 148 MMCF and 442 MMCF of gas purchased for resale during the first nine months of 1999 and 1998, respectively), production and operating expense during the first nine months of 1999 decreased to $5.27 per BOE from $5.29 per BOE during the first nine months of 1998. DD&A for the first nine months of 1999, decreased $6.1 million or 30% from the first nine months of 1998 due primarily to the oil and gas property sales discussed above. Exploration expense for the first nine months of 1999 was $5.6 million, down $4.9 million from the first nine months of 1998 due primarily to substantially reduced exploration activities in 1999.

     General and administrative expense in the first nine months of 1999 was $5.1 million, down $2.5 million from the first nine months of 1998 due to substantial reductions in office staff that were made in December 1998. Interest expense during the first nine months of 1999 was $10.2 million, up $0.4 million or 4% from the first nine months of 1998 due to the issuance of $125 million of Senior Subordinated Notes in May 1998 and fees associated with refinancing the Credit Agreement with the Restated Credit Agreement in the second quarter of 1999. The effective income tax rate during the first nine months of 1999 was 7% compared to 25% in the first nine months of 1998. The net loss before income taxes of $11.7 million in the first nine months of 1999 will generate income tax benefits only if the net loss can be carried forward and applied against future taxable income. Since full realization of the future income tax benefits associated with the net loss is not more likely than not assured at this time, income tax benefits were recorded in the first nine months of 1999 only to the extent of the Company's existing deferred income tax liability of $0.7 million.

     The Company realized a net loss of $10.8 million and net loss per share of $1.21 in the first nine months of 1999 compared to net loss of $16.4 million and net loss per share of $1.83 during the first nine months of 1998.

                                                         The Wiser Oil Company

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Comparison of Nine Months Ended September 30, 1999 and September 30, 1998
                                  (continued)

     Operating cash flows during the first nine months of 1999 were $5.6 million, up $2.1 million from the first nine months of 1998. Operating cash flows before changes in working capital for the first nine months of 1999 were $4.7 million lower than the first nine months of 1998 due primarily to lower oil and gas sales which were offset in part by lower production and operating expense and lower general and administrative expense. Changes in working capital during the first nine months of 1999 provided $6.8 million more operating cash flow than changes in working capital during the first nine months of 1998. Capital and exploration expenditures during the first nine months of 1999 were $5.9 million, down $31.1 million from the first nine months of 1998. The Company has reduced its capital and exploration budget for 1999 to a range of $8 million to $10 million. The Company received $41.0 million in net sales proceeds from the sale of oil and gas properties during the first nine months of 1999 compared to $3.0 million in proceeds received during the first nine months of 1998.

     In April 1999, the Company used $10 million of proceeds from the sale of oil and gas properties to reduce the outstanding balance under the Credit Agreement to $11 million. On May 10, 1999, the Company entered into a Restated Credit Agreement ("BankOne Revolver") with Bank One, Texas, N.A. The Company borrowed $11 million under the BankOne Revolver and repaid in full the outstanding principal balance of $11 million under the Credit Agreement and the Credit Agreement was terminated. Also in May 1999, the Company used $10.5 million of proceeds from the sale of oil and gas properties to reduce the BankOne Revolver balance to $0.5 million.

     The BankOne Revolver provides the Company with up to a $25 million line of credit through April 30, 2001. The amounts available for borrowing are based on the Company's oil and gas reserves and the Company's Borrowing Base at September 30, 1999 was $8 million. Available loan and interest options are (i) Prime Rate Loans, at the bank's prime interest rate and (ii) Eurodollar Loans, at LIBOR plus 2.5%, 2.75% or 3% depending on the percentage of the Borrowing Base actually borrowed by the Company. The commitment fee on the unused Borrowing Base is 0.5%. The BankOne Revolver imposes certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness and requires the Company to, among other things, maintain certain financial ratios and make monthly escrow deposits of $1.0 million to fund the semi-annual interest payments on the 9 1/2% Senior Subordinated Notes.

                                                         The Wiser Oil Company


                             THE WISER OIL COMPANY



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

     In 1998 and the first quarter of 1999, the Company's U.S. and Canadian computerized accounting systems were upgraded to versions which are Y2K compliant. These upgrades were completed at a nominal cost to the Company. In addition, the Company's personal computer systems were analyzed for Y2K compliance during 1998 and certain components were upgraded at a nominal cost to the Company. Virtually all of the Company's personal computer systems are currently Y2K compliant. Wiser is currently reviewing computer-controlled oil field equipment for Y2K compliance and expects the suppliers of such equipment to provide upgrades or modifications, if necessary, before the end of 1999 at a nominal cost to the Company. Wiser is also in the process of surveying its primary business partners, suppliers and vendors to seek assurances that they will be Y2K compliant during 1999. Despite these efforts to seek assurances, the Company cannot provide assurance that all significant business partners, suppliers and vendors will achieve Y2K compliance in a timely manner. If there is a high risk that a business partner, supplier or vendor will not be Y2K compliant in a timely manner, an alternate business partner, supplier or vendor will be used to minimize the Y2K risk.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See Note 1 "Hedging Activities".

                                                         The Wiser Oil Company


                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


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



                                      THE WISER OIL COMPANY
                                    --------------------------------
                                         (Registrant)



Date:  November 12, 1999              /s/ Andrew J. Shoup, Jr.
                                    --------------------------------
                                      Andrew J. Shoup, Jr.
                                      President and
                                      Chief Executive Officer



Date:  November 12, 1999              /s/ Lawrence J. Finn
                                    --------------------------------
                                      Lawrence J. Finn
                                      Vice President, Finance and
                                      Chief Financial Officer

                                                         The Wiser Oil Company


                             THE WISER OIL COMPANY

                               Index to Exhibits

Exhibit
Number    Exhibit
------    -------

(10.4d)* Fourth Amendment to Employment Agreement dated August 4, 1994 between the Company and Alan J. Simus dated June 1, 1999.

(10.5d)* Third Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr. dated June 1, 1999.

(10.8d)* Fourth Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated June 1, 1999.

(10.9d)* Fourth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated June 1, 1999.

27*       Financial Data Schedule


* Filed herewith.