Form 10-K405
period 1999-12-31
WISER OIL CO
filed 2000-04-12
CIK 107874

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 _____________

                                   FORM 10-K
                                 ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1999 Commission file number 0-5426

                             THE WISER OIL COMPANY
                            A DELAWARE CORPORATION

                                 _____________

                 I.R.S. EMPLOYER IDENTIFICATION NO. 55-0522128
                         8115 PRESTON ROAD, SUITE 400
                              DALLAS, TEXAS 75225
                           TELEPHONE: (214) 265-0080

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of exchange on
     Title of each class                              which registered
     -------------------                          -----------------------

     Common Stock-Par Value, $3.00 Per Share      New York Stock Exchange
     Preferred Stock Purchase Rights              New York Stock Exchange

Indicate by check mark whether registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days. X.
              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.
           ---

As of February 24, 2000, registrant had outstanding 8,951,965 shares of common stock, $3.00 par value ("Common Stock"), which is registrant's only class of common stock.

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on February 24, 2000 was approximately $21.8 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
  (Specific incorporations are identified under the applicable item herein.)

Portions of the registrant's proxy statement furnished to stockholders in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year.

================================================================================

                               TABLE OF CONTENTS

                                  DESCRIPTION

Item                                                                        Page
----                                                                        ----
                                    PART I

1.   BUSINESS..............................................................    3
2.   PROPERTIES............................................................   25
3.   LEGAL PROCEEDINGS.....................................................   25
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   25

                                    PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.............................................................   26
6.   SELECTED FINANCIAL DATA...............................................   27
7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS...............................................   29
8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................   38
9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE................................................   38

                                   PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................   39
11.  EXECUTIVE COMPENSATION................................................   39
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT..........................................................   39
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................   39

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......   39

                             THE WISER OIL COMPANY

                                    PART I
Item 1. Business

General

Founded in 1905, The Wiser Oil Company (the "Company" or "Wiser") is one of the oldest public independent oil and gas companies in the United States. The Company's total proved reserves at December 31, 1999 are 37.1 MMBOE (approximately 69% of which were oil and NGLs), and its annual net production in 1999 was 3.6 MMBOE. The Company's primary operations, representing approximately 62% of its proved reserves at December 31, 1999, are located in the Permian Basin in West Texas and Southeast New Mexico. Wiser has additional operations in Alberta, Canada and the San Juan Basin in New Mexico.

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

A substantial portion of the Company's growth in reserves and production volumes since 1991 has been the result of (i) two enhanced oil recovery projects on properties acquired from 1992 to 1996 in the Permian Basin and (ii) the Company's 1994 acquisition and subsequent exploration on and exploitation of properties in Alberta, Canada. From June 1993 through December 1999, the Company completed 168 producing wells on its Maljamar waterflood project in Southeast New Mexico. As a result, the Company's average daily net production from the three units in this project increased to 1,781 BOE in 1999 from 580 BOE in January 1993 (on a pro forma combined basis, assuming the Company had acquired all three units at January 1, 1993). At its Wellman Unit in West Texas, the Company used CO2 gas injection to increase average daily net production to 1,078 BOE in 1999 from 650 BOE in December 1993. In June 1994 the Company acquired oil and gas properties located primarily in Alberta, Canada for $52.0 million. From the date of their acquisition through December 1999, the Company completed 60 net wells on these properties. As a result, the Company's average daily net Canadian production increased to 3,184 BOE in 1999 from 1,860 BOE in June 1994.

The Company's principal executive offices are located at 8115 Preston Road, Suite 400, Dallas, Texas 75225, and its telephone number is (214) 265-0080.

Certain oil and gas industry terms used herein are defined in the "Glossary of Oil and Gas Terms" appearing at the end of this Item 1.

Principal Oil and Gas Properties

The following table summarizes certain information with respect to each of the Company's principal areas of operation at December 31, 1999.

                                                     Proved Reserves
                                          ---------------------------------------
                                                                                     1999
                              Total                           Total    Percent     Average
                              Gross        Oil                Proved   of Total      Net
                             Oil and     and NGLs    Gas     Reserves   Proved    Production
                            Gas Wells    (MBbls)   (MMcf)     (MBOE)   Reserves    (BOE/Day)
                           -----------  ---------  -------  ---------  ---------  -----------
Permian Basin
  Maljamar.............           208      10,377    2,937     10,867         29%       1,781
  Wellman..............            14       8,747      735      8,869         24%       1,078
  Dimmitt/Slash Ranch..            82       1,826    9,675      3,439          9%         894
                                -----      ------   ------     ------        ---        -----
    Total..............           304      20,950   13,347     23,175         62%       3,753
San Juan Basin.........         2,400          45   18,888      3,193          9%       1,129
Other (1)..............           114         501   13,928      2,822          8%       1,910
                                -----      ------   ------     ------        ---        -----
Total United States....         2,818      21,496   46,163     29,190         79%       6,792
Canada.................           285       3,934   23,830      7,905         21%       3,184
                                -----      ------   ------     ------        ---        -----
Total Company..........         3,103      25,430   69,993     37,095        100%       9,976
                                =====      ======   ======     ======        ===        =====

(1) Other 1999 Average Net Production includes production from properties that were sold in the second quarter of 1999.

Permian Basin

Maljamar. The Company's Maljamar properties are situated in Southeast New Mexico. At December 31, 1999, the Maljamar properties contained 10.9 MMBOE of proved reserves, which represented 29% of the Company's total proved reserves and 27% of the Company's Present Value of total proved reserves.

The Maljamar properties consist primarily of three oil producing units acquired by the Company in separate transactions between 1992 and 1996: the Maljamar Grayburg and Caprock Maljamar Units, both of which are in Lea County, New Mexico, and the Skelly Unit in Eddy County, New Mexico. The Maljamar Grayburg Unit produces from the Grayburg and San Andres formations at depths ranging from 3,800 to 4,500 feet, and the Caprock Maljamar Unit produces from the same formations at depths ranging from 4,000 to 5,000 feet. The Skelly Unit is located approximately five miles west of the two Lea County units and produces from the Seven Rivers, Grayburg and San Andres formations at depths ranging from 2,100 to 4,000 feet. The Company has a 100% working interest in each of these units, which, along with some smaller adjacent properties, have been combined into a single large scale waterflood project encompassing approximately 14,000 [see acreage table on page 15] gross leasehold acres.

Exploitation efforts at the project are essentially complete and included conversion of existing wells to injection wells and the drilling of infill development wells on 20-acre spacing to create 40-acre five-spot water injection patterns. From June 1, 1993 through December 31, 1999, the Company made capital expenditures of approximately $75 million and completed 168 producing wells at the project. At December 31, 1999, the project included 208 producing wells and 163 water injection wells, virtually all of which were operated by the Company. No new wells were placed on production in 1999.

The Company's net production from the Maljamar properties averaged 1,624 Bbls of oil, 45 Bbls of NGLs and 674 Mcf of natural gas per day in 1999. The Company's cumulative net production from the Maljamar properties since acquired by the Company has been 3,764 MBbls of oil and 1.9 Bcf of natural gas through December 31, 1999.

Wellman Unit. In 1993 the Company acquired a 62% working interest in and became operator of the Wellman Unit in Terry County, Texas, located in the northwestern edge of the Horseshoe Atoll. During 1998 and 1999, the Company acquired an additional 28% and 5% working interest, respectively, in the Wellman Unit which increased the Company's working interest to 95% as of December 31, 1999. At December 31, 1999, the Company's Wellman property contained 8.9 MMBOE of proved reserves, which represented 24% of the Company's total proved reserves and 22% of the Company's Present Value of total proved reserves.

The Company owns approximately 2,300 gross (2,150 net) leasehold acres in the Wellman Unit. The Wellman Unit produces oil from the Wolfcamp Reef formation at depths ranging from 9,100 to 10,000 feet through the injection of water and CO2 into the reservoir. Water injection at the unit began in 1979, and CO2 injection began in 1983. The unit also includes a gas processing plant, which processes wellhead gas produced from the unit. Wiser's interest in this plant is proportionate to its working interest in the Wellman Unit. Processing at the plant involves subjecting the wellhead gas to high pressure and low temperature treatments that cause the gas to separate into various products, including NGLs, residual natural gas and CO2. The NGLs and residual natural gas are sold to pipeline companies, and the CO2 is reinjected into the unit's reservoir. At December 31, 1999, the unit included 14 productive wells, two water injection wells, three CO2 injection wells and three water disposal wells, all of which were operated by the Company.

The Company's net production from the Wellman Unit averaged 672 Bbls of oil, 378 Bbls of NGLs and 166 Mcf of natural gas per day in 1999. The Company's cumulative net production from the unit since acquired by the Company has been 2,046 MBbls of oil, 739 MBbls of NGLs and 482 MMcf of natural gas through December 31, 1999.

In 1994 the Company began reconditioning the gas processing plant at the Wellman Unit to enhance the extraction of NGLs and residual natural gas from the wellhead gas. The Company completed the reconditioning project in June 1995 at a total cost of approximately $6.0 million. For the year ended December 31, 1999, the gas plant processed an average of 31 MMcf of gross natural gas and CO2 per day and recovered an average of 452 Bbls of NGLs and 199 Mcf of residual natural gas per day. The plant currently operates at 89% of its maximum capacity of 35 MMcf of gas per day.

Dimmitt/Slash Ranch Fields. The Company's Dimmitt/Slash Ranch properties are situated in Loving County, Texas, 80 miles west of Midland, Texas. At December 31, 1999, the Dimmitt/Slash Ranch properties contained 3.4 MMBOE of proved reserves, which represented 9% of the Company's total proved reserves and 9% of the Company's Present Value of total proved reserves.

The Company owns approximately 4,650 gross (4,130 net) leasehold acres in the Dimmitt Field, and has working interests in this acreage ranging from 75% to 100%. The Company acquired its initial interest in and became operator of the field in 1993. The Dimmitt Field produces oil and gas from the Cherry Canyon and Bell Canyon formations at depths ranging from 4,700 to 6,700 feet. At December 31, 1999, the field included 78 productive wells.

The Slash Ranch Field is a natural gas field that underlies the Dimmitt Field. The Company owns approximately 2,850 gross (2,350 net) leasehold acres in the Slash Ranch Field. The Slash Ranch Field produces from the Atoka, Fusselman and Ellenburger formations at depths ranging from 15,000 to 20,000 feet. At December 31, 1999, the field included four producing wells, all of which were operated by the Company. The Company's working interests in these wells range from 34% to 100%.

The Company's net production from the Dimmitt/Slash Ranch properties averaged 391 Bbls of oil and 3,020 Mcf of natural gas per day in 1999. The Company's cumulative net production from the properties since acquired by the Company has been 759 MBbls of oil and 6.1 Bcf of natural gas through December 31, 1999.

San Juan Basin

The Company's San Juan Basin properties are located in Rio Arriba County in northwestern New Mexico. At December 31, 1999, the San Juan Basin properties contained 3.2 MMBOE of proved reserves, which represented 9% of the Company's total proved reserves and 6% of the Company's Present Value of total proved reserves. The Company owns approximately 11,000 gross (6,000 net) [see acreage table on leasehold acres in the San Juan Basin. The Company's average 48% working interest in most of the acreage was contributed in connection with a unitization of the wells in the San Juan Basin fields in the 1950's, resulting in the ownership by the Company of small non-operated working interests in several large units. At December 31, 1999, the Company owned working interests in approximately 2,400 producing gas wells in the San Juan Basin. These working interests range from 0.26% to 50.0% and average approximately 1.8%. The Company's San Juan Basin properties produce from multiple formations ranging from depths of 3,000 feet to 8,000 feet.

The Company's net production from these properties averaged 6,370 Mcf of natural gas and 67 Bbls of oil per day in 1999. During the year ended December 31, 1999, approximately 26% of the Company's net production from these properties was from the Fruitland Coal seams. Such production generates nonconventional fuels income tax credits for Wiser under Section 29 of the Internal Revenue Code of 1986, as amended. The Company expects that future development of the properties will depend on natural gas prices, and that its share of the costs of any such future development activities will not be significant.

Other U.S. Properties

The Company's other United States properties include properties located in the West Texas, New Mexico and the Gulf Coast onshore region.

Canada

In June 1994, Wiser established an important new core area with the completion of a $52.0 million acquisition of Canadian oil and gas properties from Eagle Resources, Ltd. The purchase included 7.2 MMBOE of proved reserves, approximately 127,000 net undeveloped acres, seven exploration prospects and an existing staff of 23 persons. At December 31, 1999, the Company's Canadian properties contained 7.9 MMBOE of proved reserves, which represented 21% of the Company's total proved reserves and 28% of the Present Value of the Company's total proved reserves.

The following table summarizes certain information with respect to each of the Company's principal Canadian areas of operation at December 31, 1999:


                                            Proved Reserves
                                 ----------------------------------------
                                                                 Percent      1999
                     Total                             Total    of Total     Average
                     Gross          Oil               Proved    Canadian       Net
                    Oil and      and NGLs     Gas    Reserves    Proved    Production
                   Gas Wells      (MBbls)   (MMcf)    (MBOE)    Reserves    (BOE/Day)
                ---------------  ---------  -------  ---------  ---------  -----------
Evi...........               14     1,666       --      1,666         21%         758
Provost.......               71       805    1,029        977         12%         547
Pine Creek....                9       219    2,467        630          8%         174
Portage.......               14        --    3,047        508          6%         411
Elm...........                6       276    1,044        450          6%          98
Other.........              171       968   16,243      3,674         47%       1,196
                            ---     -----   ------      -----        ---        -----
Total Canada..              285     3,934   23,830      7,905        100%       3,184
                            ===     =====   ======      =====        ===        =====

Evi. The Company's Evi Field is located approximately 400 miles north of Calgary. At December 31, 1999, the Evi Field contained 1,666 MBOE of proved reserves, which represented 21% of the Company's total Canadian proved reserves and 33% of the Present Value of the Company's total Canadian proved reserves.

The Company owns approximately 6,560 gross (3,400 net) leasehold acres in the Evi Field, and has an average 42% working interest in this acreage. The Evi Field produces oil from the Granite Wash formation at depths ranging from 4,900 to 5,000 feet. The Company's net production from the Evi Field averaged 758 Bbls of oil per day in 1999. At December 31, 1999, the Company owned 14 gross (4.3 net) productive wells and 2 gross (0.7net) water disposal wells in the field, of which 11 productive wells and both water disposal wells were operated by Wiser.

Provost. The Company's Provost properties are located approximately 210 miles northeast of Calgary. At December 31, 1999, the Provost properties contained 977 MBOE of proved reserves, which represented 12% of the Company's total Canadian proved reserves and 17% of the Present Value of the Company's total Canadian proved reserves.

The Company owns approximately 7,010 gross (5,080 net) leasehold acres in the Provost properties, and has an average 65% working interest in this acreage. The Provost properties produce mainly from the Dina formation at depths of 3,070 to 3,170 feet. The Provost Dina `X' and Cummings W3W Pools are the Company's main producing pools in these properties and water injection in these pools began in 1990 and 1998, respectively. The Company drilled 1 well in the Provost properties in 1999 and plans to drill 9 additional wells in Provost in 2000.

The Company's net production from the Provost properties averaged 527 Bbls of oil per day and 118 Mcf of natural gas per day in 1999. At December 31, 1999, the Company owned 71 gross (48.8 net) productive wells and 5 gross (3.5 net) water injection wells on the properties, of which 54 gross productive wells and all five water injection wells were operated by the Company.

Pine Creek. The Company's Pine Creek properties are located approximately 240 miles northwest of Calgary. At December 31, 1999, the Pine Creek properties contained 630 MBOE of proved reserves, which represented 8% of the Company's total Canadian proved reserves and 6% of the Present Value of the Company's total Canadian proved reserves. The Company owns approximately 10,400 gross (2,860 net) leasehold acres in the Pine Creek properties, and has a 27% working interest in this acreage. The Pine Creek properties produce gas from the Bluesky and Gething formations at depths of 8,000 to 8,200 feet. At December 31, 1999, the Company owned 9 gross (2.3 net) productive wells in the Pine Creek properties, all of which were operated by a third party. The Company's net production from the Pine Creek properties averaged 413 Mcf of natural gas per day and 105 Bbls of NGLs per day in 1999.

Portage. The Company's Portage properties are located approximately 350 miles northeast of Calgary. At December 31, 1999, the Portage properties contained 508 MBOE of proved reserves, which represented 6% of the Company's total Canadian proved reserves and 4% of the Present Value of the Company's total Canadian proved reserves.

The Company owns approximately 19,200 gross (11,490 net) leasehold acres in the Portage properties, and has an average 60% working interest in this acreage. The Portage properties produce from the Grand Rapids and Nisku formations at depths of 850 and 1,400 feet, respectively. At December 31, 1999, the Company owned 14 gross (11.5 net) productive wells, 11 of which were operated by Wiser. The Portage properties commenced production in March 1998 and net production from the Portage properties averaged 2,463 Mcf of natural gas per day in 1999.

Elm. The Company's Elm properties are located approximately 500 miles northwest of Calgary in British Columbia. At December 31, 1999, the Elm properties contained 450 MBOE of proved reserves, which represented 6% of the Company's total Canadian proved reserves and 6% of the Present Value of the Company's total Canadian proved reserves.

The Company owns approximately 13,460 gross (4,660 net) leasehold acres in the Elm properties, and has an average 50% working interest in this acreage. The Elm properties produce from the Gething formation at depths of 4,000 to 4,100 feet. At December 31, 1999, the Company owned 6 gross (3.0 net) productive wells, all of which were operated by Wiser. The Company's net production from the Elm properties averaged 51 Bbls of oil per day and 279 Mcf of natural gas per day in 1999.

Other Canadian Properties. The Company owns interests in approximately 30 other Canadian properties, primarily located in its principal areas of operation. For the year ended December 31, 1999, these properties individually represented less than 7%, and in the aggregate represented approximately 47%, of the Company's total Canadian proved reserves.

Exploration Activities

United States

The objective of Wiser's domestic exploration program is to generate exploration and exploitation drilling opportunities that have the potential of replacing produced reserves and providing a vehicle of growth for the Company. In 1999 the Company's US exploration efforts were significantly reduced from the previous year, due to depressed oil and gas prices in late 1998 and early 1999. Wiser's US exploration drilling efforts were initiated mid-year, and focused on low risk, South Texas Frio gas prospects. All wells drilled were internally generated and based on proprietary 3-D seismic surveys.

In 1999, Wiser participated in 8 gross (3.7 net) US exploration wells, compared with 29 gross (18 net) wells in 1998, spending $1.1 million in 1999 and $10.5 million in 1998 on US exploration. Of the 8 gross wells drilled by the Company in 1999, 6 were completed as gas wells, and 2 were unsuccessful, which yields a 75% US exploration success rate in 1999. In 2000, Wiser plans to drill approximately 15 gross wells in the US and the Company has budgeted approximately $4.0 million for its 2000 US exploration program.

The Company is currently focusing its US exploration activities in the following geographical areas:

South Texas. At the Roche Ranch prospect in Refugio County, the Company drilled 7 gross wells in 1999 of which 6 were completed as new gas field discoveries. The Company operates and has a 40% working interest in the Roche Ranch prospect. The primary objectives are Frio gas sands at a depth of 5,000 to 7,000 feet, which are defined utilizing proprietary 3-D seismic surveys. The Company plans to drill six exploration wells in the Roche Ranch prospect in 2000.

Wiser also operates and has a 40% working interest in the Fitzsimmons prospect in Jim Wells County. Utilizing proprietary 3-D seismic surveys, the Company has identified several Frio and Yegua gas sand objectives at depths of 5,000 to 8,500 feet, respectively. Although no wells were drilled in this prospect in 1999, the Company plans to drill an exploratory well to approximately 8,200 feet to test the Yegua gas sand objective in 2000.

The Company has recently acquired a 30% non-operating working interest in the Menefee prospect in Wharton County. Wiser plans to participate in drilling three to four wells in the Menefee prospect in 2000 which target high pressured Yegua gas sands at depths of 7,800 to 8,700 feet. The Yegua objective has been defined using 3-D seismic surveys. The first Menefee prospect exploration well, the Kathleen Appling GU #1, was drilled in February 2000 to approximately 8,600 feet and is currently being completed as a Yegua gas discovery well.

At Welder Ranch in Refugio County, the Company drilled and abandoned one well in 1999. The Company does not anticipate any further exploration activity at Welder Ranch at this point in time.

West Texas. Wiser has sold a portion of its working interest in both the Indian Mesa and Panther Bluff prospects in Pecos County and now has a carried interest in these prospects. The Indian Mesa and Panther Bluff prospects do not meet the Company's exploration objectives at this time.

Gulf Coast. At the Little Crow prospect in Wilkinson County, Mississippi, the T.O.Sessions #1 exploration well was drilled to a total depth of 13,834 ft. The Cretaceous Tuscaloosa "A" sands are currently being production tested. Wiser has a 50% non-operating working interest in this prospect.

The Company has reprocessed and interpreted the 3-D seismic survey data acquired at the Castleberry prospect in Conecuh County, Alabama, and is planning to drill the first exploration well on this prospect in 2000. The primary objectives are Jurassic, Lower Haynesville sands, which produce nearby in the Frisco City area. The first exploration well will be drilled to approximately 12,500 feet and is based on a 32 square mile 3-D seismic survey. Wiser operates and has a 50% working interest in the Castleberry prospect. Several other prospects have also been defined near the Castleberry prospect.

Canada

Wiser focuses its Canadian exploration activities in specific regions within the Western Canadian Sedimentary Basin in close proximity to known producing horizons where the potential for significant reserves exists. The Company's technical personnel have considerable experience in this focus area. During 1999, the Company drilled one gross (one net) exploratory well which was a successful gas well. The Company spent $3.6 million on exploration in Canada in 1999 and has budgeted $2.8 million for its 2000 Canadian exploration program.

The Company is currently focusing its Canadian exploration activities in the following geographical area:

West Central Alberta. In 1999, the Company successfully completed the Wiser/Mobil Wild River 6-33 exploratory well at the Wild River prospect which added 352 MBOE to the Company's total proved reserves. The Wild River 6-33 well started production in January 2000 at an average rate of 500 Mcf per day. Wiser operates and has a 50% working interest in the well. The Company completed a 21 square mile 3-D seismic survey in the Wild River prospect in February 2000 and purchased an additional 1,280 acres of undeveloped leasehold acreage in March 2000. Wiser plans to drill one well in 2000 in the Wild River prospect.

In 1999, the Company utilized 3-D seismic survey data to identify a possible Granite Wash formation trap in the Evi North prospect located 1 mile north of the Evi Field. Wiser operates and has a 100% working interest in the Evi North prospect and plans to drill 1 exploratory well in 2000 in the Evi North prospect

International

The Company did not participate in any international exploration activity in 1999 and currently has no plans to participate in future international exploration activities.

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

During the year ended December 31, 1999, revenues from the sale of production to Highland Energy Company, CXY Energy Marketing and EOTT Energy Operating Ltd. represented approximately 41%, 11% and 10%, respectively, of the Company's total oil and gas revenues. The Company believes it would be able to locate alternate purchasers in the event of the loss of any one or more of these purchasers, and that any such loss would not have a material adverse effect on the Company's financial condition or results of operations.

Crude Oil. The Company sells its crude oil and condensate to various refiners and resellers in the United States and Canada at posting-related and spot-related prices that also depend on factors such as well location, production volume and product quality. The Company typically sells its crude oil and condensate production at or near the well site, although in some cases it is gathered by the Company or others and delivered to a central point of sale. The Company's crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. The Company has not engaged in crude oil trading activities. Revenue from the sale of crude oil and condensate totaled $25.6 million for the year ended December 31, 1999 and represented 54% of the Company's total oil and gas revenues for 1999.

From time to time, the Company enters into crude oil and natural gas price hedges to reduce its exposure to commodity price fluctuation. See Item 7A - "Quantitative and Qualitative Disclosures about Market Risk -

Commodity Price Risk" and Note 1 to the Company's Consolidated Financial Statements included elsewhere in this Report.

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

NGLs. From its natural gas processing plants in West Texas, the Company sells NGLs to independent marketers for resale. A direct pipeline connection to the Texas Gulf Coast market area facilitates the sale of NGLs from the Company's Wellman Unit, and enables the Company to receive prices that are representative of the daily market value of NGLs on the Texas Gulf Coast, less transportation and fractionation costs. The Company's average price in 1999 for NGLs sold from Company-operated plants or under processing agreements with others was $13.01 per Bbl. Prices for NGLs attributable to natural gas sold to plants operated by others are generally included in the prices reported by the Company for the sale of its natural gas.

Price Considerations. Crude oil prices are established in a highly liquid, international market, with average crude oil prices received by the Company generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by the Company in 1999 was $15.18. The average NYMEX-WTI closing price per Bbl for 1999 was $19.24.

Natural gas prices in each of the geographical areas in which the Company operates are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price the Company's natural gas. Average natural gas prices received by Wiser in each of its operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by the Company in 1999 was $1.83. The average NYMEX-Henry Hub price per MMBtu for 1999 was $2.27, computed by averaging the closing price on the last three trading days of each month of the forward prompt month NYMEX natural gas futures contract price applicable to each month in 1999. The average natural gas price received by the Company in 1999 was lower than such 1999 NYMEX-Henry Hub price as a result of pricing differentials determined by the location of the Company's natural gas production relative to the Henry Hub trading point and lower natural gas prices generally applicable to Canadian natural gas production relative to U.S. production.

Oil and Gas Reserves

The following table sets forth the proved developed and undeveloped reserves of the Company at December 31, 1999:

                                     Oil and NGLs (MBbls)                    Gas (Mmcf)                Total Reserves (MBOE)
                               ------------------------------     ------------------------------   ------------------------------
                               Developed  Undeveloped   Total     Developed  Undeveloped   Total   Developed  Undeveloped   Total
                               ---------  -----------   -----     ---------  -----------   -----   ---------  -----------   -----
Permian Basin
  Maljamar.................      9,444         933     10,377        2,849         88      2,937      9,919         948    10,867
  Wellman..................      8,747          --      8,747          735         --        735      8,869          --     8,869
  Dimmitt/Slash Ranch......      1,600         226      1,826        9,226        449      9,675      3,138         301     3,439
                                ------       -----     ------       ------      -----     ------     ------       -----    ------
    Total..................     19,791       1,159     20,950       12,810        537     13,347     21,926       1,249    23,175
San Juan Basin.............         37           8         45       17,375      1,513     18,888      2,933         260     3,193
Other......................        499           2        501       13,586        342     13,928      2,763          59     2,822
                                ------       -----     ------       ------      -----     ------     ------       -----    ------
Total United States........     20,327       1,169     21,496       43,771      2,392     46,163     27,622       1,568    29,190
Canada.....................      3,719         215      3,934       22,813      1,017     23,830      7,521         384     7,905
                                ------       -----     ------       ------      -----     ------     ------       -----    ------
Total Company..............     24,046       1,384     25,430       66,584      3,409     69,993     35,143       1,952    37,095
                                ======       =====     ======       ======      =====     ======     ======       =====    ======

     The following table summarizes the Company's proved reserves, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable thereto at December 31, 1999, 1998 and 1997:

                                                                          At December 31,
                                                            -----------------------------------------
                                                              1999            1998             1997
                                                            --------        --------         --------
                                                           (000's except weighted average sales prices)
Proved reserves:
  Oil and NGLs (Bbl)....................................      25,430          27,988           29,721
  Gas (Mcf).............................................      69,993         119,981          120,094
   BOE..................................................      37,095          47,985           49,737
  Estimated future net revenues before income taxes.....    $419,668        $218,969         $359,293
  Present Value.........................................    $222,539        $123,831         $210,087
  Standardized Measure(1)...............................    $176,916        $113,232         $174,489
Proved developed reserves:
  Oil and NGLs (Bbl)....................................      24,046          26,954           28,202
  Gas (Mcf).............................................      66,584         110,346          109,459
   BOE..................................................      35,143          45,345           46,444
  Estimated future net revenues before income taxes.....    $395,749        $207,884         $335,338
  Present Value.........................................    $212,263        $122,502         $200,647
Weighted average sales prices:
  Oil (per Bbl).........................................    $  23.76        $  10.39         $  15.92
  Gas (per Mcf).........................................        1.99            1.98             2.35
  NGLs (per Bbl)........................................       19.11            8.44            11.40

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

All information set forth in this Report relating to the Company's proved reserves, estimated future net revenues and Present Values is taken from reports prepared by DeGolyer and MacNaughton (with respect to the Company's United States properties) and Gilbert Lausten Jung Associates Ltd. (with respect to the Company's Canadian properties), each of which is a firm of independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on the Company's reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission ("SEC"), the Company's estimates of proved reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). A decline in prices relative to year end 1999 could cause a significant decline in the Present Value attributable to the Company's proved reserves at December 31, 1999. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

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

Net Production, Sales Prices and Costs

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the three-year period ended December 31, 1999.

                                                     Year Ended December 31,
                                                  -----------------------------
                                                  1999        1998        1997
                                                  ----        ----        ----
Production volumes:
   Oil (MBbl)
    United States............................     1,085       1,577       1,769
    Canada...................................       599         816         672
                                                -------     -------     -------
      Total Company..........................     1,684       2,393       2,441
   Gas (MMcf)
    United States (1)........................     7,333      11,143      10,095
    Canada...................................     2,915       3,221       2,734
                                                -------     -------     -------
      Total Company (1)......................    10,248      14,364      12,829
   NGLs (MBbl)
    United States............................       172         260         267
    Canada...................................        77          62          52
                                                -------     -------     -------
      Total Company..........................       249         322         319
Weighted average sales prices (2):
   Oil (per Bbl)
    United States............................   $ 14.56     $ 12.68     $ 18.30
    Canada...................................     16.29       12.04       17.28
      Total Company..........................     15.18       12.46       18.02
   Gas (per Mcf)
    United States (1)........................   $  1.95     $  2.05     $  2.46
    Canada...................................      1.54        1.12        1.26
      Total Company..........................      1.83        1.84        2.21
   NGLs (per Bbl)
    United States............................   $ 13.54     $  9.41     $ 13.34
    Canada...................................     11.84        8.56       16.64
      Total Company..........................     13.01        9.25       13.87
Selected expenses per BOE (3):
   Lease operating
    United States............................   $  5.82     $  5.01     $  5.03
    Canada...................................      3.48        3.05        3.50
      Total Company..........................      5.07        4.45        4.65
   Production taxes (4)
    United States............................   $  0.77     $  0.84     $  1.02
   Depreciation, depletion and amortization
    United States............................   $  4.34     $  4.48     $  3.88
    Canada...................................      6.03        6.54        7.58
      Total Company..........................      4.88        5.15        4.79
   General and administrative
    United States............................   $  2.23     $  2.11     $  2.17
    Canada...................................      1.15        1.41        1.54
      Total Company..........................      1.88        1.96        2.02

__________________
(1) Calculated by including volumes of natural gas purchased for resale as follows: 1999 - 148 MMcf, 1998 - 608 MMcf and 1997 - 629 MMcf.
(2) Reflects results of hedging activities. See Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."
(3) Calculated without including volumes of natural gas purchased for resale.

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

Productive Wells and Acreage

Productive Wells

The following table sets forth the Company's domestic and Canadian productive wells at December 31, 1999:

                                              Productive Wells
                           ----------------------------------------------------
                                 Oil             Gas               Total
                           --------------   ---------------     ---------------
                           Gross      Net   Gross       Net     Gross       Net
                           -----      ---   -----       ---     -----       ---
United States............   369       299   2,449 (1)    69     2,818       368
Canada...................   201        72      84        37       285       109
                            ---       ---   -----       ---     -----       ---
  Total..................   570       371   2,533       106     3,103       477
                            ===       ===   =====       ===     =====       ===

(1) 2,400 of the Company's gross natural gas wells are located in the San Juan Basin. The Company has non-operated working interests in these wells ranging from 0.26% to 50.0% and average approximately 1.8%.

Acreage

The following table sets forth the Company's undeveloped and developed gross and net leasehold acreage at December 31, 1999. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                             Undeveloped         Developed            Total
                           ---------------  ------------------  ----------------
                            Gross     Net    Gross        Net     Gross     Net
                            -----     ---    -----        ---     -----     ---
Permian Basin
  Maljamar...............      480     421   13,932     13,793   14,412   14,214
  Wellman................       --      --    2,280      2,165    2,280    2,165
  Dimmitt/Slash Ranch....    1,469   1,257    6,035      5,229    7,504    6,486
                           -------  ------  -------     ------  -------  -------
    Total................    1,949   1,678   22,247     21,187   24,196   22,865
  San Juan Basin.........       --      --   10,880      6,239   10,880    6,239
  Other..................   41,247  18,811   13,321      6,384   54,568   25,195
                           -------  ------  -------     ------  -------  -------
    Total United States..   43,196  20,489   46,448     33,810   89,644   54,299
  Canada.................  139,661  67,987   56,942     25,059  196,603   93,046
                           -------  ------  -------     ------  -------  -------
  Total..................  182,857  88,476  103,390     58,869  286,247  147,345
                           =======  ======  =======     ======  =======  =======

(1) Excluded is acreage in which the Company's interest is limited to a mineral or royalty interest. At December 31, 1999, the Company held mineral or royalty interests in 2,815 gross (759 net) developed acres and 30,056 gross (3,584 net) undeveloped acres.

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

                                      Acres Expiring
                                    ------------------
                                     Gross       Net
                                    -------     ------
Twelve Months Ending:
  December 31, 2000...............   30,296     14,218
  December 31, 2001...............   61,677     26,487
  Thereafter......................   90,884     47,771
                                    -------     ------
    Total.........................  182,857     88,476
                                    =======     ======

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

Drilling Activity

The following table sets forth for the three-year period ended December 31, 1999 the number of exploratory and development wells drilled by or on behalf of the Company.

                           1999              1998             1997
                      --------------    --------------   ---------------
                      Gross      Net    Gross      Net    Gross      Net
                      -----      ---    -----      ---    -----      ---
Exploratory Wells:
-----------------
  United States
    Producing.......      6        2       16       11       10        6
    Dry.............      2        1       14        7        8        4
  Canada
    Producing.......      1        1        3        2        3        2
    Dry.............     --       --        3        1        1        1
Development Wells:
-----------------
  United States
    Producing.......      1       --       58       44       80       71
    Dry.............     --       --        2        1        2        1
  Canada
    Producing.......     20        4       19       12       39       18
    Dry.............      2        1        7        4        6        4
Total Wells:
-----------
    Producing.......     28        7       96       69      132       97
    Dry.............      4        2       26       13       17       10
                       ----       --      ---       --      ---      ---
      Total.........     32        9      122       82      149      107
                       ====       ==      ===       ==      ===      ===

Operations

The Company generally seeks to be named as operator for wells in which it has acquired a significant interest, although, as is common in the industry, this typically occurs only when the Company owns the major portion of the working interest in a particular well or field. At December 31, 1999, the Company operated 100% of its properties in the Permian Basin, comprising approximately 62% of the Company's total proved reserves, including Maljamar (208 gross wells), Wellman (14 gross wells) and Dimmitt/Slash Ranch (82 gross wells). At December 31, 1999, the Company also operated 114 (out of a total of 285) gross wells on its Canadian properties.

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

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator's direct expenses and monthly per-well supervision fees. Per-well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. Such fees received by the Company in 1999 ranged from $95 to $870 per well per month.

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

The Company's operations are subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down-hole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company maintains comprehensive insurance coverage, including a $1.0 million general liability insurance policy and a $30.0 million excess liability policy. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in comparable operations, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

Title to Properties

The Company's land department and contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other inchoate burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. At December 31, 1999, the Company's leaseholds for approximately 40% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Since the mid-1980's, the FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. Such orders have mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. Further, they have eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and have substantially increased competition and volatility in natural gas markets. While the Company cannot predict what action the FERC will take on these or related matters in the future, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

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

Employees

At February 24, 2000, the Company employed 67 full-time employees, of whom five were executive officers, 13 were technical personnel, 28 were field personnel and 21 were administrative personnel. Of the total employees, 53 were located in the United States and 14 were located in Canada. At February 24, 2000, none of the Company's employees were represented by a labor union. The Company considers its relations with its employees to be good.

Facilities

The Company's principal executive and administrative offices are located at 8115 Preston Road, Suite 400, Dallas, Texas. The offices contain approximately 21,000 square feet of space and are leased through December 31, 2001. Rental payments are approximately $37,000 per month. The office of the Company's Canadian subsidiary, The Wiser Oil Company of Canada, is located at 645 7th Avenue, S.W., Suite 2550, Calgary, Alberta. This office contains approximately 14,000 square feet of space and is leased through December 20, 2003. Rental payments are approximately $20,000 per month.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock is traded on the New York Stock Exchange under the symbol WZR.

The quarterly high and low sales prices and dividends per share of Common Stock during the three years ended December 31, 1999, were as follows:


                                            High       Low      Dividends
                                           ------     ------    ---------
1999
  First Quarter.........................   $ 3.13     $ 1.44      $0.00
  Second Quarter........................     4.88       2.00       0.00
  Third Quarter.........................     4.81       2.88       0.00
  Fourth Quarter........................     4.13       2.25       0.00
1998
  First Quarter.........................   $14.25     $11.75      $0.03
  Second Quarter........................    13.25       8.75       0.03
  Third Quarter.........................    12.50       5.00       0.03
  Fourth Quarter........................     5.75       1.63       0.03
1997
  First Quarter.........................   $22.38     $17.63      $0.03
  Second Quarter........................    18.88      15.13       0.03
  Third Quarter.........................    18.75      14.06       0.03
  Fourth Quarter........................    18.75      13.06       0.03

At February 24, 20000, there were 8,951,965 shares of Common Stock outstanding held by approximately 800 shareholders of record and approximately 3,700 beneficial owners.

Each share of Common Stock also represents one preferred stock purchase right which entitles the holder thereof to purchase from the Company one-one thousandth of a share (a "Unit") of Series B Preferred Stock of the Company at an exercise price of $72.00 per Unit.

On December 10, 1998, the Board of Directors approved a cost reduction plan which included suspending payments of cash dividends on the Company's common stock. In addition, under the terms of the BankOne Revover (see Note 4 to the Company's Consolidated Financial Statements) the payment of dividends is prohibited.

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

                                                                           Year Ended December 31,
                                                            ---------------------------------------------------
                                                              1999        1998       1997      1996      1995
                                                            --------    --------   --------  --------  --------
Income Statement Data (000's except per share amounts):
Revenues:
  Oil and gas sales......................................   $ 47,602    $ 59,197   $ 76,729  $ 72,012  $ 54,400
  Dividends and interest.................................        739         269      1,113       683     1,241
  Marketable security sales gains........................         --          --      7,495    12,977    13,101
  Other..................................................      4,453       1,942      2,478     1,017     2,939
                                                            --------    --------   --------  --------  --------
    Total revenues.......................................     52,794      61,408     87,815    86,689    71,681
                                                            --------    --------   --------  --------  --------
Costs and expenses:
  Production and operating...............................     21,111      26,529     27,183    23,970    20,690
  Purchased natural gas..................................        336       1,440      1,622     1,462       727
  Depreciation, depletion and amortization ("DD&A")......     17,663      25,811     22,977    19,653    19,778
  Property impairments...................................      2,214       3,838      3,289    12,112     4,893
  Exploration............................................      7,059      15,328      9,655     4,176     5,801
  General and administrative.............................      6,816      10,571      9,661     9,364     8,193
  Interest expense.......................................     13,310      13,097      9,845     5,452     5,618
                                                            --------    --------   --------  --------  --------
    Total costs and expenses.............................     68,509      96,614     84,232    76,189    65,700
                                                            --------    --------   --------  --------  --------
Earnings (loss) before income taxes......................    (15,715)    (35,206)     3,583    10,500     5,981
Income tax expense (benefit).............................       (859)    (10,740)       264     4,072     3,788
                                                            --------    --------   --------  --------  --------
Net income (loss)........................................   $(14,856)   $(24,466)  $  3,319  $  6,428  $  2,193
                                                            ========    ========   ========  ========  ========

Average outstanding shares (000's) (1)...................      8,952       8,952      8,949     8,939     8,939
Basic earnings (loss) per share..........................   $  (1.66)   $  (2.73)  $   0.37  $   0.72  $   0.25
Cash dividends per share.................................   $   0.00    $   0.12   $   0.12  $   0.12  $   0.40

Other Financial Data (000's):
EBITDA (2)...............................................   $ 23,792    $ 22,599   $ 40,741  $ 38,233  $ 27,729
Operating cash flows.....................................      6,478      (3,316)    26,372    33,228    19,239
Capital expenditures.....................................      8,327      29,980     70,209    46,056    28,851

Balance Sheet Data - end of period (000's):
Cash and cash equivalents................................   $ 21,447    $  2,779   $ 13,255  $  5,870  $  1,397
Working capital (3)......................................     17,875     (19,911)     7,809     3,493     1,034
Marketable securities....................................         --          --         --     7,176    19,592
Net property and equipment...............................    159,973     213,295    220,708   179,718   169,089
Total assets.............................................    196,726     231,810    254,556   208,617   203,407
Long-term debt...........................................    124,526     124,452    124,304    78,654    74,171
Stockholders' equity.....................................     57,141      72,091     97,424    99,262   101,132

                                                                                    Year Ended December 31,
                                                                    ----------------------------------------------------
                                                                      1999       1998       1997       1996       1995
                                                                    --------   --------   --------   --------   --------
Reserve and Operating Data:
Production and volumes:
  Oil and NGLs (MBbl)............................................      1,933      2,715      2,760      2,776      2,332
  Gas (MMcf) (4).................................................     10,248     14,364     12,829     12,288     12,171
    BOE (000's) (4)..............................................      3,641      5,109      4,898      4,824      4,361
Weighted average sales prices (5):
  Oil (per Bbl)..................................................   $  15.18   $  12.46   $  18.02   $  18.81   $  16.91
  Gas (per Mcf)..................................................       1.83       1.84       2.21       1.77       1.37
  NGLs (per Bbl).................................................      13.01       9.25      13.87      13.36      10.11
    BOE (per Bbl)................................................      11.59      11.59      15.66      14.93      12.47
Selected expenses per BOE (6):
  Lease operating................................................   $   5.07   $   4.45   $   4.65   $   4.14   $   4.06
  Production taxes...............................................       0.77       0.84       1.02       0.93       0.78
  DD&A...........................................................       4.88       5.15       4.79       4.16       4.62
  General and administrative.....................................       1.88       1.96       2.02       1.98       1.92
Proved reserves (end of year) (7):
  Oil and NGLs (MBbls)...........................................     25,430     27,988     29,721     31,612     32,208
  Gas (MMcf).....................................................     69,993    119,981    120,094    113,377    109,915
    BOE (MBbls)..................................................     37,095     47,985     49,737     50,508     50,527
  Estimated future net revenues before income taxes (000's)......   $419,668   $218,969   $359,293   $705,723   $401,037
  Present Value..................................................    222,539    123,831    210,087    414,314    235,416
  Standardized Measure (000's) (8)...............................    176,916    113,232    174,489    317,180    194,602
Weighted average sales prices (end of year) (7)(9):
  Oil (per Bbl)..................................................   $  23.76   $  10.39   $  15.92   $  24.63   $  18.19
  Gas (per Mcf)..................................................       1.99       1.98       2.35       3.45       1.84
  NGLs (per Bbl).................................................      19.11       8.44      11.40      19.79      12.87

(1) Basic earnings per share is calculated without including dilutive effect of common stock equivalents consisting of stock options. See Note 12 to the Company's Consolidated Financial Statements.
(2) EBITDA is not a generally accepted accounting measure, but is presented as a supplemental financial indicator of the Company's ability to service or incur debt. EBITDA is calculated by adding interest expense, income tax expense, depreciation, depletion and amortization, property impairment costs and exploration costs to net income (excluding marketable security sales gains and dividends and interest). EBITDA should not be considered in isolation or as a substitute for net income, operating cash flows or any other measure of financial performance prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.
(3) Working capital represents the difference between current assets and current liabilities.
(4) Calculated by including volumes of natural gas purchased for resale as follows: 1999 - 148 MMcf, 1998 - 608 MMcf, 1997 - 629 MMcf, 1996 - 605 MMcf
    and 1995 - 500 MMcf.
(5) Reflects results of hedging activities. See Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."
(6) Calculated without including volumes of natural gas purchased for resale.
(7) Estimates of proved reserves and future net revenues from which Present Values are derived are based on year end prices of oil and gas held constant (except to the extent a contract specifically provides otherwise) in accordance with SEC regulations.
(8) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Company's Consolidated Financial Statements included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure of Discounted Future Net Cash Flows.
(9) Year end prices used to estimate proved reserves and future net revenues from which Present Values are derived. See footnotes 7 and 8 above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the three-year period ended December 31, 1999. The Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

General

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. At December 31, 1999, the Company's proved reserves were comprised of approximately 95% proved developed reserves, and the Company does not have a large inventory of development drilling locations or enhanced recovery projects to pursue after 1999. If the Company is unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile. In particular, oil prices during 1998 were at their lowest levels since 1986. As a result, the Company's results of operations were adversely affected. During the last half of 1999 and early 2000, oil prices increased significantly from 1998. Any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

The Company completed the liquidation of its marketable securities portfolio in 1997 and used the proceeds from the sale of its marketable securities to fund a portion of the Company's capital and exploration expenditures in 1997. The Company recognized pretax gains from the sale of marketable securities of $7.5 million in 1997. In the absence of such gains, the Company would have reported net losses in 1997.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to assess the need for an impairment of capitalized costs of proved oil and gas properties and the costs of wells and related equipment and facilities on a property-by-property basis. Applying SFAS No. 121, the Company recognized non-cash property impairment charges of $2.2 million in 1999, $3.8 million in 1998 and $3.3 million in 1997.

Subsequent Event

As described in Note 13 to the Company's Consolidated Financial Statements, the Company and Wiser Investment Company, LLC ("WIC") have entered into an Amended and Restated Stock Purchase Agreement and an Amended and Restated Warrant Purchase Agreement providing for, among other things, the issuance and sale by the Company to WIC of up to 1,000,000 Preferred Shares at a purchase price of $25.00 per share and the issuance of Warrants to purchase up to that number of shares of Common Stock representing approximately 5% of the outstanding shares of Common Stock at any given time.

Results of Operations

Production information presented below includes volumes of natural gas purchased for resale; however, per unit of production information with respect to production and operating expenses, depreciation, depletion and amortization and general and administrative costs is calculated without including such volumes. Such volumes were 148 MMcf in 1999, 608 MMcf in 1998 and 629 MMcf in 1997.

Comparison of 1999 to 1998

In April and May 1999, the Company entered into three separate agreements to sell its oil and gas properties in the Appalachia area, certain oil and gas properties in Texas and New Mexico and virtually all of its oil and gas royalty interests in the United States ("Second Quarter Property Sales"). The Second Quarter Property Sales were closed in April and May 1999 for an aggregate sales price of $42.3 million before fees and adjustments, and represented approximately 19% of the Company's proved reserves as of December 31, 1998. The Company recognized a net gain of $3.4 million in 1999 from the Second Quarter Property Sales and the revenues and expenses associated with the sold properties are included in the Company's consolidated statements of income through the various closing dates.

The following table sets forth the production, oil and gas revenues, production and operating expenses and purchased gas related to the Second Quarter Property Sales for the years ended December 31,1999 and 1998 (000's):


                                               1999     1998
                                              ------   -------
     Oil production (Bbls).................       56       224
     Gas production (Mcf)..................    1,215     4,189
     NGL production (Bbls).................       16        69
     BOE production (Bbls).................      275       991

     Oil and gas revenues..................   $3,162   $12,969
     Production and operating expenses.....    1,142     4,625
     Purchased gas.........................      336     1,440

Revenues

Oil and gas sales decreased $11.6 million or 20% to $47.6 million in 1999 from $59.2 million in 1998, due to the Second Quarter Property Sales, which accounted for $9.8 million of the decrease and also due to lower oil and gas production which was partially offset by higher oil and NGL prices. Oil production in 1999 was 709 MBbls lower than 1998 oil production, with 89% of the decrease attributed to lower oil production from the Maljamar field in New Mexico of 249 MBbls, lower oil production in Canada of 217 MBbls, primarily attributable to the Evi and Provost fields, and a reduction of 168 MBbls related to the Second Quarter Property Sales . The average oil price received in 1999 increased 22% to $15.18 per Bbl from $12.46 per Bbl in 1998. Gas production during 1999 decreased 29% to 10.2 Bcf from 14.4 Bcf in 1998. Approximately 21% of the decrease in gas production was attributable to the Second Quarter Property Sales and approximately 3% of the decrease in gas production was due to lower gas production in South Texas, which was 499 MMcf lower than 1998. The average gas price received in 1999 was $1.83 per Mcf or $0.01 less than 1998. As a result of hedging activities, oil and gas sales were decreased by $3.6 million in 1999 and increased by $0.2 million in 1998. On an equivalent unit basis, total production decreased 29% to 3,641 MBOE in 1999 from 5,109 MBOE in 1998.

Dividends and interest increased 133% to $0.7 million in 1999 compared to $0.3 million in 1998 as a result of higher interest income earned on the net proceeds from the Second Quarter Property Sales which were invested in short-term investments.

Pension plan curtailment gain of $0.8 million in 1998 was recognized as a result of amendments to the Company's pension plan in December 1998 which curtailed certain pension benefits. There were no such amendments in 1999.

Gain on sales of properties were $3.6 million in 1999 compared to $0.6 million in 1998 due to the Second Quarter Property Sales as discussed above. Property sales in 1998 consisted of several non-strategic oil and gas properties.

Costs and Expenses

Production and operating expense decreased 20% to $21.1 million in 1999 from $26.5 million in 1998 primarily due to the Second Quarter Property Sales, which reduced production and operating expenses by $3.5 million in 1999, and also due to cost cutting measures implemented at the Maljamar field which reduced production and operating expenses in 1999 by $1.5 million compared to 1998. On a BOE basis, production and operating expense increased 10% to $5.84 per BOE in 1999 from $5.29 per BOE in 1998 primarily as a result of higher production and operating expenses per BOE at the Maljamar and Wellman fields and the Second Quarter Property Sales which included properties with a lower than average production and operating expense per BOE.

Purchase natural gas decreased 79% to $0.3 million in 1999 from $1.4 million in 1998 due to the Second Quarter Property Sales.

DD&A decreased $8.1 million or 31% to $17.7 million in 1999 from $25.8 million in 1998 and DD&A per BOE decreased 5% to $4.88 per BOE in 1999 from $5.15 per BOE in 1998. U.S. DD&A decreased $5.9 million, due primarily to the Second Quarter Property Sales, and Canadian DD&A decreased $2.2 million.

Impairment expense decreased 42% to $2.2 million in 1999 from $3.8 million in 1998. Impairment expense in 1999 was resulted from lower than expected reserve estimates for certain properties and impairment expense in 1998 was due primarily to unusually low oil prices used to value reserves at year-end 1998.

Exploration expense decreased 54% to $7.1 million in 1999 from $15.3 million in 1998 as the Company significantly curtailed its exploration activities in 1999 due to low oil prices experienced in 1998 and the first quarter of 1999. Dry hole expense decreased 79% to $1.3 million in 1999 from $6.1 million in 1998. Geological and geophysical expenses in 1999 were $0.8 million, down 76% from $3.4 million in 1998.

General and administrative expense ("G&A") decreased 36% to $6.8 million in 1999 from $10.6 million in 1998 and G&A per BOE decreased 4% to $1.88 per BOE in 1999 from $1.96 per BOE in 1998. The decrease in G&A was attributable in part to an informal cost reduction program that was implemented by the Company in December 1998 that involved reducing its workforce by approximately 36% and reducing other discretionary administrative expenses. In connection with this cost reduction program, the Company recognized approximately $545,000 of employee severance expense in 1998.

Income tax benefit decreased $9.8 million to a tax benefit of $0.9 million in 1999 from a tax benefit of $10.7 million in 1998. The Company had a net operating loss carryforward of approximately $16 million at December 31, 1999 and since full realization of the future tax benefits of the net operating loss carryforward was determined by the Company to not be "more likely than not" at December 31, 1999, only $0.9 million of income tax benefit was recognized in 1999.

Net loss decreased $9.6 million to a net loss of $14.9 million in 1999 from a net loss of $24.5 million in 1998 as total costs and expenses and income taxes for 1999 were $18.2 million lower than 1998 and total revenues for 1999 were only $8.6 million lower than 1998.

Comparison of 1998 to 1997

Revenues

Oil and gas sales decreased $17.5 million or 23% to $59.2 million in 1998 from $76.7 million in 1997, as lower oil and gas prices decreased oil and gas sales by $19.8 million which was offset by $2.3 million attributed to higher gas and NGL production. The average oil price received in 1998 decreased 31% to $12.46 per Bbl from $18.02 per Bbl in 1997 and the average gas price received in 1998 decreased 17% to $1.84 per Mcf from $2.21 per Mcf in 1997. Gas production during 1998 increased 12% to 14.4 Bcf from 12.8 Bcf in 1997. The increase in gas production was primarily attributable to the Welder Ranch field in South Texas which produced 2.3 Bcf of gas during 1998 compared to 0.8 Bcf of gas in 1997. The Welder Ranch field was acquired in June 1997. Oil production in 1998 decreased 2% to 2,393 MBbls from 2,441 MBbls in 1997. As a result of development activity in 1997 and 1998, oil production in 1998 from the Evi and Provost fields in Canada was 88 MBbls and 150 MBbls higher than 1997, respectively. Oil production from the Maljamar and Wellman fields in 1998 was 102 MBbls and 70 MBbls lower than 1997, respectively, as development activities at these fields was substantially complete in 1997. As a result of hedging activities, oil and gas sales were increased by $0.2 million in 1998 and reduced by $2.4 million during 1997. On an equivalent unit basis, total production increased 4% to 5,109 MBOE in 1998 from 4,898 MBOE in 1997.

Dividends and interest decreased 76% to $0.3 million in 1998 compared to $1.1 million in 1997 as the Company completed the liquidation of its remaining marketable securities in 1997.

Marketable security sales gains were $7.5 million in 1997 as the Company completed the liquidation of its remaining marketable securities in 1997.

Pension plan curtailment gain of $0.8 million in 1998 was recognized as a result of amendments to the Company's pension plan in December 1998 which curtailed certain pension benefits. There were no such amendments in 1997.

Costs and Expenses

Production and operating expense decreased 2% to $26.5 million in 1998 from $27.2 million in 1997 primarily due to a decrease of $0.7 million in production taxes associated with lower oil and gas sales in 1998. On a BOE basis, production and operating expense decreased 7% to $5.29 per BOE in 1998 from $5.67 per BOE in 1997 as a result of higher BOE production and lower production taxes in 1998.

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

Exploration expense increased 59% to $15.3 million in 1998 from $9.7 million in 1997 as the Company increased its exploration activities during 1998. Dry hole expense increased 49% to $6.1 million in 1998 from $4.1 million in 1997 and included dry hole expense of $1.6 million in Peru and $2.0 million in South Texas during 1998. Surrendered and abandoned lease expense in 1998 increased 227% to $4.9 million from $1.5 million in 1997 primarily as a result of increased lease abandonment expense associated with unsuccessful exploration drilling in 1998 and the curtailment of exploration activities due to low oil prices.

G&A increased 9% to $10.6 million in 1998 from $9.7 million in 1997 and increased 4% to $2.11 per BOE in 1998 from $2.02 per BOE in 1997. The increase in G&A was attributable primarily to an informal cost reduction program that was implemented by the Company in December 1998 that involved reducing its workforce by approximately 36% and reducing other discretionary administrative expenses. In connection with this cost reduction program, the Company recognized $545,000 of employee severance expense in 1998.

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

Liquidity and Capital Resources

Cash flows

Cash flows from operating activities increased $9.8 million to $6.5 million in 1999 from a deficit of $3.3 million in 1998. The major factors contributing to the increase in cash flows during 1999 were lower costs and expenses of $16.9 million offset by lower revenues of $11.6 million and changes in working capital of $4.5 million from 1998 to 1999 that provided operating cash flows. The net proceeds from the Second Quarter Property Sales of $41.0 million provided most of the $32.7 million of cash flows from investing activities. Capital expenditures were $8.3 million in 1999, a decrease of $21.7 million from $30.0 million in 1998. Capital expenditures were curtailed in 1999 as a result of low oil prices in 1998 and the first quarter of 1999. The major components of capital expenditures for 1999 were $5.4 million for development activities and $2.7 million for exploration activities. Cash flows from financing activities in 1999 consisted of repaying $21 million of borrowings under the Credit Agreement, formerly with NationsBank of Texas, N.A., and borrowing $0.5 million under the Restated Credit Agreement with Bank One Texas, NA.

Financial Position

Cash and cash equivalents increased $18.7 million from $2.8 million at December 31, 1998 to $21.5 million at December 31, 1999. The increase was attributable primarily to $41.0 million of sales proceeds from the Second Quarter Property Sales less $20.5 million of repayments of long-term debt. Working capital of $18.4 million at December 31, 1999 was $38.3 million higher than the working capital deficit of $19.9 million at December 31, 1998 due primarily to increased cash and cash equivalents of $18.7 million and the repayment of $21.0 million of current portion of long-term debt. Net property and equipment decreased $53.3 million, of which $36.5 million is attributable to the Second Quarter Property Sales. Total assets decreased $35.1 million during 1999 to $196.7 million at December 31, 1999, and stockholders' equity decreased $15.0 million during 1999 to $57.1 million at December 31, 1999.

At December 31, 1999, capitalization totaled $182.1 million and consisted of $125.0 million of long-term debt (69%) and $57.1 million of stockholders' equity (31%).

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

The Company entered into a Credit Agreement with a group of banks which provides for the issuance of letters of credit and for revolving credit loans to the Company (the "Credit Agreement"). On March 23, 1999, a financial institution ("New Lender") purchased all of the rights and obligations of the Credit Agreement from Nations Bank of Texas, N.A. and the Bank of Montreal and became the new Agent under the Credit Agreement.

In April 1999, the Company used $10 million of proceeds from the sale of oil and gas properties to reduce the outstanding balance under the Credit Agreement to $11 million. On May 10, 1999, the Company entered into a Restated Credit Agreement with Bank One, Texas, N.A. (the "BankOne Revolver"). The Company borrowed $11 million under the BankOne Revolver and repaid in full the outstanding principal balance of $11 million under the Credit Agreement and the Credit Agreement was terminated. Also in May 1999, the Company used $10.5 million of proceeds from the sale of oil and gas properties to reduce the BankOne Revolver balance to $0.5 million.

The BankOne Revolver provides the Company with up to a $25 million line of credit through April 30, 2001. The amounts available for borrowing are based on the Company's oil and gas reserves and the Company's Borrowing Base at December 31, 1999 was $8 million. Available loan and interest options are (i) Prime Rate Loans, at the bank's prime interest rate and (ii) Eurodollar Loans, at LIBOR plus 2.5%, 2.75% or 3% depending on the percentage of the Borrowing Base actually borrowed by the Company. The commitment fee on the unused Borrowing Base is 0.5%. The BankOne Revolver imposes certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness and requires the Company to, among other things, maintain certain financial ratios and make monthly escrow deposits of $1.0 million to fund the semi-annual interest payments on the 9 1/2% Senior Subordinated Notes. The Company is currently negotiating certain amendments to the BankOne Revolver and, subject to the completion of the negotiations, the Company has classified the entire $500,000 balance outstanding at December 31, 1999 as a current liability in the Consolidated Balance Sheets.

On April 13, 1999, the Company entered into a Purchase and Sale Agreement with Prince Minerals, Ltd. to sell certain producing and non-producing mineral interests ("Mineral Properties") for $10 million effective April 1, 1999. The sale closed on April 21, 1999. The producing portion of the oil and gas properties comprising the Mineral Properties represented approximately 2% of the Company's total proved oil and gas reserves at December 31, 1998. The sales proceeds were used to reduce the outstanding balance under the Credit Agreement to approximately $11 million.

On April 12, 1999, the Company entered into a Purchase and Sale Agreement with Columbia Natural Resources to sell all of the Company's oil and gas properties in Kentucky, Tennessee and West Virginia ("Appalachia Properties") for $28 million effective April 1, 1999. The sale closed on May 12, 1999. The oil and gas properties comprising the Appalachia Properties represented approximately 15% of the Company's total proved oil and gas reserves at December 31, 1998. The sales proceeds were used to reduce the outstanding balance under the Credit Agreement to approximately $11 million, and for general corporate purposes.

In addition, the Company sold a number of smaller, non-strategic oil and gas properties in Texas and New Mexico for an aggregate sales price of $4.3 million. This sale closed on May 25, 1999. The sales proceeds from these properties were used for general corporate purposes.

The Company believes that cash flows from operations and borrowings under the BankOne Revolver will be sufficient to meet anticipated capital and exploration expenditure requirements (excluding any material property acquisitions) in 2000. If the Company's cash flows from operations and borrowings under the BankOne Revolver are not sufficient to satisfy its capital and exploration expenditure requirements, there is no assurance that additional equity or debt financing will be available to meet such requirements.

Capital and Exploration Expenditures

The Company requires capital primarily for the acquisition, development and exploitation of, and the exploration for, oil and gas properties, the repayment of indebtedness and general working capital needs. During 2000, subject to market conditions and drilling and operating results, the Company expects to spend approximately $15.0 million on acquisition, development, exploitation and exploration activities.

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

Year 2000 Issue

Although the transition to the year 2000 did not have any significant impact on the Company or its reporting systems and operations, the Company will continue to assess the impact of the "Year 2000" ("Y2K") issue on its reporting systems and those of its primary business partners, suppliers and vendors during the Year 2000. The Y2K issue exists because many computer systems and applications used two-digit date fields to designate a year, which meant that two-digit date systems would recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly.

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

In June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company currently uses derivatives to hedge oil and gas price risk and gains or losses on such derivatives are recorded as adjustments to oil and gas sales. Accordingly, adoption of SFAS No. 133 should not have a significant impact on reported earnings, but could have a material impact on comprehensive income and the reported financial position of the Company.

Disclosure Regarding Forward-Looking Statements

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report, including without limitation statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business" and "Properties" regarding proved reserves, estimated future net revenues, Present Values, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells anticipated to be drilled and the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are the volatility of oil and gas prices, the ability to acquire or find and successfully develop additional oil and gas reserves, the uncertainty of estimates of reserves and future net revenues, risks relating to acquisitions of producing properties, drilling and operating risks, general economic conditions, competition, domestic and foreign government regulations and other factors which are beyond the Company's control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. The Company assumes no obligation to update any such forward-looking statements.

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

Interest Rate Risk

Total debt at December 31, 1999 included $124.5 million of fixed-rate debt and $0.5 million of floating-rate debt attributed to borrowings under the BankOne Revolver. As a result, the Company's annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate (approximately 85 basis points) would be less than $0.01 million.

At December 31, 1999, the estimated fair value of the Company's fixed-rate debt of $125.0 million was $98.8 million. The fixed-rate debt will mature in May 2007 and the floating-rate debt will mature in May 2001.

Commodity Price Risk

The Company has in the past entered into and may in the future enter into hedging arrangements with respect to portions of its oil, natural gas and NGL production to reduce its sensitivity to volatile commodity prices. The Company believes that hedging, although not free of risk, allows the Company to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, hedging arrangements limit the benefit to the Company of increases in the prices of the hedged commodity. Moreover, the Company's hedging arrangements apply only to a portion of its production and provide only partial price protection against declines in prices. Such arrangements may expose the Company to risk of financial loss in certain circumstances. The Company expects that the amount of production it hedges will vary from time to time. During 1999, 1998 and 1997, the Company entered into various natural gas and crude oil forward sale agreements, natural gas price swaps and oil price collar agreements to hedge against price fluctuations. Oil and gas sales are adjusted for the effects of hedging transactions as the underlying hedged production is sold. Adjustments to oil and gas sales from the Company's hedging activities resulted in a decrease in revenues of $3.6 million in 1999, an increase in revenues of $0.2 million in 1998 and a decrease in revenues of $2.4 million in 1997. Based on December 31, 1999 NYMEX futures prices, the fair value of the Company's hedging arrangements at December 31, 1999 was a loss of $1.2 million. A 10% increase in both the oil price and the gas price would increase this loss by $3.0 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $3.0 million.

As of February 24, 2000 the Company's hedging arrangements were as follows:

Period                                       Daily Volume      Price (Floor / Ceiling)
------                                       ------------      -----------------------
   Crude Oil:
   ----------
   January 1, 2000 to March 31, 2000         1,000 Bbls (1)      $18.50 / 26.60 per Bbl
   January 1, 2000 to March 31, 2000         2,700 Bbls          $24.00 per Bbl
   April 1, 2000 to June 30, 2000            3,500 Bbls          $22.30 per Bbl
   July 1, 2000 to September 30, 2000        3,400 Bbls          $21.07 per Bbl
   October 1, 2000 to December 31, 2000      3,300 Bbls          $19.78 per Bbl

   Natural Gas:
   ------------
   February 1, 2000 to September 30, 2000    5,261 MMBTU (2)     $2.29 per MMBTU (2)
   February 1, 2000 to September 30, 2000    5,226 MMBTU (2)(3)  $2.01 (Put) per MMBTU (2)
   March 1, 2000 to September 30, 2000       5,174 MMBTU (2)(3)  $2.20 (Put) per MMBTU (2)

   (1) The 1,000 Bbls per day crude oil hedge is a "collar" hedge whereby the Company will receive the actual market price if the actual market price is between the floor price of $18.50 per Bbl and the ceiling price of $26.60 per Bbl. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

   (2) Average for period.

   (3) The 5,226 MMBTU per day the and 5,174 MMBTU per day natural gas hedges are "Put" agreements whereby the Company will receive the actual market price if the actual market price is above the put prices of $2.01 and $2.20 per MMBTU, respectively. If the actual market price is below the put price, the price received by the Company will be limited to the put price.


The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. Also see Note 1 to the Company's Consolidated Financial Statements included elsewhere in this Report.

Foreign Currency Exchange Risk

The Company receives a substantial portion of its revenue in Canadian dollars (29% in 1999). As a result, fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company's financial condition and results of operations. Historically however, exchange rate fluctuations have not been material to the Company.

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

B. Reports on Form 8-K.

       The Company filed a report on Form 8-K on December 23, 1999 disclosing under Item 5. thereof that the Company entered into a Stock Purchase Agreement and Warrant Purchase Agreement, each dated as of December 13, 1999, with Wiser Investment Company, LLC.

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

(4a) First Amendment to Rights Agreement dated as of October 25, 1993 by and between the Company and ChaseMellon Shareholder Services, L.L.C. (as successor to Chemical Bank), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company's report on Form 8 -K (Commission File No. 0-5426), dated December 23, 1999 (Date of Event: December 13, 1999).

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

(4.4) Credit Agreement dated June 23, 1994 among The Wiser Oil Company and The Wiser Oil Company of Canada, as Borrowers, and NationsBank of Texas, N.A. (NationsBank), as Agent, and Certain Financial Institutions Listed on the Signature Pages Thereto, as Banks, incorporated by reference to the
       Exhibit 10.1 to the Company's report on Form 8-K (Commission File No. 0-5426), dated July 11, 1994 (Date of Event: July 11, 1994), as amended on Form 8-K/A filed on August 17, 1994.

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

(4.8) Guaranty Agreement dated May 20, 1997, by Wiser Delaware LLC, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

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

(4.13) Credit Agreement dated December 23, 1997 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(4.13a) First Amendment to Credit Agreement dated September 30, 1998 among The
        Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4.13b) Second Amendment to Credit Agreement dated January 11, 1999 among The
        Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13b to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(4.15) Restated Credit Agreement dated May 10, 1999 among The Wiser Oil Company, as borrower, and Bank One Texas, N.A., as agent, and the Institutions as listed on the signature pages thereto, as Banks, incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10.3) Purchase and Sale Agreements made as of May 31, 1994 among Eagle Resources Ltd., Caneagle Resources Corporation, The Erin Mills Investment Corporation and The Wiser Oil Company, incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated July 11, 1994 (Date of Event: July 11, 1994), as amended by Form 8-K/A filed on August 17, 1994.

(10.3a) Purchase and Sale Agreement dated April 12, 1999 between Columbia Natural Resources, Inc. and The Wiser Oil Company, incorporated by reference to Exhibit 10.3a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10.4) + Employment Agreement dated August 1, 1994 between the Company and Allan J. Simus, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(10.4a) +  Amendment to Employment Agreement dated August 1, 1994 between the
           Company and Alan J. Simus dated March 22, 1996, incorporated by reference to Exhibit 10.4a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10.4b) +  Second Amendment to Employment Agreement dated August 1, 1994 between the Company and Alan J. Simus dated May 20, 1997, incorporated by reference to Exhibit 10.4a to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(10.4c) +  Third Amendment to Employment Agreement dated August 1, 1994 between the Company and Alan J. Simus dated January 1, 1999, incorporated by reference to Exhibit 10.4c to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10.4d) +  Fourth Amendment to Employment Agreement dated August 4, 1994 between the Company and Alan J. Simus dated June 1, 1999, incorporated by reference to Exhibit 10.4d to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(10.5) + Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr., incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.5a) +  Amendment to Employment Agreement dated July 1, 1991 between the
           Company and Andrew J. Shoup, Jr. dated June 1, 1994, incorporated by reference to Exhibit 10.5a to the Company's Form 10-K for the year ended December 31, 1998.

(10.5b) +  Second Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr. dated May 20, 1997, incorporated by reference to Exhibit 10.5a to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(10.5c) +  Third Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr. dated January 1, 1999, incorporated by reference to Exhibit 10.5c to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10.5d) +  Fourth Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup Jr. dated June 1, 1999, incorporated by reference to Exhibit 10.5d to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(10.6) + The Wiser Oil Company 1991 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 33-62441), filed on September 8, 1995.

(10.6a) +  Amendment to The Wiser Oil Company 1991 Stock Incentive Plan,
           incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 333-29973), filed on June 25, 1997.

(10.7) + The Wiser Oil Company 1991 Non-Employee Directors' Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-22525), filed on February 28, 1997.

(10.8) + Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.8a) +  Amendment to Employment Agreement dated November 1, 1993 between the
           Company and Lawrence J. Finn dated March 22, 1996, incorporated by reference to Exhibit 10.8a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10.8b) +  Second Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated May 20, 1997, incorporated by reference to Exhibit 10.8a to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(10.8c) +  Third Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated January 1, 1999, incorporated by reference to Exhibit 10.8c to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10.8d) +  Fourth Amendment to Employment Agreement dated November 1, 1991 between the Company and Lawrence J. Finn dated June 1, 1999, incorporated by reference to Exhibit 10.8d to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(10.9) +   Employment Agreement dated January 24, 1994 between the Company and
           A. Wayne Ritter, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.9a) +  Amendment to Employment Agreement dated January 24, 1994 between the
           Company and A. Wayne Ritter dated March 22, 1996, incorporated by reference to Exhibit 10.9a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10.9b) +  Second Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated May 20, 1997, incorporated by reference to Exhibit 10.9a to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(10.9c) +  Third Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated January 1, 1999, incorporated by reference to Exhibit 10.9c to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10.9d) +  Fourth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated June 1, 1999, incorporated by reference to Exhibit 10.9d to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(10.10) +  Employment Agreement dated September 30, 1996 between the Company and
           Kent E. Johnson, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(10.10a)+  Amendment to Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson dated May 20, 1997, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10.10b)+  Second Amendment to Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson dated January 1, 1999, incorporated by reference to Exhibit 10.10b to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10.11) +  The Wiser Oil Company Equity Compensation Plan For Non-Employee
           Directors, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(10.12) The Wiser Oil Company Savings Restoration Plan dated February 24, 1998, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(10.13) Retirement Restoration Plan dated March 23, 1995, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(10.14) +* The Wiser Oil Company 1997 Share Appreciation Rights Plan dated as of
           August 19, 1997.

(10.14a)+* Amendment to the Wiser Oil Company 1997 Share Appreciation Rights
           Plan dated May 18, 1999.

(10.15) Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of
           Event: March 10, 2000).

(10.15) Amended and Restated Warrant Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of
           Event: March 10, 2000).

(21) *     Subsidiaries of registrant.

(23.1) *   Consent of Independent Public Accountants.

(23.2) *   Consent of DeGolyer and MacNaugton, Independent Petroleum Engineers.

(23.3) * Consent of Gilbert Laustsen Jung Associates Ltd., Independent Petroleum Engineers.

(27) *     Financial Data Schedule.

______________

+  Represent management compensatory plans or agreements.
*  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of April 2000.


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

         Signature                         Title                      Date
         ---------                         -----                      ----
/s/ ANDREW J. SHOUP, JR.            President, Chief Executive   April 12, 2000
--------------------------------       Officer and Director
    ANDREW J. SHOUP, JR.               (Principal Executive
                                       Officer)

/s/ C. FRAYER KIMBALL               Director                     April 12, 2000
--------------------------------
    C. FRAYER KIMBALL

/s/ HOWARD G. HAMILTON              Director                     April 12, 2000
--------------------------------
    HOWARD G. HAMILTON

/s/ A. W. SCHENCK, III              Director                     April 12, 2000
--------------------------------
    A. W. SCHENCK, III

/s/ JOHN W. CUSHING, III            Director                     April 12, 2000
--------------------------------
    JOHN W. CUSHING, III

/s/ JON L. MOSLE, JR.               Director                     April 12, 2000
--------------------------------
    JON L. MOSLE, JR.

/s/ LORNE H. LARSON                 Director                     April 12, 2000
--------------------------------
    LORNE H. LARSON

/s/ LAWRENCE J. FINN                Vice President and Chief     April 12, 2000
--------------------------------       Financial Officer
    LAWRENCE J. FINN                   (Principal Financial and
                                       Accounting Officer)

                             THE WISER OIL COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Report of Independent Public Accountants........................    F-2

Consolidated Statements of Income...............................    F-3

Consolidated Balance Sheets.....................................    F-4

Consolidated Statements of Changes in Stockholders' Equity......    F-5

Consolidated Statements of Cash Flows...........................    F-6

Notes to Consolidated Financial Statements......................    F-7

                   Report of Independent Public Accountants

To the Shareholders of The Wiser Oil Company:

We have audited the accompanying consolidated balance sheets of The Wiser Oil Company (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wiser Oil Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.



                                    ARTHUR ANDERSEN LLP



Dallas, Texas,
February 24, 2000

                             THE WISER OIL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

             For the Years Ended December 31, 1999, 1998 and 1997


                                                 1999        1998       1997
                                               --------    --------   --------
                                                (000's except per share data)
Revenues:
  Oil and gas sales.........................   $ 47,602    $ 59,197    $76,729
  Dividends and interest....................        739         269      1,113
  Marketable security sales.................         --          --      7,495
  Gain on sales of properties...............      3,555         615      1,875
  Pension plan curtailment gain.............         --         778         --
  Other.....................................        898         549        603
                                               -------------------------------
                                                 52,794      61,408     87,815
                                               -------------------------------

Costs and Expenses:
  Production and operating..................     21,111      26,529     27,183
  Purchased natural gas.....................        336       1,440      1,622
  Depreciation, depletion and amortization..     17,663      25,811     22,977
  Property impairments......................      2,214       3,838      3,289
  Exploration...............................      7,059      15,328      9,655
  General and administrative................      6,816      10,571      9,661
  Interest expense..........................     13,310      13,097      9,845
                                               -------------------------------
                                                 68,509      96,614     84,232
                                               -------------------------------

Earnings (Loss) Before Income Taxes.........    (15,715)    (35,206)     3,583
Income Tax Expense (Benefit)................       (859)    (10,740)       264
                                               -------------------------------

NET INCOME (LOSS)...........................   $(14,856)   $(24,466)   $ 3,319
                                               ===============================

Earnings (Loss) Per Share (Note 12):
  Basic.....................................   $  (1.66)   $  (2.73)   $  0.37
                                               ===============================

  Diluted...................................   $  (1.66)   $  (2.73)   $  0.37
                                               ===============================

Cash Dividends Per Share....................   $     --    $   0.12    $  0.12
                                               ===============================


The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1999 and 1998

                                                                  1999           1998
                                                                --------       --------
                                                                        (000's)
Assets
Current Assets:
 Cash and cash equivalents..................................    $  21,447     $   2,779
 Restricted cash............................................          992            --
 Accounts receivable........................................        9,565         9,102
 Inventories................................................          335           669
 Income taxes receivable....................................           --         1,270
 Prepaid expenses...........................................          379           472
                                                                -----------------------
    Total current assets....................................       32,718        14,292
                                                                -----------------------
Property and Equipment, at cost:
 Oil and gas properties (successful efforts method).........      274,760       367,974
 Other properties...........................................        3,781         5,523
                                                                -----------------------
                                                                  278,541       373,497
 Accumulated depreciation, depletion and amortization.......     (118,568)     (160,202)
                                                                -----------------------
 Net property and equipment.................................      159,973       213,295
Other Assets................................................        4,035         4,223
                                                                -----------------------
                                                                $ 196,726     $ 231,810
                                                                =======================

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable...........................................    $  11,694     $  10,473
 Current portion of long-term debt..........................          500        21,000
 Accrued liabilities........................................        2,649         2,730
                                                                -----------------------
   Total current liabilities................................       14,843        34,203
                                                                -----------------------
Long-term Debt..............................................      124,526       124,452
Deferred Benefit Cost.......................................          216           378
Deferred Income Taxes.......................................           --           686
Stockholders' Equity:
  Common stock - $3 par value; 20,000,000 shares authorized;
    9,128,169 shares issued; 8,951,965 shares outstanding...       27,385        27,385
 Paid-in capital............................................        3,223         3,223
 Retained earnings..........................................       28,234        43,090
 Foreign currency translation...............................        1,028         1,122
 Treasury stock; 176,204 shares, at cost....................       (2,729)       (2,729)
                                                                -----------------------
   Total stockholders' equity...............................       57,141        72,091
                                                                -----------------------
                                                                $ 196,726     $ 231,810
                                                                =======================

The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 1999, 1998 and 1997

                                                                                  Marketable
                                                                                  Securities     Foreign
                                                    Common    Paid-in  Retained    Valuation     Currency    Treasury
                                          Total      Stock    Capital  Earnings   Adjustment   Translation     Stock
                                        --------   --------   -------  --------   ----------   -----------   --------
                                                                        (000's)
December 31, 1996.................      $ 99,262   $ 27,347    $3,078  $ 66,385      $ 4,328        $  853    $(2,729)

  Net income......................         3,319         --        --     3,319           --            --         --
  Other comprehensive income
     (loss), net of tax...........        (4,266)        --        --        --       (4,328)           62         --
                                        --------
  Comprehensive income (loss).....          (947)

  Stock options exercised.........           183         38       145        --           --            --         --

  Dividends paid..................        (1,074)        --        --    (1,074)          --            --         --
                                        --------   --------   -------  --------   ----------   -----------   --------

December 31, 1997.................        97,424     27,385     3,223    68,630           --           915     (2,729)

  Net income (loss)...............       (24,466)        --        --   (24,466)          --            --         --
  Other comprehensive income
     (loss), net of tax...........           207         --        --        --           --           207         --
                                        --------
  Comprehensive income (loss).....       (24,259)

  Dividends paid..................        (1,074)        --        --    (1,074)          --            --         --
                                        --------   --------   -------  --------   ----------   -----------   --------

December 31, 1998.................        72,091     27,385     3,223    43,090           --         1,122     (2,729)

  Net income (loss)...............       (14,856)        --        --   (14,856)          --            --         --
  Other comprehensive income
     (loss), net of tax                      (94)        --        --        --           --           (94)        --
                                        --------
  Comprehensive income (loss).....       (14,950)

  Dividends paid..................            --         --        --        --           --            --         --
                                        --------   --------   -------  --------   ----------   -----------   --------

December 31, 1999.................      $ 57,141   $ 27,385    $3,223  $ 28,234      $    --        $1,028    $(2,729)
                                        ========   ========   =======  ========   ==========   ===========   ========


The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1999, 1998 and 1997


                                                                   1999        1998       1997
                                                                ---------   ---------   --------
                                                                  (000's except per share data)
Cash Flows from Operating Activities:
       Net income (loss)                                         $(14,856)   $(24,466)  $  3,319
       Adjustments to reconcile to cash flows from
          operating activities:
         Depreciation, depletion and amortization........          17,663      25,811     22,977
         Deferred income taxes...........................            (686)     (9,592)     1,530
         Marketable securities and property sales gains..          (3,555)       (615)    (9,370)
         Property impairments and abandonments...........           6,824       8,744      4,830
         Foreign currency translation....................             (94)        207         62
         Amortization of debt issuance costs.............             607         556        282
         Other changes:
           Restricted cash...............................            (992)         --         --
           Accounts receivable...........................            (463)      4,663        326
           Inventories...................................              39         338        282
           Income taxes receivable.......................           1,270        (545)      (725)
           Prepaid expenses..............................              93        (597)        35
           Accounts payable..............................           1,221      (7,923)     3,400
           Accrued income taxes..........................              --          --     (1,697)
           Accrued liabilities...........................             (81)       (255)     1,449
           Deferred benefit costs........................            (162)       (791)      (328)
           Other.........................................            (350)      1,149         --
                                                                 -------------------------------
             Operating Cash Flows........................           6,478      (3,316)    26,372
                                                                 -------------------------------
Cash Flows From Investing Activities:
       Capital expenditures..............................          (8,327)    (29,980)   (70,209)
       Proceeds from sales of property and equipment.....          41,017       2,894      3,288
       Proceeds from sales of marketable securities......              --          --      8,115
                                                                 -------------------------------
             Investing Cash Flows........................          32,690     (27,086)   (58,806)
                                                                 -------------------------------
Cash Flows From Financing Activities:
       Borrowings of long-term debt......................             500      21,000    125,000
       Repayments of long-term debt......................         (21,000)         --    (78,654)
       Long-term debt issuance costs and fees............              --          --     (5,636)
       Common stock issued...............................              --          --        183
       Dividends paid....................................              --      (1,074)    (1,074)
                                                                 -------------------------------
             Financing Cash Flows........................         (20,500)     19,926     39,819
                                                                 -------------------------------
Net Increase (Decrease) in Cash..........................          18,668     (10,476)     7,385
Cash and Cash Equivalents, beginning of year.............           2,779      13,255      5,870
                                                                 -------------------------------
Cash and Cash Equivalents, end of year...................        $ 21,447    $  2,779   $ 13,255
                                                                 ===============================

The accompanying notes are an integral part of these financial statements.

                             THE WISER OIL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997

1. Summary of Significant Accounting Policies

     a. Principles of Consolidation - The consolidated financial statements include the accounts of The Wiser Oil Company (Company), a Delaware corporation, and its wholly owned subsidiaries: The Wiser Oil Company of Canada ("Wiser Canada"), The Wiser Marketing Company, and T.W.O.C., Inc. Wiser Canada was formed in 1994 to conduct the Company's Canadian activities. Prior to the formation of Wiser Canada, the Company's oil and gas operations were conducted primarily in the United States. The Wiser Marketing Company functions as a natural gas marketer and broker. T.W.O.C., Inc. is a Delaware holding company responsible for the management of investment activities. Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years' amounts to current presentation.

     b. Risks and Uncertainties - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c. Oil and Gas Properties - The Company is engaged in the exploration and development of oil and gas in the United States and Canada. The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all costs of property acquisitions and exploratory wells are initially capitalized. If a well is unsuccessful, the capitalized costs of drilling the well, net of any salvage value, are charged to expense. If a well finds oil and gas reserves that cannot be classified as proved within a year after discovery, the well is assumed to be impaired and the capitalized costs of drilling the well, net of any salvage value, are charged to expense. The capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized. The Company considers such factors as exploratory drilling results, future drilling plans and the lease expiration terms when assessing unproved properties for impairment. Geological and geophysical costs and the costs of retaining undeveloped properties are expensed as incurred. Expenditures for maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Upon disposal, the asset and related accumulated depreciation, depletion and amortization are removed from the accounts, and any resulting gain or loss is reflected currently in income.

     Long-lived assets are assessed for possible impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of proved oil and gas properties and the costs of wells and related equipment and facilities on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%.

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997


   The following expected future prices were used to estimate future cash flows to assess properties for impairment:

   Price starting after December 31, 1999, 1998 and 1997, respectively:

                                1999        1998          1997
                               -------  ------------  ------------
      Oil Price per barrel:
         Year 1..............   $25.60       $12.35        $16.75
         Year 2..............    25.60        13.73         17.25
         Year 3..............    25.60        14.57         17.77
         Year 4..............    25.60        15.81         18.30
         Thereafter..........    25.60     Escalated 3%  Escalated 3%
         Maximum.............    25.60        20.00         21.85

      Gas Price per MMBTU:
         Year 1..............   $ 2.34       $ 1.96        $ 2.68
         Year 2..............     2.34         2.25          2.68
         Year 3..............     2.34         2.34          2.68
         Year 4..............     2.34         2.55          2.68
         Thereafter..........     2.34     Escalated 3%      2.68
         Maximum.............     2.34         3.50          2.68


   Oil and gas expected future price estimates were based on NYMEX future prices at each year-end. Expected future prices were escalated if such prices were unusually low at year-end compared to historical averages. These prices were applied to production profiles developed by the Company's engineers using proved developed and undeveloped reserves at December 31, 1999, 1998 and 1997, respectively. The Company's price assumptions change based on current industry conditions and the Company's future plans. During 1999, 1998 and 1997, the Company recognized impairments of $2,214,000, $3,838,000 and $3,289,000, respectively. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

   d. Depreciation, Depletion and Amortization ("DD&A") - DD&A of the capitalized costs of producing oil and gas properties are computed for individual properties using the units-of-production method based on total proved reserves. Other properties consist primarily of computer systems, vehicles and office equipment and depreciation is computed generally using the straight-line method over the estimated useful lives of these assets which range from 5 to 10 years.

   e. Cash and Cash Equivalents - Cash equivalents consist of short-term investments maturing in three months or less from the date of acquisition. These investments of $24,020,000 at December 31, 1999 and $2,675,000 at December 31, 1998 are recorded at cost plus accrued interest, which approximates market.

   f. Inventories - Natural gas product inventories in pipelines are recorded at the lower of average cost or market. Materials and supplies are recorded at the lower of average cost or market.

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997


   g. Accrued Liabilities - In December 1998, the Company reduced its workforce by approximately 36% and accrued liabilities at December 31, 1998 includes $545,000 for employee severance payments. The employee severance liability of $545,000 is included in general and administrative expense in the consolidated statements of income for the year ended December 31, 1998 and the entire liability was paid in 1999. Accrued liabilities also include accrued vacation and payroll of $379,000 at December 31, 1999 and $323,000 at December 31, 1998.

   h. Postretirement Benefits - SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", has no significant impact on the Company. The Company has no significant liabilities for postretirement benefits, other than pensions, and has historically recognized such liabilities as they are incurred.

   i. Gas Imbalances - Gas imbalances are accounted for using the sales method. The Company's net imbalance position is not material at December 31, 1999 and 1998.

   j. Financial Instruments - The following table sets forth the book value and estimated fair values of financial instruments at December 31, 1999 and 1998, respectively (000's):


                                         1999                1998
                                     --------------      -------------
                                     Book      Fair      Book     Fair
                                     Value     Value     Value    Value
                                   --------  --------  --------  -------
       Cash and equivalents        $ 21,447   $21,447  $  2,779  $ 2,779
             Restricted cash            992       992        --       --
             Floating-rate debt         500       500    21,000   21,000
             Fixed-rate debt        124,526    98,750   124,452   86,250

   The fair value of the fixed-rate debt was based on quoted market prices of the Company's fixed-rate debt at December 31, 1999 and 1998, respectively. During 1999, 1998 and 1997, the Company entered into various natural gas forward sale agreements and natural gas price swap and oil price collar agreements to hedge against price fluctuations. Oil and gas sales in the accompanying Consolidated Statements of Income are adjusted for the effects of hedging transactions as the underlying hedged production is sold. Adjustments to oil and gas sales from the Company's hedging activities resulted in a reduction in revenues of $3,609,000 in 1999, an increase in revenues of $210,000 in 1998 and a reduction in revenues of $2,372,000 in 1997. As of December 31, 1999 and December 31, 1998, the Company had no deferred net gains or net losses. As of February 24, 2000 the Company's hedging arrangements were as follows:

       Crude Oil:                                     Daily Volume        Price (Floor / Ceiling)
       ---------                                      ------------        -----------------------
       January 1, 2000 to March 31, 2000              1,000 Bbls (1)       $18.50 / 26.60 per Bbl
       January 1, 2000 to March 31, 2000              2,700 Bbls           $24.00 per Bbl
       April 1, 2000 to June 30, 2000                 3,500 Bbls           $22.30 per Bbl
       July 1, 2000 to September 30, 2000             3,400 Bbls           $21.07 per Bbl
       October 1, 2000 to December 31, 2000           3,300 Bbls           $19.78 per Bbl

       Natural Gas:
       -----------
       February 1, 2000 to September 30, 2000      5,261 MMBTU (2)      $2.29 per MMBTU (2)
       February 1, 2000 to September 30, 2000      5,226 MMBTU (2)(3)   $2.01 (Put) per MMBTU (2)(3)
       March 1, 2000 to September 30, 2000         5,174 MMBTU (2)(3)   $2.20 (Put) per MMBTU (2)(3)

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997


     (1) The 1,000 Bbls per day crude oil hedge is a "collar" hedge whereby the Company will receive the actual market price if the actual market price is between the floor price of $18.50 per Bbl and the ceiling price of $26.60 per Bbl. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

   (2)   Average for period.

   (3) The 5,226 MMBTU per day the and 5,174 MMBTU per day natural gas hedges are "Put" agreements whereby the Company will receive the actual market price if the actual market price is above the put prices of $2.01 and $2.20 per MMBTU, respectively. If the actual market price is below the put price, the price received by the Company will be limited to the put price.

   k. Foreign Currency Translation - The functional currency of Wiser Canada is the Canadian dollar. In accordance with SFAS No. 52, "Foreign Currency Translation", Wiser Canada's financial statements have been translated from Canadian dollars to U.S. dollars with the cumulative translation adjustment gain of $1,028,000 for 1999 and $1,122,000 for 1998 classified in
   Stockholders' Equity.

   l. Comprehensive Income - In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The impact of adopting SFAS No. 130 for the three years ended December 31, 1999 was not material.

   m. Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company currently uses derivatives to hedge oil and gas price risk and gains or losses on such derivatives are recorded as adjustments to oil and gas sales. Accordingly, adoption of SFAS No. 133 should not have a significant impact on reported earnings, but could have a material impact on comprehensive income and the reported financial position of the Company.

   For the year ended December 31, 1998, the Company elected early adoption of SOP 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs associated with start-up activities be expensed as incurred. Initial application of the SOP is required to be reported as the cumulative effect of a change in accounting principle. The adoption of SOP 98-5 did not have a material impact on the Company's financial position or the results of its operations.

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997


2. Divestitures

     In April and May 1999, the Company entered into three separate agreements to sell its oil and gas properties in the Appalachia area, certain properties in Texas and New Mexico and virtually all of its royalty interests in the United States (the "Second Quarter Property Sales"). The Second Quarter Property Sales were closed in April and May 1999 for an aggregate sales price of $42,300,000, before fees and adjustments, and represented approximately 19% of the Company's proved reserves as of December 31, 1998. The Company recognized a net gain of $3,361,000 from the Second Quarter Property Sales and the revenues and expenses associated with the sold properties are included in the Company's consolidated statements of income through the various closing dates.

3. Marketable Securities

     The Company follows the accounting procedures as established by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115 marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. All marketable securities were liquidated during 1997.

     The Company recognized a pretax gain of $7,495,000 in 1997 from the sale of its marketable securities.

4.  Long-term Debt

 a. On May 21, 1997, the Company sold $125 million in principal amount of 9 1/2% Senior Subordinated Notes ("2007 Notes") due May 15, 2007, providing net proceeds to the Company of $120,898,000. The original issue price was 99.718%. The Company used the net proceeds from the sale of the 2007 Notes to repay all outstanding bank indebtedness and for general corporate purposes.

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

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997


b. On May 10, 1999 the Company entered into a $25 million Restated Credit Agreement ("BankOne Revolver") with Bank One, Texas, NA. The BankOne Revolver provides the Company with up to a $25 million line of credit through April 30, 2001. The amounts available for borrowing are based on the Company's oil and gas reserves and the Company's Borrowing Base at December 31, 1999 was $8 million. Available loan and interest options are
     (i) Prime Rate Loans, at the bank's prime interest rate and (ii) Eurodollar Loans, at LIBOR plus 2.5%, 2.75% or 3% depending on the percentage of the Borrowing Base actually borrowed by the Company. The average interest rate during 1999 under the Credit Agreement was 6.56%. The commitment fee on the unused Borrowing Base is 0.5%. The BankOne Revolver imposes certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness and requires the Company to, among other things, maintain certain financial ratios and make monthly escrow deposits of $990,000 to fund the semi-annual interest payments on the 9 1/2% Senior Subordinated Notes. At December 31, 1999, restricted cash included $992,000 of escrow deposits which are restricted to fund the May 15, 2000 interest payment on the 9 1/2% Senior Subordinated Notes. The Company is currently negotiating certain amendments to the BankOne Revolver and, subject to the completion of the negotiations, the Company has classified the entire $500,000 balance outstanding at December 31, 1999 as a current liability in the Consolidated Balance Sheets.

c. On June 23, 1994, the Company entered into a Credit Agreement with NationsBank of Texas, N. A. as agent, which provided for a term loan to Wiser Canada and a revolving credit facility to the Company. On December 23, 1997, the Credit Agreement was renewed under the same basic terms. The Credit Agreement provided the Company with up to a $150 million line of credit through March 31, 2002. The amounts available for borrowing were determined under formulas related to oil and gas reserves and the Company's borrowing base at December 31, 1998 was $25 million. The indebtedness outstanding under the Credit Agreement was secured by a guaranty from Wiser Canada. The average interest rate during 1998 under the Credit Agreement was 6.15%. The Credit Agreement required the Company to, among other things, maintain certain financial ratios and imposes certain restrictions on sales of assets, payment of dividends and the incurrence of indebtedness. At December 31, 1998 and through March 31, 1999, the Company was not able to maintain one of the financial ratios required by the Credit Agreement. After March 31, 1999 and through April 15, 1999, the Company was not able to maintain two of the financial ratios required by the Credit Agreement. On May 11, 1999 the Company repaid the outstanding balance under the Credit Agreement and the Credit Agreement was terminated.

   The Company paid $12,993,000, $12,375,000 and $8,120,000 in interest during 1999, 1998 and 1997, respectively.

   Long-term debt consists of the following (000's):                    December 31,
                                                                    ------------------
                                                                      1999       1998
                                                                     ------     ------
   2007 Notes - 9.5% interest rate at December 31, 1999........     $124,526    $124,452
   BankOne Revolver - 8.5% interest rate at December 31, 1999..          500          --
   Credit Agreement............................................           --      21,000
                                                                    --------    --------
                                                                     125,026     145,452
   Less current maturities.....................................          500      21,000
                                                                    --------    --------
                                                                    $124,526    $124,304
                                                                    ========    ========

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997


   The annual requirements for reduction of principal of long-term debt outstanding as of December 31, 1999 are estimated as follows (000's):

   2000 ...........................     $         500
   2001 ...........................                --
   2002 ...........................                --
   2003 ...........................                --
   Thereafter .....................           124,526
                                            ---------
                                            $ 125,026
                                            =========

5.  Income Taxes

   The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the accounting procedures established by SFAS No. 109, "Accounting for Income Taxes". The Company did not pay any Federal income taxes in 1999 or 1998 and paid $566,000 in 1997.

   Income tax expense (benefit) for the three years ended December 31, 1999 was as follows (000's):


                                                              1999       1998         1997
                                                             -------   --------      ------
    Current:
    Federal..........................................        $ (173)   $ (1,248)     $  375
    State............................................            --         100         200
                                                             ------    --------      ------
                                                               (173)     (1,148)        575
                                                             ------    --------      ------
    Deferred:
       Federal.......................................          (686)     (9,592)       (311)
                                                             ------    --------      ------
   Total income tax expense (benefit)................        $ (859)   $(10,740)     $  264
                                                             ======    ========      ======

   A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                                            1999        1998        1997
                                                                           ------      ------      ------
   Statutory federal income tax rate..................................       34.0%       34.0%       34.0%
   Statutory depletion in excess of cost basis........................         --          --        (5.4)
   State taxes, net of federal income taxes...........................         --          --         5.8
   Dividends received credit..........................................         --          --        (1.3)
   Non-conventional fuels credit......................................         --          --        (7.3)
   Net operating loss.................................................      (28.5)       (3.5)         --
   Reversal of  valuation allowance...................................         --          --       (15.3)
   Adjustment of accrued tax position.................................         --          --        (3.1)
                                                                           ------      ------      ------
   Effective tax rate.................................................        5.5%       30.5%        7.4%
                                                                           ======      ======      ======

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997


  The deferred tax liabilities and assets at December 31, 1999 and 1998 were as follows (000's):

                                                             1999      1998
                                                           --------  --------
  Deferred tax assets:
    Net operating loss carryforwards.....................  $ 5,530   $  6,013
    Alternative minimum tax credit carryforwards.........    3,040      3,040
    Other................................................      265        349
                                                           -------   --------
      Total gross deferred tax assets....................    8,835      9,053
      Less valuation allowance...........................   (3,069)        --
                                                           -------   --------
      Net deferred tax assets............................    5,766      9,402
  Deferred tax liabilities:
    Property and equipment, principally due to
      differences in depreciation and the expensing of
      intangible drilling costs for tax purposes.........   (5,766)   (10,088)
                                                           -------   --------
    Net deferred tax liability...........................  $    --   $   (686)
                                                           =======   ========

   In 1998, the Company had a net operating loss (NOL) for Federal income tax purposes of $20,736,000. In 1999, the Company received a Federal income tax refund of $1,442,000 as a result of carrying back $8,335,000 of the 1998 NOL. The majority of the NOL carryforwards do not expire until 2018 and the alternative minimum tax credit carryforwards can be carried forward indefinitely. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not". When the future utilization of some portion of the carryforwards is determined not to be "more likely than not", a valuation allowance is provided to reduce the recorded tax benefits from such assets. At December 31, 1999, a valuation allowance of $3,069,000 was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities.

6. Oil and Gas Producing Activities

   Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisitions, exploration and development activities (000's):


                                        U.S.      Canada      Total
                                     ----------  ---------  ---------
      December 31, 1999:
      ------------------
      Capitalized Costs:
         Proved properties.........   $172,428   $ 87,295   $ 259,723
         Unproved properties.......     10,480      4,557      15,037
                                      --------   --------   ---------
           Total...................    182,908     91,852     274,760
         Accumulated DD&A..........    (66,519)   (49,369)   (115,888)
                                      --------   --------   ---------
         Net capitalized cost......   $116,389   $ 42,483   $ 158,872
                                      ========   ========   =========

      Costs Incurred during 1999:
         Property acquisition......   $    409   $    227   $     636
         Exploration...............      1,108      3,566       4,674
         Development...............      2,524      2,838       5,362

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997


      December 31, 1998:
      ------------------
      Capitalized Costs:
         Proved properties......................................  $ 261,361     $ 83,668     $ 345,029
         Unproved properties....................................     18,007        4,938        22,945
                                                                  ---------     --------     ---------
           Total................................................    279,368       88,606       367,974
         Accumulated DD&A.......................................   (114,769)     (41,825)     (156,594)
                                                                  ---------     --------     ---------
         Net capitalized cost...................................  $ 164,599     $ 46,781     $ 211,380
                                                                  =========     ========     =========

      Costs Incurred during 1998:
         Property acquisition...................................  $   2,946     $  1,181     $   4,127
         Exploration (A)........................................     12,162        2,147        14,309
         Development............................................     10,226       11,397        21,623
         (A) U.S. includes $1,615 for exploration in Peru, S.A.

      December 31, 1997:
      ------------------
      Capitalized Costs:
         Proved properties......................................  $ 247,809     $ 76,325     $ 324,134
         Unproved properties....................................     17,315        5,206        22,521
                                                                  ---------     --------     ---------
           Total................................................    265,124       81,531       346,655
         Accumulated DD&A.......................................    (95,038)     (34,589)     (129,627)
                                                                  ---------     --------     ---------
         Net capitalized cost...................................  $ 170,086     $ 46,942     $ 217,028
                                                                  =========     ========     =========

      Costs Incurred during 1997:
         Property acquisition...................................  $  22,399     $  5,377     $  27,776
         Exploration............................................      8,906        3,461        12,367
         Development............................................     27,380        9,593        36,973

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

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997



     The net pension expense and principal assumptions utilized in computing net pension expense were as follows (000's):

                                                                                1999      1998       1997
                                                                              --------  --------  ---------
      Service cost.....................................................        $    --   $   375    $   345
      Interest cost....................................................            676       729        682
      Expected return on plan assets...................................           (780)     (711)      (654)
      Amortization of prior service cost...............................             --       148        149
      Amortization of transition obligation............................            (25)      (22)       (35)
      Recognized gain (loss)...........................................             --        --         (6)
      Plan curtailment adjustment......................................             --      (778)        --
                                                                               -------   -------    -------
      Net periodic pension cost (credit)...............................        $  (129)  $  (259)   $   481
                                                                               =======   =======    =======

      Discount rate....................................................            8.0%      7.0%       8.0%
      Rate of return on plan assets....................................            8.5%      8.5%       8.5%
      Rate of increase in compensation levels..........................            0.0%      0.0%       5.0%

The following table presents the funded status of the Company's pension plan as of December 31 (000's):

   Change in benefit obligations:                                               1999      1998       1997
                                                                               -------   -------    -------
      Benefit obligation at beginning of year..........................        $ 9,666   $ 9,269    $ 9,321
      Service cost.....................................................             --       375        345
      Interest cost....................................................            676       729        682
      Actuarial gain (loss)............................................           (712)    1,333       (480)
      Benefits paid....................................................           (623)     (602)      (599)
      Effect of plan curtailment.......................................             --    (1,438)        --
                                                                               -------   -------    -------
      Benefit obligation at end of year................................          9,007     9,666      9,269

   Change in plan assets:
      Fair value of plan assets at beginning of year...................          9,477     8,547      8,010
      Actual return on plan assets.....................................          1,789     1,032        736
      Employer contributions...........................................             --       500        400
      Benefits paid....................................................           (623)     (602)      (599)
                                                                               -------   -------    -------
      Fair value of plan assets at end of year.........................         10,643     9,477      8,547

   Plan assets over (under) benefits obligations.......................          1,636      (189)      (722)

   Unrecognized net actuarial loss (gain)..............................         (1,740)      (16)    (1,032)
   Unrecognized transition obligation..................................            (43)      (65)       (87)
   Unrecognized prior service cost.....................................             --        --        812
                                                                               -------   -------    -------
   Net amount recognized...............................................        $  (147)  $  (270)   $(1,029)
                                                                               =======   =======    =======

The net amounts recognized in the consolidated balance sheets consist of the following (000's):

                                                                                1999       1998       1997
                                                                               -------   -------    -------
       Accrued benefit cost............................................        $  (147)  $  (270)   $(1,029)
                                                                               =======   =======    =======

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997

8.   Employee Savings Plan

     The Company has a qualified Savings Plan available to all employees. An employee may elect to have up to 15% of the employee's base monthly compensation, exclusive of other forms of special or extra compensation, withheld and placed in the Savings Plan account. On a monthly basis, the Company contributes to this account an amount equal to 50% of the employee's contribution, limited to 3% of the employee's base compensation. Company contributions to the Savings Plan were $99,000, $156,000 and $142,000, in 1999, 1998 and 1997, respectively.

9.   Business Segment Information

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires reporting of financial and descriptive information about a company's reportable operating segments. The Company has identified only one operating segment, which is the exploration for and production of oil and gas with sales made to domestic and Canadian energy customers. Sales to major customers for the year ended December 31, 1999 were $19,345,000 to Highland Energy Company, $5,013,000 to CXY Energy Marketing and $4,972,000 to EOTT Energy Operating Ltd. which represented 41%, 11% and 10%, respectively, of the Company's total oil and gas revenues. Sales to major customers for the year ended December 31, 1998 were $20,684,000 to Highland Energy Company and $7,656,000 to Koch Oil Co. Ltd. which represented 34% and 13%, respectively, of the Company's total oil and gas revenues. The sales to Koch Oil Co. Ltd. accounted for approximately 55% of the Company's revenues from sales of its Canadian production in 1998. Sales to major customers for the year ended December 31, 1997 were $28,352,000 to Highland Energy Company, $11,617,000 to Koch Oil Co. Ltd. and $9,474,000 to Enron Oil Trading and Transportation which represented 37%, 15% and 12%, respectively, of the Company's total oil and gas revenues. The sales to Koch Oil Co. Ltd. accounted for approximately 73% of the Company's revenues from sales of its Canadian production in 1997. However, due to the nature of the oil and gas industry, the Company is not dependent upon any of these customers. The loss of any major customer would not have a material adverse impact on the Company's business.

     The following table summarizes the oil and gas activity of the Company by geographic area for the years ended December 31, 1999, 1998 and 1997.

                                                        U.S.      Canada      Total
                                                     ---------   --------   ---------
     1999:
     -----
     Total revenues................................   $ 37,389    $15,405    $ 52,794

     Costs and expenses:
       Production and operating....................     17,062      4,049      21,111
       Purchased natural gas.......................        336         --         336
       DD&A........................................     10,655      7,008      17,663
       Property impairments........................        900      1,314       2,214
       Exploration.................................      4,760      2,299       7,059
       Other operating.............................     18,784      1,342      20,126
                                                      --------    -------    --------
          Total costs and expenses.................     52,497     16,012      68,509
                                                      --------    -------    --------
     Earnings (loss) before income taxes...........    (15,108)      (607)    (15,715)
     Income tax expense (benefit)..................       (859)        --        (859)
                                                      --------    -------    --------
     Net income (loss).............................   $(14,249)   $  (607)   $(14,856)
                                                      ========    =======    ========
  At year end:
  Property and equipment, net of accumulated DD&A..   $117,378    $42,595    $159,973
                                                      ========    =======    ========
  Total assets.....................................   $148,773    $47,953    $196,726
                                                      ========    =======    ========

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997

     1998:
     -----
     Total revenues......................................      $ 47,106    $14,302    $ 61,408

     Costs and expenses:
       Production and operating..........................        22,217      4,312      26,529
       Purchased natural gas.............................         1,440         --       1,440
       DD&A..............................................        16,548      9,263      25,811
       Property impairments..............................         1,766      2,072       3,838
       Exploration.......................................        13,046      2,282      15,328
       Other operating...................................        21,669      1,999      23,668
                                                               --------    -------    --------
          Total costs and expenses.......................        76,686     19,928      96,614
                                                               --------    -------    --------
    Earnings (loss) before income taxes..................       (29,580)    (5,626)    (35,206)
    Income tax expense (benefit).........................       (10,740)        --     (10,740)
                                                               --------    -------    --------
    Net income (loss)....................................      $(18,840)   $(5,626)   $(24,466)
                                                               ========    =======    ========
    At year end:
    Property and equipment, net of accumulated DD&A......      $166,281    $47,014    $213,295
                                                               ========    =======    ========
    Total assets.........................................      $181,013    $50,797    $231,810
                                                               ========    =======    ========

     1997:
     -----
     Total revenues......................................      $ 71,706    $16,109    $ 87,815

     Costs and expenses:
       Production and operating..........................        23,058      4,125      27,183
       Purchased natural gas.............................         1,622         --       1,622
       DD&A..............................................        14,032      8,945      22,977
       Property impairments..............................         1,786      1,503       3,289
       Exploration.......................................         6,956      2,699       9,655
       Other operating...................................        16,407      3,099      19,506
                                                               --------    -------    --------
          Total costs and expenses.......................        63,861     20,371      84,232
                                                               --------    -------    --------
    Earnings before income taxes........................          7,845     (4,262)      3,583
    Income tax expense..................................            264         --         264
                                                               --------    -------    --------
    Net income..........................................       $  7,581    $(4,262)   $  3,319
                                                               ========    =======    ========
    At year end:
    Property and equipment, net of accumulated DD&A.....       $173,433    $47,275    $220,708
                                                               ========    =======    ========
    Total assets........................................       $202,474    $52,082    $254,556
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

                       December 31, 1999, 1998 and 1997


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

   A summary of the status of the Company's two stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended follows:

                                                     1999                      1998                    1997
                                          -----------------------  -------------------------  ------------------------
                                                        Exercise                  Exercise                  Exercise
                                            Shares      Price(1)      Shares      Price(1)      Shares      Price(1)
                                          -----------  -----------  -----------  -----------  -----------  -----------
      Outstanding at beginning of year..   1,027,350     $15.61      1,022,475     $15.62        876,500     $15.02
      Granted...........................     223,825       4.96         10,500      11.94        164,500      18.87
      Exercised.........................          --         --             --         --        (15,025)     15.68
      Expired and cancelled.............     (32,600)     14.71         (5,625)     11.25         (6,500)     15.76
                                          ----------     ------     ----------     ------     ----------     ------
      Outstanding at end of year........   1,218,575     $13.68      1,027,350     $15.61      1,022,475     $15.62
                                          ==========     ======     ==========     ======     ==========     ======
      Exercisable at end of year........   1,137,450     $13.27        868,850     $15.40        773,975     $15.23
                                          ==========     ======     ==========     ======     ==========     ======
      Fair value of options granted(1)..       $1.02                     $3.66                     $6.07
                                               =====                     =====                     =====

(1)  Weighted average per option granted.

     223,825 of the options outstanding at December 31, 1999 have exercise prices between $3.50 and $5, with a weighted average exercise price of $4.96 and a weighted average remaining contractual life of 9.3 years. All of the $3.50 to $5 options are currently exercisable with a weighted average exercise price of $4.96. 647,250 of the options outstanding at December 31, 1999 have exercise prices between $11 and $15, with a weighted average exercise price of $14.40 and a weighted average remaining contractual life of 6.7 years. 629,875 of the $11 to $15 options are currently exercisable with a weighted average exercise price of $14.29.
     The remaining 347,500 options have exercise prices between $15 and $20, with a weighted average exercise price of $17.95 and a weighted average contractual life of 5.3 years. 283,750 of the $15 to $20 options are currently exercisable with a weighted average exercise price of $17.56.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for both the Incentive Plan and the Directors'
     Plan:

                                              1999    1998    1997
                                             ------  ------  ------
        Risk free interest rate............   5.71%   5.58%   6.29%
        Expected dividend yields...........   0.00%   1.01%    .64%
        Expected lives, in years...........   5.00    5.00    5.06
        Expected volatility................  48.11%  25.99%  23.66%

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997

    Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the following pro forma amounts:

                                                                  1999        1998      1997
                                                               ----------  ----------  -------
        Net income (loss) - as reported (in thousands).......   $(14,856)   $(24,466)   $3,319
        Net income (loss) - pro forma (in thousands).........    (15,186)    (24,685)    2,256
        Earnings (loss) per share - as reported..............   $  (1.66)      (2.73)     0.37
        Earnings (loss) per share - pro forma................      (1.70)      (2.76)     0.25

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of compensation cost to be expected in future years.

    Share Appreciation Rights Plan

    The Company has a share appreciation rights ("SARs") plan which authorizes the granting of SARs to employees of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs exercise price and the fair market value of the Company's common stock covered by the SARs on the exercise date. At December 31, 1999, 47,175 SARs were outstanding with an exercise price of $5.00 per share and 4,000 SARs were outstanding with an exercise price of $14.63 per share. The $5.00 SARs fully vested on November 19, 1999 and the $14.63 SARs vest at 25% per year. All SARs expire at the earlier of 5 years or termination of employment.

11. Preferred Stock

    In addition to Common Stock, the Company is authorized to issue 300,000 shares of Preferred Stock with a par value of $10 per share, none of which has been issued.

12. Earnings Per Share

    The Company accounts for earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic EPS is computed by dividing net income by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents consisting of stock options. Previously reported EPS were equivalent to the diluted EPS calculated under SFAS No. 128. Following are the weighted average common shares outstanding used in the computation of basic EPS and diluted EPS for the years ended December 31, 1999, 1998 and 1997 (000's):

                            1999   1998   1997
                            -----  -----  -----

      Basic EPS shares....  8,952  8,952  8,949
                            =====  =====  =====

      Diluted EPS shares..  8,952  8,952  8,982
                            =====  =====  =====

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997

13. Subsequent Event

    On December 13, 1999, the Board of Directors approved the sale of not less than 600,000 shares of convertible preferred stock and not more than 1,000,000 shares of convertible preferred stock through a private placement to Wiser Investment Company, LLC ("WIC") for $25 million. The convertible preferred stock will be convertible at the option of the holder into shares of the Company's common stock at a conversion price of $4.25 per common share, subject to customary adjustments. The convertible preferred stock will pay dividends in cash or in shares of the Company's common stock, at the option of the Company, at an annual rate of 7%. The holders of the convertible preferred stock will have the same voting rights as the holders of the Company's common stock with each share of the convertible preferred stock having one vote for each share of common stock into which it is convertible. Any shares of convertible preferred stock not previously converted will convert automatically to common stock three years after the transaction closing date or whenever the market price of the Company's common stock exceeds $10.00 per share for a period of 60 consecutive trading days.

    In addition, WIC will acquire, for a nominal sum, seven-year warrants to purchase that number of the Company's common stock equal to 741,716 multiplied by a fraction, of which the numerator is the total number of shares of convertible preferred stock purchased at the closing and any option closing and the denominator is 1,000,000, at a purchase price of $0.02 per warrant. The strike price of the warrants issued at closing will be $4.25 per share, subject to adjustment.

    The transaction is expected to close in the second quarter of 2000 and is subject to stockholders approval and receipt of financing by WIC. The Board of Directors will also be changed to include four of the current directors and three new directors designated by WIC

14. Summary of Guaranties of 9  1/2% Senior Subordinated Notes

    In May 1997, the Company issued $125 million aggregate principal amount of its 9 1/2% senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by certain wholly owned subsidiaries of the Company (the "Subsidiary Guarantors"). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., Wiser Delaware LLC, The Wiser Oil Company of Canada , (collectively "Wiser Canada"), The Wiser Marketing Company and T.W.O.C., Inc. and were the Subsidiary Guarantors (the "Initial Subsidiary Guarantors"). Except for two wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company's direct and indirect subsidiaries.

    Following is summarized financial information of the Subsidiary Guarantors. The Company has not presented separate financial statements and other disclosures concerning each Subsidiary Guarantor because management has determined that they are not material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997


                                                 Subsidiary Guarantors
                                         ----------------------------------------
                                                                The Wiser
                                          Wiser      T.W.O.C.   Marketing  Combined
                                          Canada     Inc.       Company    Total
                                          --------   --------   ---------  --------
Revenues:
  For the Year Ended December 31, 1999..  $ 15,405     $   --      $  523  $ 15,928
  For the Year Ended December 31, 1998..    14,303          1       2,141    16,445
  For the Year Ended December 31, 1997..    16,109      7,687       2,304    26,100

Earnings (Loss) Before Income Taxes:
  For the Year Ended December 31, 1999..  $   (607)    $   --      $   68  $   (539)
  For the Year Ended December 31, 1998..    (5,626)       (14)        243    (5,397)
  For the Year Ended December 31, 1997..    (4,262)     7,671         231     3,640

Net Income (Loss):
  For the Year Ended December 31, 1999..  $   (577)    $   --      $   65  $   (512)
  For the Year Ended December 31, 1998..    (3,882)       (10)        168    (3,724)
  For the Year Ended December 31, 1997..    (3,947)     7,103         214     3,370

Cash Flows from Operating Activities:
  For the Year Ended December 31, 1999..  $  9,139     $   --      $   65  $  9,204
  For the Year Ended December 31, 1998..     6,863        (10)        168     7,021
  For the Year Ended December 31, 1997..     8,833      7,103         214    16,150

Cash Flows from Investing Activities:
  For the Year Ended December 31, 1999..  $ (5,361)    $   --      $   --  $ (5,361)
  For the Year Ended December 31, 1998..   (12,421)        --          --   (12,421)
  For the Year Ended December 31, 1997..   (17,241)        --          --   (17,241)

Cash Flows from Financing Activities:
  For the Year Ended December 31, 1999..  $ (2,522)    $   --      $   --  $ (2,522)
  For the Year Ended December 31, 1998..     6,227         --          --     6,227
  For the Year Ended December 31, 1997..     7,543         --          --     7,543

Net Increase (Decrease) in Cash:
  For the Year Ended December 31, 1999..  $  1,256     $   --      $   65  $  1,321
  For the Year Ended December 31, 1998..       669        (10)        168       827
  For the Year Ended December 31, 1997..      (865)     7,103         214     6,452

Current Assets:
  December 31, 1999.....................  $  5,357     $    3      $   --  $  5,360
  December 31, 1998.....................     3,782          3         213     3,998
  December 31, 1997.....................     4,808         44         165     5,017

Total Assets:
  December 31, 1999.....................  $ 47,953     $    3      $   --  $ 47,956
  December 31, 1998.....................    50,797          3         526    51,326
  December 31, 1997.....................    52,083         44         492    52,619

                             THE WISER OIL COMPANY

                       December 31, 1999, 1998 and 1997


                                            Subsidiary Guarantors
                                   ---------------------------------------
                                                       The Wiser
                                   Wiser     T.W.O.C.  Marketing  Combined
                                   Canada    Inc.      Company    Total
                                   --------  --------  ---------  --------
Current Liabilities:
  December 31, 1999..............   $ 5,116       $--       $ --   $ 5,116
  December 31, 1998..............     4,806        --        361     5,167
  December 31, 1997..............     6,646        --        250     6,896

Non-current Liabilities:
  December 31, 1999..............   $17,851       $--       $ --   $17,851
  December 31, 1998..............    17,846        --         --    17,846
  December 31, 1997..............     9,474        --         --     9,474

Stockholders' Equity (Deficit):
  December 31, 1999..............   $24,986       $ 3       $ --   $24,989
  December 31, 1998..............    28,145         3        165    28,313
  December 31, 1997..............    35,963        44        242    36,249

                             THE WISER OIL COMPANY

                      Supplemental Financial Information

       For the years ended December 31, 1999, 1998 and 1997 (Unaudited)

    The following pages include unaudited supplemental financial information as currently required by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board.

15. Estimated Quantities of Oil and Gas Reserves (Unaudited)

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

                                                                  Oil (MBbls)                          Gas (MMcf)
                                                       -------------------------------    ----------------------------------
                                                        U.S.      Canada        Total       U.S.        Canada       Total
                                                       -------  -----------    -------    --------    ----------    --------
  Balance December 31, 1996.....................       28,080        3,532     31,612      89,546        23,831     113,377
    Revisions of previous estimates.............       (2,614)         274     (2,340)      1,208         1,988       3,196
    Properties sold and abandoned...............         (810)        (344)    (1,154)       (902)       (2,606)     (3,508)
    Reserves purchased in place.................        1,493        1,013      2,506       8,961            --       8,961
    Extensions and discoveries..................        1,205          653      1,858       7,601         2,667      10,268
    Production..................................       (2,037)        (724)    (2,761)     (9,466)       (2,734)    (12,200)
                                                      -------      -------   --------   ---------      --------   ---------
  Balance December 31, 1997.....................       25,317        4,404     29,721      96,948        23,146     120,094
    Revisions of previous estimates.............       (2,773)         689     (2,084)     (4,001)        1,362      (2,639)
    Properties sold and abandoned...............         (215)        (118)      (333)       (237)         (882)     (1,119)
    Reserves purchased in place.................        2,686           --      2,686         319            --         319
    Extensions and discoveries..................          407          306        713      12,971         4,111      17,082
    Production..................................       (1,837)        (878)    (2,715)    (10,535)       (3,221)    (13,756)
                                                      -------      -------   --------   ---------      --------   ---------
  Balance December 31, 1998.....................       23,585        4,403     27,988      95,465        24,516     119,981
    Revisions of previous estimates.............          358         (164)       194      (3,070)       (2,951)     (6,021)
    Properties sold and abandoned...............       (1,928)         (20)    (1,948)    (41,235)         (352)    (41,587)
    Reserves purchased in place.................          461           --        461          39            --          39
    Extensions and discoveries..................          277          391        668       2,150         5,532       7,682
    Production..................................       (1,257)        (676)    (1,933)     (7,186)       (2,915)    (10,101)
                                                      -------      -------   --------   ---------      --------   ---------
  Balance December 31, 1999.....................       21,496        3,934     25,430      46,163        23,830      69,993
                                                      =======      =======   ========   =========      ========   =========

Proved Developed Reserves at December 31, (1):
    1996........................................       24,892        3,225     28,117      80,652        22,477     103,129
    1997........................................       23,798        4,404     28,202      87,688        21,771     109,459
    1998........................................       22,701        4,253     26,954      86,610        23,736     110,346
    1999........................................       20,327        3,719     24,046      43,771        22,813      66,584

   (1) Reserve volumes as assigned by third party engineers have been increased to reflect the effect of the Alberta Royalty Tax Credit refund. Total proved and proved developed reserves were increased by 364 MBBL and 1,914 MMCF for 1997, 389 MBBL and 2,088 MMCF for 1998 and 136 MBBL and 826 MMCF for 1999.

Standardized Measure of Discounted Future
Net Cash Flows of Proved Oil and Gas Reserves (Unaudited)

   The Company has estimated the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves in accordance with the standards established by the Financial Accounting Standards Board through its Statement No. 69. The estimates of future cash inflows are based year-end prices.

                             THE WISER OIL COMPANY

                      Supplemental Financial Information

       For the years ended December 31, 1999, 1998 and 1997 (Unaudited)


   Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on year-end costs and economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

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

   The following are the Company's estimated standardized measure of discounted future net cash flows from proved reserves (000's):

                                                                    U.S.       Canada      Total
                                                                 ----------  ----------  ----------
   December 31, 1999:
   ------------------
   Future cash flows.......................................      $ 595,402    $141,011   $ 736,413
   Future production and development costs.................       (277,756)    (38,989)   (316,745)
   Future income tax expense...............................        (76,024)    (17,816)    (93,840)
                                                                 ---------    --------   ---------
   Future net cash flows...................................        241,622      84,206     325,828
   10% Annual discount for estimated timing of cash flows..       (114,440)    (34,472)   (148,912)
                                                                 ---------    --------   ---------
   Standardized measure of discounted cash flows............     $ 127,182    $ 49,734   $ 176,916
                                                                 =========    ========   =========

   December 31, 1998:
   ------------------
   Future cash flows.......................................      $ 440,715    $ 87,869   $ 528,584
   Future production and development costs.................       (278,468)    (31,147)   (309,615)
   Future income tax expense...............................        (15,091)     (5,063)    (20,154)
                                                                 ---------    --------   ---------
   Future net cash flows...................................        147,156      51,659     198,815
   10% Annual discount for estimated timing of cash flows..        (67,065)    (18,518)    (85,583)
                                                                 ---------    --------   ---------
   Standardized measure of discounted cash flows..........       $  80,091    $ 33,141   $ 113,232
                                                                 =========    ========   =========

   December 31, 1997:
   ------------------
   Future cash flows.......................................      $ 650,810    $ 98,143   $ 748,953
   Future production and development costs.................       (357,598)    (32,062)   (389,660)
   Future income tax expense...............................        (60,477)     (6,512)    (66,989)
                                                                 ---------    --------   ---------
   Future net cash flows...................................        232,735      59,569     292,304
   10% Annual discount for estimated timing of cash flows..        (97,116)    (20,699)   (117,815)
                                                                 ---------    --------   ---------
   Standardized measure of discounted cash flows..........       $ 135,619    $ 38,870   $ 174,489
                                                                 =========    ========   =========

                             THE WISER OIL COMPANY

                      Supplemental Financial Information

       For the years ended December 31, 1999, 1998 and 1997 (Unaudited)

The following are the sources of changes in the standardized measure of discounted net cash flows (000's):

                                                                   1999        1998        1997
                                                                  ------      ------      ------
     Standardized measure, beginning of year.................     $113,232    $174,489   $ 317,180
     Sales, net of production costs..........................      (26,248)    (31,445)    (47,959)
     Net change in price and production costs................      151,018     (78,321)   (204,859)
     Reserves purchased in place.............................        2,503       1,817      30,570
     Extensions, discoveries and improved recoveries.........       13,208      11,259      11,751
     Change in future development costs......................         (355)      9,316      16,339
     Revisions of previous quantity estimates and disposals..       (6,576)     (4,846)     (6,992)
     Sales of reserves in place..............................      (27,429)     (1,698)    (10,756)
     Accretion of discount...................................       12,383      21,007      41,431
     Changes in timing and other.............................      (19,794)    (13,327)    (33,752)
     Net change in income taxes..............................      (35,026)     24,981      61,536
                                                                  --------    --------   ---------
     Standardized measure, end of year.......................     $176,916    $113,232   $ 174,489
                                                                  ========    ========   =========

16.  Unaudited Quarterly Financial Data

     The supplementary financial data in the table below for each quarterly period within the years ended December 31, 1999 and 1998 are derived from the unaudited consolidated financial statements of the Company.

                                           Net     Earnings
                                         Income      (Loss)
                             Revenues    (Loss)    Per Share
                            ---------  ---------  ----------
                              (000's)    (000's)
     1999:
      First quarter........  $11,871    $(4,358)     $(0.49)
      Second quarter.......   13,978     (1,055)      (0.12)
      Third quarter........   12,710     (5,391)      (0.60)
      Fourth quarter.......   14,235     (4,052)      (0.45)

     1998:
      First quarter........  $17,415    $(3,556)     $(0.40)
      Second quarter.......   16,019     (4,675)      (0.52)
      Third quarter........   13,833     (8,153)      (0.91)
      Fourth quarter.......   14,141     (8,082)      (0.90)