Form 10-K405/A
period 1999-12-31
WISER OIL CO
filed 2000-05-01
CIK 107874

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-K/A
                               (Amendment No. 1)

(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 1999

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

                        Commission File Number:  0-5426

                             The Wiser Oil Company
            (Exact name of registrant as specified in its charter)


              Delaware                                          55-0522128
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

    8115 Preston Road, Suite 400
           Dallas, Texas                                          75225
(Address of principal executive offices)                        (Zip Code)


      Registrant's telephone number, including area code:  (214) 265-0080

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of exchange on
     Title of each class                                 which registered
     -------------------                                 ----------------

     Common Stock, par value $3.00 per share            New York Stock Exchange
     Preferred Stock Purchase Rights                    New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of April 27, 2000 was $20,383,589. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

     The number of shares outstanding of the Registrant's Common Stock, par value $3.00 per share, as of April 27, 2000 was 8,951,965 shares.

Item 10.  Directors and Executive Officers

     The Board of Directors currently consists of seven persons. Set forth below are the names, ages and positions of the Company's directors and executive officers.


DIRECTORS

                              Director              Principal Occupation
Name                          Since         Age     and other Directorships
-----------------------       --------      ---     -----------------------
John W. Cushing, III           1986          66     President of Petroleum Services, Inc., a geologic consulting firm; President of Hydrocarbon Well Logging, Inc., a well service and engineering company,
                                                    Parkersburg, West Virginia.

Lorne H. Larson                1995          64     Chairman of ProGas Limited, a Calgary, Alberta, Canada-based company involved in natural gas marketing, since June 1998;  President and Chief
                                                    Executive Officer of ProGas Limited, January 1986 to May 1998; Director
                                                    of Rigel Energy Corporation, an oil and gas exploration and production company, since April 1993; and Director of The General Accident Assurance
                                                    Company of Canada, a property and casualty company, since April 1994.  As an officer of ProGas Limited, Mr. Larson has extensive experience in the
                                                    Canadian oil and gas industry, which represents an important focus area for the Company.

Andrew J. Shoup, Jr.           1991          65     President, Chief Executive Officer and Director of the Company since July 1,
                                                    1991; Consultant to Pacific Enterprises Oil Company (USA), an oil and gas
                                                    exploration and production company, September 1990-June 1991.

Jon L. Mosle, Jr.              1994          70     Independent consultant, investor, since 1992; Director of Private Capital of
                                                    Ameritrust Texas, N.A., a trust company,  1984 - 1992; currently serves as
                                                    Director of Southwest Securities Group, Inc., a holding company primarily for financial entities, Westwood Trust, a trust company,  and Park Cities
                                                    Bankshares, a holding company, primarily for banking entities.

A. W. Schenck, III             1986          56     Chairman and Chief Executive Officer of  Fleet Mortgage Group, a mortgage company,  since December 1997.  Held various executive positions with
                                                    Great Western Financial Corp., a thrift savings company, July 1995-August
                                                    1997, and various executive positions with PNC Bank Corp., a national banking association, 1989-July 1995.

Howard G. Hamilton             1974          67     Owner and operator of Palm Pavilion, a recreational facility in  Clearwater,
                                                    Florida.

C. Frayer Kimball, III         1972          65     Owner and Vice President of Petroleum Engineers, Inc., Lafayette, Louisiana,
                                                    a consulting engineering firm; Owner and Vice President of Triumph Energy,
                                                    Inc., a producer of oil and gas.


EXECUTIVE OFFICERS

                              Positions and Offices Held and Principal
Name                   Age    Occupation or Employment During Past Five Years
--------------------   ---    -----------------------------------------------

Andrew J. Shoup, Jr.   65     President, Chief Executive Officer and Director of
                              the Company since July 1, 1991; Consultant to
                              Pacific Enterprises Oil Company (USA), an oil and gas exploration and production company, September
                              1990-June 1991.

A. Wayne Ritter        60     Vice President, Acquisitions and Production of the
                              Company since August 16, 1993; Vice President in
                              Charge of Acquisitions of the Company, September
                              1991 - August 1993; Manager of Production - Fort
                              Worth Division of Snyder Oil Corporation, an oil and gas exploration and production company, September 1990 - September 1991.

Lawrence J. Finn       55     Vice President, Finance and Chief Financial
                              Officer of the Company since November 1, 1993;
                              President of CWF Energy, Inc., August 1990 -
                              October 1993; Vice President, Finance and Chief
                              Financial Officer of Verado Energy, Inc., March
                              1988 - August 1990.

Allan J. Simus         65     President of The Wiser Oil Company of Canada since
                              August 1, 1994; President and General Manager of
                              LL&E Canada, Ltd., 1988 - July 1994; President of
                              Del Norte Resources Ltd., 1987-1988.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by the Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. In 1999, one statement of changes in beneficial ownership was filed late by A. Wayne Ritter, Vice President of Acquisitions and Production, relating to one transaction. In making this disclosure, the Company has relied solely on written representations of its Directors and executive officers and copies of the reports that they have filed with the Commission.

Item 11.  Executive Compensation and Other Transactions

     The following table sets forth certain information regarding compensation paid by the Company in 1997, 1998 and 1999 to its President and Chief Executive Officer and each other executive officer of the Company whose aggregate salary and bonus exceeded $100,000 in 1999 (the "Named Executive Officers").


                          SUMMARY COMPENSATION TABLE

                                         Annual Compensation          Long Term Compensation
                                         -------------------          ----------------------
                                                                             Awards
                                                                             ------
                                                                       Number of Securities
Name and Principal                                                        Underlying                    All Other
  Position                   Year       Salary ($)   Bonus ($)           Options/SARs (#)               Compensation  ($)
----------------------       ----       ----------------------        ----------------------            -----------------
Andrew J. Shoup, Jr.         1999       $200,005(1)        -0-                50,000                      $ 6,664(2)
 President and Chief         1998        299,250           -0-                   -0-                        8,610
 Executive Officer           1997        285,000        15,000                40,000                        5,502


A. Wayne Ritter              1999        183,000         -0-                50,000                          5,844(2)
 Vice President,             1998        183,000         -0-                   -0-                          5,903
 Acquisitions and            1997        175,000      10,000                30,000                          5,250
 Production

Lawrence J. Finn             1999        162,000         -0-                50,000                          5,043(2)
 Vice President,             1998        162,000         -0-                   -0-                          5,088
 Finance and Chief           1997        152,000      10,000                20,000                          4,529
 Financial Officer

Allan J. Simus(3)            1999        168,000         -0-                35,000                         15,842(4)
 President of                1998        168,000         -0-                   -0-                         13,442
 The Wiser Oil Company       1997        160,000      10,000                30,000                         12,773
 of Canada

-----------------------------------

(1) Mr. Shoup voluntarily reduced his annual salary from $299,250 to $200,005 for 1999.

(2) Consists of (a) matching contributions by the Company in 1999 to the accounts of Mr. Shoup $4,800, Mr. Ritter $2,112, and Mr. Finn $4,800 under the Company's Savings Plan and (b) matching contributions by the Company in 1999 to the accounts of Mr. Shoup $1,315 and Mr. Ritter $3,378 under the Company's non-qualified Savings Restoration Plan and (c) the dollar value of life insurance premiums paid by the Company in 1999 for the benefit of Mr. Shoup $549, Mr. Ritter $354 and Mr. Finn $243.

(3) Mr. Simus is not directly employed by the Company. All amounts reported as salary were earned by him as President of The Wiser Oil Company of Canada, the subsidiary through which the Company conducts its Canadian operations. All amounts are in U.S. dollars using a .673 (Canadian to U.S.) conversion rate.

(4)  Consists of (a)  $15,175 representing The Wiser Oil Company of
     Canada's contribution to the Defined Contribution Pension Plan and (b) $667 representing the dollar value of life insurance premiums paid by The Wiser Oil Company of Canada in 1999 on two life insurance policies for his benefit.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the grant of stock options/SARs to the Named Executive Officers in the last fiscal year under the Company's Stock Option Plan and Share Appreciation Rights Plan:

                                    Individual  Grants (1)
------------------------------------------------------------------------------------------------
                                         % of Total
                         Number of       Options/SARs                                   Grant
                         Securities      Granted to                                     Date
                         Underlying      Employees      Exercise or                    Present
                        Options/SARs     in Fiscal      Base Price      Expiration     Value ($)
 Name                     Granted          Year           ($/Sh)           Date          (2)
------------------------------------------------------------------------------------------------
Andrew J. Shoup, Jr.      37,250/          14.06%/       $5.0000/        5/17/2009/     $85,778/
                          12,750            4.81%         5.0000         5/15/2004       19,983

A. Wayne Ritter Jr.       37,250/          14.06%/        5.0000/        5/17/2009/      85,778/
                          12,750            4.81%         5.0000         5/15/2004       19,983

Lawrence J. Finn Jr.      37,250/          14.06%/        5.0000/        5/17/2009/      85,778/
                          12,750            4.81%         5.0000         5/15/2004       19,983

Allan J. Simus            26,075/           9.84%/        5.0000/        5/17/2009/      60,045/
                           8,925            3.37%         5.0000         5/15/2004       13,988

(1) All grants to Named Executive Officers during fiscal year 1999 were granted under the Company's 1991 Stock Incentive Plan and the Company's 1997 Share Appreciation Rights Plan for SARs. Options and SARs granted on May 18, 1999 became exercisable

     November 19, 1999. All options have ten-year terms and SARs have five-year terms, while each were granted with an exercise price less than the fair market value of the Company's Common Stock on the date of grant.

(2) These amounts represent the value of the grants based upon the Black-Scholes option pricing model. The valuation assumes exercise at the end of the ten-year option term or five-year SAR term and the following data:

                                                     Grant Date
                                                      05/18/99
                                                     ----------
     Grant date FMV                                   $ 3.375
     Risk free interest rate                            6.01%
     Dividend yield                                     0.00%
     Volatility (three year weekly close)              58.64%


    OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

     The following table provides information, with respect to each Named Executive Officer, concerning unexercised options/SARs held as of the end of the fiscal year ended December 31, 1999. No Named Executive Officer exercised any options during 1999.

                          Number of Securities                Value of Unexercised
                         Underlying Unexercised                   In-the-Money
                      Options/SARs at FY-End (#)(1)       Options/SARs at FY-End ($)(2)
Name                  Exercisable     Unexercisable       Exercisable     Unexercisable
----                  -----------     -------------       -----------     -------------

Andrew J. Shoup, Jr.    380,000         10,000               $-0-             $-0-

A. Wayne Ritter         272,500          7,500                -0-              -0-

Lawrence J. Finn        165,000          5,000                -0-              -0-

Allan J. Simus          157,500          7,500                -0-              -0-

------------------
(1) Represents the number of shares of the Company's Common Stock underlying the options and SARs held by the Named Executive Officer.

(2) The closing price for the Company's Common Stock as reported by the New York Stock Exchange on December 31, 1999 was $2.50. Value is calculated on the basis of the difference between $2.50 and the option/SAR exercise price of an "in-the-money" option/SAR multiplied by the number of shares of Common Stock underlying the option/SAR

PENSION BENEFITS

     Each Named Executive Officer, other than Mr. Simus, is covered by the Company's Retirement Income Plan (the "Qualified Plan"), a non-contributory defined benefit pension plan under which retirement benefits are provided to substantially all non-union employees of the Company. The Qualified Plan provides a monthly benefit upon retirement equal to 2 percent of the employee's average monthly earnings (computed generally on the basis of the participant's average monthly earnings for the 60 highest paid consecutive months during the 120 consecutive months immediately preceding the employee's retirement date) for each year of credited service up to 25 years, plus 1 percent of the employee's average monthly earnings (as so computed) for each year of credited service in excess of 25 years. Offset against such amount is an amount equal to 0.5 percent of the lesser of the participant's final average earnings per month or 1/12th of covered compensation (as such terms are used in the calculation of social security benefits) multiplied by years of credited service to a maximum of 35 years. If it would result in a greater payment of monthly benefits than the above calculation, an employee who was a participant in the qualified plan as of December 31, 1992 would receive his monthly retirement income as calculated under the terms of the qualified plan as it existed on such date, using average monthly earnings and credited service as of such date. Pension benefits are calculated on the basis of basic monthly compensation, excluding bonuses and all other forms of special or extra compensation. The Qualified Plan provides for normal retirement at 65 years of age but allows for early retirement beginning at age 55, in which case the extent to which benefits are reduced is based on when the participant elects to receive benefits commencing on or after age 55 and prior to age 62. No reduction is made in the benefit if it commences on or after the attainment of age 62.

     Effective as of December 31, 1999, the Qualified Plan was amended to "freeze" benefits so that no additional benefits will accrue under the Qualified Plan for anyone after December 31, 1999. The amendment does not reduce the benefits accrued under the Qualified Plan on or before December 31, 1998, or affect the amount of any benefit payments now being made pursuant to the Qualified Plan. The amendment provides that no new participants will commence participating in the Plan and no former, terminated or retired participants will accrue additional benefits in the Plan after December 31, 1999. The amendment also provides that the accrued benefits of each participant under the Plan became 100% vested as of December 11, 1999.

     Certain executives of the Company also participate in the Company's Retirement Restoration Plan. The Retirement Restoration Plan is a nonqualified deferred compensation plan. The participants in the plan are the Chief Executive Officer and any other employee of the Company (i) who is a participant in the Qualified Plan, (ii) whose annual salary is at least $150,000, and (iii) who has been designated by the Chief Executive Officer to participate in the plan. For 1999, Messrs. Shoup and Ritter were the only Named Executive Officers who were participants in the Retirement Restoration Plan.

     In order to comply with the qualification requirements of the Internal Revenue Code of 1986, the maximum annual retirement benefit that may be accrued and that the Company can fund, and the maximum compensation that may be used in determining future benefit accruals, under the Qualified Plan are subject to certain limitations. The Retirement Restoration Plan provides for the payment of benefits equal to the amount by which (i) the value of the benefits that would have been payable to a participant under the Qualified Plan if such benefits were not limited by such maximum compensation and maximum benefit limitations exceeds (ii) the value of the benefits actually payable under the Qualified Plan.

     Benefits under the Retirement Restoration Plan normally are paid concurrently with the payment of benefits under the Qualified Plan. However, if a participant's employment terminates (other than by reason of death, retirement or disability) within two years following a Change of Control (as defined in the Retirement Restoration Plan), the value of such participant's Retirement Restoration Plan benefits will be distributed to such participant in a single lump sum within 60 days following such termination of employment. Retirement Restoration Plan benefits are payable from the general assets of the Company.

     The following table presents estimated combined annual retirement benefits payable under the Qualified Plan and the Retirement Restoration Plan upon retirement at age 65 for the average annual compensation and for the years of credited service indicated and assumes no election of any available survivor option. The estimated benefits shown are in addition to Social Security benefits. The full years of credited service as of December 31, 1999 for the Named Executive Officers were as follows: Mr. Shoup, 7 years; Mr. Ritter, 7 years; and Mr. Finn, 5 years. Mr. Finn is not currently participating in the Retirement Restoration Plan. The amounts reported in the salary column of the Summary Compensation Table included under "Executive Compensation" above are the approximate amounts of compensation taken into account for the purposes of the Qualified Plan and the Retirement Restoration Plan for the years indicated.

           Annual Retirement Benefits for Years of Credited Service

Compensation    10 Years  15 Years  20 Years  25 Years  30 Years  35 Years
------------    --------  --------  --------  --------  --------  --------
  $125,000       $23,444  $ 35,165  $ 46,887  $ 58,609  $ 64,081  $ 69,553
   150,000        28,444    42,665    56,887    71,109    78,831    84,553
   175,000        33,444    50,165    66,887    83,609    91,581    99,553
   200,000        38,444    57,665    76,887    96,109   105,331   114,553
   225,000        43,444    65,165    86,887   108,609   119,081   129,553
   250,000        48,444    72,665    96,887   121,109   132,831   144,553
   275,000        53,444    80,165   106,887   133,609   146,581   159,553
   300,000        58,444    87,665   116,887   146,109   160,331   174,553
   325,000        63,444    95,165   126,887   158,609   174,081   189,553
   350,000        68,444   102,665   136,887   171,109   187,831   204,553

     Employees of The Wiser Oil Company of Canada do not participate in the Qualified Plan or the Retirement Restoration Plan and, therefore, Mr. Simus is not a participant in such plans. Mr. Simus participates in the Defined Contribution Pension Plan. The Wiser Oil Company of Canada does not maintain a defined benefit pension plan.

DIRECTORS' COMPENSATION

     Directors who are not employees of the Company receive an Annual Retainer of $12,000, which is payable in quarterly installments of $3,000 each, with the first payment being made in May of each year, and $1,000 for each meeting of the Board of Directors or any Committee of the Board attended. Each Chairman of a
Committee of the Board receives an additional annual fee of $1,000.   Directors
who are employees of the Company or a subsidiary do not receive a retainer or fee for serving on the Board or Committees, for attending meetings of the Board or Committees or for serving as Chairman of a Committee.

     In 1996, the Company adopted The Wiser Oil Company Equity Compensation Plan for Non-Employee Directors (the "Equity Plan"), which allows non-employee Directors to make irrevocable elections prior to the beginning of each plan year to receive their Annual Retainers (i) all in cash, (ii) all in Phantom Shares or
(iii) 50% in cash and 50% in Phantom Shares, and to defer payment of taxes on the equity portion to a subsequent date. A "Phantom Share" is an unsecured, unfunded and nontransferable right to receive from the Company one share of Common Stock, which right will automatically be exercised upon the earlier to occur of (i) the termination of the holder's service as a Director for any reason or (ii) a "Change in Control" of the Company, as defined in the Equity Plan. Non-employee Directors have no right to convert Phantom Shares into Common Stock prior to such time. The number of Phantom Shares that may be acquired by a non-employee Director on any Annual Retainer payment date is determined by dividing the amount of the Annual Retainer, or portion thereof, that the Director has elected to receive in Phantom Shares by the fair market value of a share of Common Stock on the payment date of the Annual Retainer, rounded downward to the nearest whole number. Phantom Shares are fully vested upon issuance. Holders of Phantom Shares receive payments of cash or other property equivalent to dividends paid on outstanding shares of Common Stock, but have no voting or other rights of stockholders with respect to the Phantom Shares. A maximum of 25,000 shares of Common Stock may be issued upon the conversion of Phantom Shares under the Equity Plan. For 1999, Messrs. Mosle, Larson and Schenck each elected to receive all of his $12,000 Annual Retainer in Phantom Shares and were each credited with 4,627 Phantom Shares under the Equity Plan.

     The 1991 Non-Employee Directors' Stock Option Plan as amended, (the "Directors' Plan") is intended to enhance the mutuality of interests between the Directors and stockholders of the Company and to assist the Company in attracting and retaining able Directors. Under the Directors' Plan, on the first business day following each Annual Meeting of Stockholders, each Director who is not an employee of the Company or a subsidiary is granted a nonstatutory stock option to purchase 1,500 shares of Common Stock at an option price equal to the fair market value of the Common Stock on the date the option is granted. The Directors' Plan also provides for the grant of an option to purchase 5,000 shares of Common Stock to each newly elected non-employee Director upon such person's initial election to the Board. In February 1997, the Directors' Plan was amended to provide for, in addition to the annual and initial option grants described above, a one-time grant on the date of the 1997 Annual Meeting of Stockholders to each non-employee Director serving on that date of an option to purchase, at an exercise price equal to the fair market value of the Common Stock on the date of grant, a number of shares of Common Stock equal to 5,000 less the number of shares covered by all options previously granted to such Directors under the Directors' Plan. All options granted under the Directors' Plan become exercisable six months from the date of grant and expire ten years from the date of grant. The Directors' Plan provides that, upon termination of service as a Director for any reason other than removal for cause, all outstanding options previously granted to the non-employee Director under the Directors' Plan will become immediately exercisable in full and will remain exercisable until the earlier to occur of the original expiration date of the option or three years from the date of termination of service, provided that if a Director voluntarily retires or resigns the post-termination of service exercise period may not exceed the duration of such Director's period of service as a Director of the Company. The Directors' Plan also provides that, upon removal of a Director for cause, all unvested options will immediately terminate and all unexpired vested options will be exercisable for a period of 90 days after removal. The total number of shares which may be issued under the Directors' Plan is limited to 65,000 shares of Common Stock. Pursuant to the terms of the Directors' Plan, on May 18, 1999, an option to purchase 1,000 shares of Common Stock at an exercise price of $3.5625 per share was granted to each person then serving as a non-employee Director.

BOARD OF DIRECTORS AND ITS COMMITTEES

     The Board of Directors has an Audit Committee and a Compensation Committee, but does not have a Nominating Committee. The Audit Committee consists of Messrs. Larson, Cushing, and Mosle. The Audit Committee reviews the reports and recommendations of the Company's independent auditors as well as the scope of their review and their compensation, and also meets with representatives of management as appropriate. During 1999, the Audit Committee held two meetings. The Compensation Committee consists of Messrs. Mosle, Kimball, Hamilton and Schenck. The Compensation Committee reviews and recommends to the Board of Directors the remuneration of the executive officers of the Company and administers the Company's 1991 Stock Incentive Plan, 1991 Non-Employee Directors' Stock Option Plan and Equity Compensation Plan for Non-Employee Directors. See "Report of Compensation Committee" contained herein. During 1999, the Compensation Committee held one meeting.

     The Board of Directors held fourteen meetings in 1999. Three of the seven Directors, Messrs. Cushing, Kimball and Shoup, attended all meetings of the Board and Committees of which they are members during the period they served on such. Mr. Schenck attended nine which is less than 75% of such meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of April 27, 2000, unless otherwise indicated, the beneficial ownership of Common Stock by: (i) the only persons known by the Company to beneficially own in excess of 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) the Chief Executive Officer and each of the other three most highly compensated executive officers of the Company for the year ended December 31, 1999; and (iv) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares of Common Stock beneficially owned by that person.

                                                   Shares Beneficially Owned
Name of Beneficial Owner                           Number            Percent
-------------------------------------------------- -------------------------
Directors and Executive Officers:
John W. Cushing, III..............................    12,431 (1)(2)      *

Howard G. Hamilton................................    49,436 (1)(2)      *

Jon L. Mosle, Jr..................................    38,700 (1)(2)      *

A. W. Schenck, III................................    11,540 (2)         *

Lorne H. Larson...................................    10,000 (2)         *

C. Frayer Kimball, III............................    17,583 (1)(3)      *

Andrew J. Shoup, Jr...............................   387,250 (4)       4.16%

A. Wayne Ritter...................................   272,250 (5)       2.96%

Lawrence J. Finn..................................   160,250 (6)       1.76%

Allan J. Simus....................................   159,075 (1)(7)    1.75%

All Directors and executive officers
  as a group (10 persons, including
  those named above).............................. 1,118,515 (1)(8)   11.26%

Holders of 5% or More Not Named Above:

Dimensional Fund Advisors Inc.....................   644,775 (9)       7.20%

Cross Timbers Oil Company.........................   775,000 (10)      8.70%

Paul F. Glenn, Trustee............................   477,500 (11)      5.33%


--------------
    *   Represents less than 1% of outstanding Common Stock.
   (1) Includes shares owned by spouses and children (Mr. Cushing, 665 shares; Mr. Hamilton, 33,500 shares; Mr. Kimball, 455 shares; Mr. Mosle, 5,000 shares; Mr. Simus, 500 shares; and all directors and executive officers as a group, 40,120 shares), as to which, in each case, the directors and executive officers disclaim beneficial ownership.
   (2) Includes, for each such person, 9,000 shares covered by presently exercisable stock options under the 1991 Non-Employee Directors' Stock Option Plan.
   (3) Includes 8,250 shares covered by presently exercisable stock options under the 1991 Non-Employee Directors' Stock Option Plan.
   (4) Includes 367,250 shares covered by presently exercisable stock options under the 1991 Stock Incentive Plan.
   (5) Includes 259,750 shares covered by presently exercisable stock options under the 1991 Stock Incentive Plan.
   (6) Includes 152,250 shares covered by presently exercisable stock options under the 1991 Stock Incentive Plan.
   (7) Includes 148,575 shares covered by presently exercisable stock options under the 1991 Stock Incentive Plan.
   (8) Includes an aggregate of 981,075 shares covered by presently exercisable stock options held by directors and executive officers.
   (9) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 644,775 shares of the Company's Common Stock as of December 31, 1999, all of which shares are held in portfolios of four investment companies for which Dimensional serves as an investment advisor, and certain other investment vehicles including commingled group trusts, for which Dimensional serves as an investment manager. In its capacity as investment advisor and investment manager, Dimensional possesses both voting and investment power over these shares. Dimensional disclaims beneficial ownership of all such shares. The foregoing information was obtained from Dimensional and from a Schedule 13G dated February 4, 2000 filed by Dimensional with the Securities and Exchange Commission.
  (10) Cross Timbers Oil Company, a Delaware corporation, is deemed to have beneficial ownership of 775,000 shares of Common Stock, including 525,000 shares of Common Stock held by Cross Timbers Trading Company, a Texas corporation and a wholly-owned subsidiary of Cross Timbers Oil Company. Cross Timbers Oil Company has the sole voting power and dispositive power with respect to the 250,000 shares of Common Stock it beneficially owns directly, and shares voting and dispositive power with Cross Timbers Trading Company with respect to the 525,000 shares of Common Stock it beneficially owns indirectly through Cross Timbers Trading Company. These shares were purchased for and are held for investment purposes by Cross Timbers Oil Company and Cross Timbers Trading Company. The foregoing information was obtained from Cross Timbers Oil Company and from a Schedule 13D dated October 19, 1998 filed by Cross Timbers Oil Company and Cross Timbers Trading Company with the Securities and Exchange Commission.
  (11) Paul F. Glenn, Trustee, Paul F. Glenn Revocable Trust (the "Trustee") is deemed to have beneficial ownership of 477,500 shares of Common Stock, including 77,500 shares of Common Stock held by the Glenn Foundation. The Trustee has the sole power to vote or direct the vote and to dispose or direct the disposition of 400,000 shares of Common Stock and has shared power to vote or direct the vote and to dispose or direct the disposition of 77,500 shares of Common Stock held by the Glenn Foundation. The foregoing information was obtained from a Schedule 13D dated November 2, 1999 filed by the Trustee with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

EMPLOYMENT AGREEMENTS

     On July 1, 1991, the Company entered into an employment agreement with Andrew J. Shoup, Jr. The employment agreement, as amended effective June 1, 1999, provides that Mr. Shoup will serve as President and Chief Executive Officer of the Company through the close of business on June 1, 2000, unless extended by agreement of the parties for an annual salary of not less than $200,000 per year. In addition to such annual salary, which may be increased from time to time by the Board of Directors, Mr. Shoup is entitled to be paid "additional incentive compensation" in such an amount, and based on the accomplishment of such performance objectives established by the Company, as may be determined by the Compensation Committee for each year. Upon execution of the employment agreement, Mr. Shoup was awarded 5,000 restricted shares of Common Stock and nonstatutory options to purchase 10,000 shares of Common Stock, vesting over a four-year period beginning June 30, 1994, under the Company's 1991 Stock Incentive Plan. The agreement also provides that Mr. Shoup will be covered by such other employee benefit plans as are applicable to executive employees of the Company.

     A. Wayne Ritter entered into an employment agreement with the Company effective January 24, 1994. The employment agreement, which was amended effective June 1, 1999, provides that Mr. Ritter will serve as Vice President, Acquisitions and Production of the Company through the close of business on June 1, 2000, unless such term is extended by agreement of the parties for an annual salary not less than his salary in effect on April 1, 1997. The agreement also provides that Mr. Ritter will be covered by such employee benefit plans as are applicable to executive employees of the Company.

     Lawrence J. Finn entered into an employment agreement with the Company effective November 1, 1993. The employment agreement, which was amended effective June 1, 1999, provides that Mr. Finn will serve as Vice President, Finance and Chief Financial Officer of the Company through the close of business on June 1, 2000, unless such term is extended by agreement of the parties, for an annual salary not less than his salary level in effect on April 1, 1997. The agreement also provides that Mr. Finn will be covered by such employee benefit plans as are applicable to executive employees of the Company.

     Allan J. Simus entered into an employment agreement with The Wiser Oil Company of Canada effective August 1, 1994. The employment agreement, which was amended effective June 1, 1999, provides that Mr. Simus will serve as President of The Wiser Oil Company of Canada through the close of business on June 1, 2000, unless such term is extended by agreement of the parties for an annual salary not less than his salary level in effect on April 1, 1997. Mr. Simus participates in the Registered Retirement Savings Plan of The Wiser Oil Company of Canada, which is comparable to the Company's Savings Plan. Mr. Simus also participates in The Wiser Oil Company of Canada Defined Contribution Pension Plan.

     The employment agreements described above provide that the employment of the Named Executive Officer can be terminated by the Company only for illness, disability or death, or for cause. Under the employment agreements if the employment of the employee is terminated by the Company for cause or the employee for any reason other than death within 12 months following a "Change in Control" of the Company, the employee will be paid an amount equal to three times the employee's base salary in effect at the time of his termination, the value of one year's worth of benefits provided to him as an employee during the one year preceding his termination, and a "Gross-Up Payment" for purposes of making the employee whole in the event an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (including penalties or interest thereon), is imposed with respect to any payment or distribution made by the Company to or for the benefit of the employee under the employment agreement or otherwise. A "Change in Control" generally means the occurrence of any of the following events: (i) an acquisition by any person of 25% of the voting power of the Company's Common Stock, (ii) a tender offer to buy at least 50% of the voting stock of the Company or the purchase of any such shares pursuant to a tender offer, (iii) an agreement or plan is approved by stockholders providing for the Company to be merged, consolidated or otherwise combined with another company wherein the former stockholders of the Company will own less than a majority of the voting power of the surviving corporation, (iv) the approval by stockholders of a liquidation of all or substantially all the assets of the Company or a distribution to stockholders of 30% in value of the Company's assets or (v) if at any time less than 60% of the members of the Board of Directors of the Company are individuals who either were Directors on the effective date of the employment agreement or individuals whose election or nomination for election was approved by a vote of at least two-thirds of the Directors still in office who were Directors on the effective date of such agreement or who were so approved. The employment agreement with Mr. Simus contains similar provisions relating to a Change in Control of the Company or The Wiser Oil Company of Canada.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE WISER OIL COMPANY

Date:  April 28, 2000

                               By:   /s/ Andrew J. Shoup, Jr.
                                     --------------------------------------
                                     Andrew J. Shoup, Jr.
                                     President and Chief
                                     Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                       Title                    Date
      ---------                       -----                    ----

/s/ Andrew J. Shoup, Jr.     President, Chief Executive    April 28, 2000
------------------------        Officer and Director
Andrew J. Shoup, Jr.            (Principal Executive
                                 Officer)

/s/ C. Frayer Kimball                Director              April 28, 2000
------------------------
C. Frayer Kimball

/s/ Howard G. Hamilton               Director              April 28, 2000
------------------------
Howard G. Hamilton

/s/ A. W. Schenck, III               Director              April 28, 2000
------------------------
A. W. Schenck, III

/s/ John W. Cushing, III             Director              April 28, 2000
------------------------
John W. Cushing, III

/s/ Jon L. Mosle, Jr.                Director              April 28, 2000
------------------------
Jon L. Mosle, Jr.

/s/ Lorne H. Larson                  Director              April 28, 2000
------------------------
Lorne H. Larson

/s/ L J Finn                 Vice President and Chief      April 28, 2000
------------------------        Financial Officer
Lawrence J. Finn             (Principal Financial and
                                Accounting Officer)