Form 10-Q
period 2000-03-31
WISER OIL CO
filed 2000-05-15
CIK 107874

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter ended March 31, 2000 Commission file number 0-5426

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

       x
     -----       _____
     Yes          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                             Outstanding at March 31, 2000
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

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                March 31,     December 31,
                                                                  2000           1999
                                                                ---------      ---------
                                                                (000's) except share data
Assets
Current Assets:
 Cash and cash equivalents....................................  $  15,509      $  21,447
 Restricted cash..............................................      3,975            992
 Accounts receivable..........................................     11,034          9,565
 Inventories..................................................        336            335
 Prepaid expenses.............................................        925            379
                                                                ---------      ---------
    Total current assets......................................     31,779         32,718
                                                                ---------      ---------

Property, Plant and Equipment, at cost:
 Oil and gas properties (successful efforts method)...........    281,193        274,760
 Other properties.............................................      3,925          3,781
                                                                ---------      ---------
                                                                  285,118        278,541
 Accumulated depreciation, depletion and amortization.........   (122,426)      (118,568)
                                                                ---------      ---------
 Net property, plant and equipment............................    162,692        159,973
Other Assets..................................................      4,135          4,035
                                                                ---------      ---------
                                                                $ 198,606      $ 196,726
                                                                =========      =========

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable.............................................  $  11,096      $  11,694
 Current portion of long-term debt............................        500            500
 Accrued liabilities..........................................      5,362          2,649
                                                                ---------      ---------
   Total current liabilities..................................     16,958         14,843
                                                                ---------      ---------
Long Term Debt................................................    124,544        124,526
Deferred Benefit Cost.........................................        202            216
Deferred Income Taxes.........................................         --             --
Stockholders' Equity:
  Common stock - $3 par value; 20,000,000 shares authorized;
  shares issued - 9,128,169; shares outstanding - 8,951,965...     27,385         27,385
 Paid-in capital..............................................      3,223          3,223
 Retained earnings............................................     27,992         28,234
 Foreign currency translation.................................      1,031          1,028
 Treasury stock; 176,204 shares, at cost......................     (2,729)        (2,729)
                                                                ---------      ---------
   Total stockholders' equity.................................     56,902         57,141
                                                                ---------      ---------
                                                                $ 198,606      $ 196,726
                                                                =========      =========

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of these financial statements.

                                                           THE WISER OIL COMPANY

                                  THE WISER OIL COMPANY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                          ---------------
                                                        2000           1999
                                                        ----           ----
                                                   (000's except per share data)
Revenues:
  Oil and gas sales.........................         $14,678         $11,605
  Dividends and interest....................             297              26
  Other.....................................             190             240
                                                     -------         -------
                                                      15,165          11,871
                                                     -------         -------

Costs and Expenses:
  Production and operating..................           5,279           5,322
  Purchased natural gas.....................              --             336
  Depreciation, depletion and amortization..           3,802           5,438
  Exploration...............................           1,456             894
  General and administrative................           1,702           1,519
  Interest expense..........................           3,168           3,406
                                                     -------         -------
                                                      15,407          16,915
                                                     -------         -------

Earnings (Loss) Before Income Taxes.........            (242)         (5,044)
Income Tax Expense (Benefit)................              --            (686)
                                                     -------         -------

NET INCOME (LOSS)...........................            (242)         (4,358)

Retained Earnings, beginning of period......          28,234          43,090
Dividends Paid..............................              --              --
                                                     -------         -------
Retained Earnings, end of period............         $27,992         $38,732
                                                     =======         =======

Weighted Average Outstanding Shares.........           8,952           8,952
                                                     =======         =======

Earnings (Loss) Per Share:
  Basic.....................................          $(0.03)         $(0.49)
                                                     =======         =======

  Diluted...................................          $(0.03)         $(0.49)
                                                     =======         =======

Cash Dividends Per Share....................         $    --         $    --
                                                     =======         =======

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of these financial statements.

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   For the Three Months Ended March 31, 2000

                                                                           Foreign
                                            Common   Paid-in  Retained    Currency    Treasury
                                  Total     Stock    Capital  Earnings   Translation    Stock
                                ---------  --------  -------  ---------  -----------  ---------
                                                               (000's)

December 31, 1999.............   $57,141    $27,385   $3,223   $28,234        $1,028   $(2,729)

  Net income (loss)                 (242)        --       --      (242)           --        --
  Other comprehensive income
     (loss), net of tax.......         3         --       --        --             3        --
                                 -------
Comprehensive income (loss)...      (239)

Dividends paid................        --         --       --        --            --        --
                                 -------   --------  -------  --------   -----------  --------

March 31, 2000................   $56,902    $27,385   $3,223   $27,992        $1,031   $(2,729)
                                 =======   ========  =======  ========   ===========  ========




The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of these financial statements.

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   For the Three Months
                                                                     Ended March 31,
                                                                   --------------------
                                                                       2000       1999
                                                                    -------    -------
                                                                          (000's)
Cash Flows From Operating Activities:
   Net Income (Loss).............................................   $  (242)   $(4,358)
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................     3,802      5,438
     Deferred income taxes.......................................        --       (686)
     Property sales losses (gains)...............................       (11)        12
     Foreign currency translation................................         3        (41)
     Property impairments and abandonments.......................       151        405
     Amortization of other assets................................       169        121
     Other Changes:
       Restricted cash...........................................    (2,983)        --
       Accounts receivable.......................................    (1,469)       (47)
       Inventories...............................................        (1)        57
       Prepaid expenses..........................................      (546)      (183)
       Other assets..............................................      (252)        27
       Accounts payable..........................................      (598)    (1,002)
       Accrued liabilities.......................................     2,713      2,811
       Deferred benefits cost....................................       (14)        (9)
                                                                    -------    -------
          Operating Cash Flows...................................       722      2,545
                                                                    -------    -------

Cash Flows From Investing Activities:
   Capital expenditures..........................................    (6,671)    (3,028)
   Proceeds from sales of property, plant and equipment..........        11        318
                                                                    -------    -------
          Investing Cash Flows...................................    (6,660)    (2,710)
                                                                    -------    -------

Cash Flows From Financing Activities:
   Long term debt issued.........................................        --         --
   Dividends paid................................................        --         --
                                                                    -------    -------
          Investing Cash Flows...................................        --         --
                                                                    -------    -------

Net Increase (Decrease) In Cash..................................    (5,938)      (165)
Cash and Cash Equivalents, beginning of period...................    21,447      2,779
                                                                    -------    -------
Cash and Cash Equivalents, end of period.........................   $15,509    $ 2,614
                                                                    =======    =======

The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of these financial statements.

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY

Notes to Financial Statements

Note 1.   Hedging Activities

     As of May 15, 2000 the Company's hedging arrangements were as follows:

     Crude Oil:                                        Daily Volume                 Price
     ----------                                        ------------                 -----
     April 1, 2000 to June 30, 2000                     3,500 Bbls             $22.30 per Bbl
     July 1, 2000 to September 30, 2000                 3,400 Bbls             $21.07 per Bbl
     October 1, 2000 to December 31, 2000               3,300 Bbls             $19.78 per Bbl

     Natural Gas:
     ------------
     February 1, 2000 to September 30, 2000             5,261 MMBTU (1)        $2.29 per MMBTU (1)
     February 1, 2000 to September 30, 2000             5,226 MMBTU (1)(2)     $2.01 (Put) per MMBTU (1)(2)
     March 1, 2000 to September 30, 2000                5,174 MMBTU (1)(2)     $2.20 (Put) per MMBTU (1)(2)

     (1)  Average for period.

     (2) The 5,226 MMBTU per day the and 5,174 MMBTU per day natural gas hedges are "Put" agreements whereby the Company will receive the actual market price if the actual market price is above the put prices of $2.01 and $2.20 per MMBTU, respectively. If the actual market price is below the put price, the price received by the Company will be limited to the put price.

     During the first quarter of 2000, oil and gas sales were reduced $1.4 million from the Company's hedging activities. Based on March 31, 2000 NYMEX futures prices, the fair value of the Company's hedging arrangements at March 31, 2000 was a loss of $5.3 million. A 10% increase in both the oil price and the gas price would increase this loss by $2.7 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $2.7 million.

Note 2.   Convertible Preferred Stock

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

The transaction is expected to close upon stockholder approval and the stockholder vote is scheduled for May 16, 2000. After the closing of the transaction, the Board of Directors will be changed to include four of the current directors and three new directors designated by WIC. The transaction will also constitute a "change of control" as defined in the employment agreements for all of the officers of the Company. If an officer's employment with the Company is terminated by either the Company or the officer within one year after a change of control, the Company will be required to make a lump-sum termination payment, as defined in the employment agreement, to the terminated officer. The total amount of such termination payments for all of the Company's officers is estimated to be in the range of $2.6 million to $3.4 million.

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

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)

                                                  THE WISER OIL COMPANY
                                                             Subsidiary Guarantors
                                                   ------------------------------------------
                                                                         The Wiser
                                                     Wiser     T.W.O.C.  Marketing  Combined
                                                   Canada(1)     Inc.     Company     Total
                                                   ----------  --------  ---------  ---------
(000's)
Revenues
--------
For the quarter ended March 31, 2000............   $ 5,294      $     -    $     -  $  5,294
For the quarter ended March 31, 1999............     3,158            -          -     3,158

Income (Loss) Before Income Taxes
---------------------------------
For the quarter ended March 31, 2000............     1,181            -          -     1,181
For the quarter ended March 31, 1999............      (510)           -          -      (510)

Net Income (Loss)
-----------------
For the quarter ended March 31, 2000............     1,181            -          -     1,181
For the quarter ended March 31, 1999............      (510)           -          -      (510)

Cash Flows from Operating Activities
------------------------------------
For the quarter ended March 31, 2000............     2,484            -          -     2,484
For the quarter ended March 31, 1999............     1,995            -          -     1,995

Cash Flows from Investing Activities
--------------------------------------
For the quarter ended March 31, 2000............    (3,849)           -          -    (3,849)
For the quarter ended March 31, 1999............    (2,510)           -          -    (2,510)

Cash Flows from Financing Activities
------------------------------------
For the quarter ended March 31, 2000............         -            -          -         -
For the quarter ended March 31, 1999............         -            -          -         -

Net Increase (Decrease) in Cash
-------------------------------
For the quarter ended March 31, 2000............    (1,365)           -          -    (1,365)
For the quarter ended March 31, 1999............      (515)           -          -      (515)

Current Assets
--------------
March 31, 2000..................................     5,071            3          -     5,074
December 31, 1999...............................     5,357            3          -     5,360

Total Assets
------------
March 31, 2000..................................    50,021            3          -    50,024
December 31, 1999...............................    47,953            3          -    47,956

Current Liabilities
-------------------
March 31, 2000..................................     5,996            -          -     5,996
December 31, 1999...............................     5,116            -          -     5,116

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)

                                                             THE WISER OIL COMPANY
                                                             Subsidiary Guarantors
                                                   ------------------------------------------
                                                                          The Wiser
                                                      Wiser     T.W.O.C.  Marketing  Combined
                                                    Canada(1)     Inc.     Company    Total
                                                   -----------  --------  ---------  --------
(000's)
Noncurrent Liabilities
----------------------
March 31, 2000..................................    $18,454      $     -    $     -   $18,454
December 31, 1999...............................     17,851            -          -    17,851

Stockholder's Equity
--------------------
March 31, 2000..................................     25,688            3          -    25,691
December 31, 1999...............................     24,986            3          -    24,989

(1) Includes the accounts of Wiser Oil Delaware, Inc., Wiser Delaware LLC and The Wiser Oil Company of Canada.

See other notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Comparison of Quarters Ended March 31, 2000 and March 31, 1999

     Revenues for the first quarter of 2000 increased $3.3 million or 28% from the first quarter of 1999, due to significantly higher oil and gas prices received in the first quarter of 2000 which offset lower oil and gas production. Oil sales for the first quarter of 2000 were $3.0 million higher than the first quarter of 1999 as the average price received for oil sales in the first quarter of 2000 was $23.54 per barrel, up $12.60 per barrel or 115% from the first quarter of 1999. Net oil production for the first quarter of 2000 was 362,000 barrels, down 137,000 barrels or 27% from 499,000 barrels in the first quarter of 1999. The property sales in the second quarter of 1999 accounted for approximately 36,000 barrels of the decline in oil production and oil production from the Maljamar and Wellman fields in the first quarter of 2000 was approximately 40,000 barrels lower than the first quarter of 1999. Canadian oil production in the first quarter of 2000 was approximately 55,000 barrels lower than the first quarter of 1999 due primarily to declining oil production from the Provost and Evi fields. Gas sales for the first quarter of 2000 were $0.6 million lower than the first quarter of 1999 due to lower gas production which was partially offset by higher realized prices. Gas production for the first quarter of 2000 was 2,242 MMCF, down 1,062 MMCF or 32% from the first quarter of 1999. The property sales in the second quarter of 1999 accounted for approximately 818 MMCF of the decline in gas production and gas production from the South Texas field in the first quarter of 2000 was approximately 104 MMCF lower than the first quarter of 1999. The average price received for gas sales during the first quarter of 2000 was $2.22 per mcf, an increase of $0.54 per mcf or 32% from the first quarter of 1999. Oil and gas sales were reduced by $1.4 million in the first quarter of 2000 and increased by $0.1 million in the first quarter of 1999 from the Company's hedging activities.

                                                           THE WISER OIL COMPANY


                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Quarters Ended March 31, 2000 and March 31, 1999 (continued)

     Production and operating expense for the first quarter of 2000 decreased only 1% from the first quarter of 1999. The property sales in the second quarter of 1999 accounted for a decrease in production and operating expense of approximately $0.8 million which was offset by higher production and operating expense at the Maljamar and Wellman fields of approximately $1.0 million. The higher production and operating expense at the Maljamar and Wellman fields in the first quarter of 2000 was attributable to well repairs and maintenance at both fields and higher CO2 injection at Wellman. On a BOE basis (excluding 148 MMCF of gas purchased for resale during the first quarter of 1999), production and operating expense during the first quarter of 2000 increased to $6.65 per BOE or 37% from $4.85 per BOE during the first quarter of 1999. Depreciation, depletion and amortization, ("DD&A") for the first quarter of 2000, decreased $1.6 million or 30% from the first quarter of 1999 due primarily to the property sales in the second quarter of 1999. Exploration expense for the first quarter of 2000 was $1.5 million, up $0.6 million from the first quarter of 1999 due primarily to approximately $1.0 million of dry hole expense in Canada in the first quarter of 2000 for the Waskahigan 8-7 well. General and administrative expense in the first quarter of 2000 was $1.7 million, up $0.2 million from the first quarter of 1999 due primarily to lower payroll overhead recovery in the U.S. Interest expense in the first quarter of 2000 was $3.2 million, down $0.2 million from the first quarter of 1999 due to reduced borrowings in the first quarter of 2000 compared the first quarter of 1999. The net loss before income taxes of $0.2 million in the first quarter of 2000 and $5.0 million in the first quarter of 1999 will generate income tax benefits only if the net loss can be carried forward and applied against future taxable income. Since full realization of the future income tax benefits associated with the net loss is not "more likely than not" at this time, income tax benefits were recognized in the first quarter of 1999 only to the extent of the Company's existing deferred income tax liability of $0.7 million.

     The Company realized a net loss of $0.2 million and net loss per share of $0.03 in the first quarter of 2000 compared to a net loss of $4.4 million and net loss per share of $0.49 during the first quarter of 1999.

     Operating cash flows during the first quarter of 2000 were $0.7 million, down $1.8 million from the first quarter of 1999. Higher oil and gas sales increased cash flows from operations by $3.1 million while changes in restricted cash and working capital decreased cash flows from operations by $4.5 million. Capital expenditures during the first quarter of 2000 were $6.7 million, up $3.7 million from $3.0 million in the first quarter of 1999. The Company's capital and exploration budget for 2000 is approximately $15 million. On a cash basis, the Company paid $0.03 million in interest expense in the first quarter of 2000 and no income taxes were paid in the first quarter of 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See Note 1 "Hedging Activities."

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

     (b)  Reports on Form 8-K
          -------------------
          1. The Company filed a report on Form 8-K on March 20, 2000 disclosing under Item 5. thereof that the Company entered into an Amended and Restated Stock Purchase Agreement and Amended and Restated Warrant Purchase Agreement, each dated as of December 13, 1999, with Wiser Investment Company, LLC.

          2. The Company filed a report on Form 8-K on March 20, 2000 disclosing under Item 5. thereof that the Company entered into Purchase and Sale Agreements dated April 12, 1999 and April 13, 1999 with Columbia Natural Resources and Prince Minerals, Ltd, respectively, whereof the Company sold certain of its oil and gas properties.

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



                                        THE WISER OIL COMPANY
                                      --------------------------
                                         (Registrant)



Date:  May 15, 2000                     /s/ Andrew J. Shoup, Jr.
                                      --------------------------
                                          Andrew J. Shoup, Jr.
                                          President and
                                          Chief Executive Officer



Date:  May 15, 2000                    /s/ Lawrence J. Finn
                                      --------------------------
                                         Lawrence J. Finn
                                         Vice President, Finance and
                                         Chief Financial Officer

                                                           THE WISER OIL COMPANY

                             THE WISER OIL COMPANY

                               Index to Exhibits

Exhibit
Number    Exhibit
------    -------

27        Financial Data Schedule

+ Filed herewith.