Form 10-Q
period 2000-06-30
WISER OIL CO
filed 2000-08-14
CIK 107874

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended June 30, 2000 Commission file number 0-5426

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
           x
          ---                   ---
          Yes                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                             Outstanding at June 30, 2000
     -------------                         ----------------------------
     $.01 par value                                         8,951,965

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

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                     June 30,      December 31,
                                                                       2000           1999
                                                                   ----------      -----------
                                                                    (000's) except share data
Assets
Current Assets:
 Cash and cash equivalents.......................................  $  30,806      $  21,447
 Restricted cash.................................................        992            992
 Accounts receivable.............................................     11,652          9,565
 Inventories.....................................................        332            335
 Prepaid expenses................................................        872            379
                                                                   ------------------------
     Total current assets........................................     44,654         32,718
                                                                   ------------------------

Property, Plant and Equipment, at cost:
 Oil and gas properties (successful efforts method)..............    284,292        274,760
 Other properties................................................      3,951          3,781
                                                                   ------------------------
                                                                     288,243        278,541
 Accumulated depreciation, depletion and amortization............   (127,315)      (118,568)
                                                                   ------------------------
 Net property, plant and equipment...............................    160,928        159,973
Other Assets.....................................................      3,656          4,035
                                                                   ------------------------
                                                                   $ 209,238      $ 196,726
                                                                   ========================

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable................................................  $  11,134      $  11,694
 Current portion of long-term debt...............................        500            500
 Dividends payable...............................................        100             --
 Accrued liabilities.............................................      3,745          2,649
                                                                   ---------      ---------
   Total current liabilities.....................................     15,479         14,843
                                                                   ---------      ---------
Long Term Debt...................................................    124,563        124,526
Deferred Benefit Cost............................................         --            216
Deferred Income Taxes............................................         --             --
Stockholders' Equity (Note 2):
  Series C convertible preferred stock - $10 par value;
    1,000,000 shares authorized; shares issued and outstanding
  at June 30, 2000 - 600,000 at $25 liquidation value per share..      6,000             --
  Common stock - $.01 par value at June 30, 2000 and $3 par
     value at December 31, 1999; shares authorized - 30,000,000 at June 30, 2000 and 20,000,000 at December 31, 1999;
  shares issued - 9,128,169; shares outstanding - 8,951,965......         91         27,385
  Paid-in capital.................................................    38,201          3,223
  Retained earnings...............................................    26,569         28,234
  Foreign currency translation....................................     1,064          1,028
  Treasury stock; 176,204 shares, at cost.........................    (2,729)        (2,729)
                                                                   ---------      ---------
   Total stockholders' equity....................................     69,196         57,141
                                                                   ---------      ---------
                                                                   $ 209,238      $ 196,726
                                                                   =========      =========

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    For the Three Months            For the Six Months
                                                    --------------------            ------------------
                                                       Ended June 30,                 Ended June 30,
                                                       ---------------                --------------
                                                       2000       1999                 2000       1999
                                                     -------    -------              -------    -------
                                                              (000's except per share data)
Revenues:
  Oil and gas sales.........................         $16,200    $10,964              $30,878    $22,569
  Interest income...........................             399        139                  696        165
  Other.....................................             260      2,875                  450      3,115
                                                     ------------------              ------------------
                                                      16,859     13,978               32,024     25,849
                                                     ------------------              ------------------

Costs and Expenses:
  Production and operating..................           6,139      4,532               11,418      9,854
  Purchased natural gas.....................               -          -                    -        336
  Depreciation, depletion and amortization..           3,929      4,650                7,731     10,088
  Property impairments......................             680          -                  680          -
  Exploration...............................             784        481                2,240      1,375
  General and administrative................           3,474      1,772                5,176      3,291
  Interest expense..........................           3,176      3,598                6,344      7,004
                                                     ------------------              ------------------
                                                      18,182     15,033               33,589     31,948
                                                     ------------------              ------------------

(Loss) Before Income Taxes..................          (1,323)    (1,055)              (1,565)    (6,099)
Income Tax (Benefit)........................               -          -                    -       (686)
                                                     ------------------              ------------------

Net (Loss)..................................          (1,323)    (1,055)              (1,565)    (5,413)

Preferred Stock Dividends...................            (100)         -                 (100)         -
                                                     ------------------              ------------------

Net (Loss) Available to Common Stock........         $(1,423)   $(1,055)             $(1,665)   $(5,413)
                                                     ==================              ==================

Weighted Average Outstanding Shares.........           8,952      8,952                8,952      8,952
                                                     ==================              ==================

(Loss) Per Share:
 Basic......................................          ($0.16)    ($0.12)              ($0.19)    ($0.60)
                                                     ==================              ==================

 Diluted....................................          ($0.16)    ($0.12)              ($0.19)    ($0.60)
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

                             THE WISER OIL COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     For the Six Months Ended June 30, 2000



                                                                                                Foreign
                                                   Common    Preferred   Paid-in   Retained    Currency    Treasury
                                         Total      Stock      Stock     Capital   Earnings   Translation    Stock
                                       ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                                         (000's)
December 31, 1999....................   $57,141   $ 27,385      $   --   $ 3,223    $28,234        $1,028   $(2,729)

  Net (loss)                               (242)        --          --        --       (242)           --        --
  Other comprehensive income,
     net of tax......................         3         --          --        --         --             3        --
                                        -------
Comprehensive (loss).................      (239)        --          --        --         --            --        --
                                        -------   --------   ---------  --------   --------   -----------  --------

March 31, 2000.......................    56,902     27,385          --     3,223     27,992         1,031    (2,729)

Net (loss)                               (1,323)        --          --        --     (1,323)           --        --
  Other comprehensive income,
     net of tax......................        33         --          --        --         --            33        --
                                        -------
Comprehensive (loss).................    (1,290)

Issuance of Series C preferred stock
  600,000 shares, net of issuance
  costs..............................    13,675         --       6,000     7,675         --            --        --

Issuance of warrants.................         9         --          --         9         --            --        --

Change in par value of common stock..        --    (27,294)         --    27,294         --            --        --

Dividends - preferred stock..........      (100)        --          --        --       (100)           --        --
                                        -------   --------   ---------  --------   --------   -----------  --------

June 30, 2000........................   $69,196   $     91      $6,000   $38,201    $26,569        $1,064   $(2,729)
                                        =======   ========   =========  ========   ========   ===========  ========




The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Six Months
                                                                   --------------------
                                                                      Ended June 30,
                                                                   --------------------
                                                                      2000      1999
                                                                   --------   --------
                                                                     (000's)
Cash Flows From Operating Activities:
   Net (Loss)....................................................  $ (1,565)  $ (5,413)
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................     7,731     10,088
     Deferred income taxes.......................................         -       (686)
     Property sale gains.........................................       (11)    (2,922)
     Foreign currency translation................................        36        (92)
     Property impairments and abandonments.......................     1,701        939
     Amortization of other assets................................       338        242
     Other Changes:
       Accounts receivable.......................................    (2,087)       212
       Restricted cash...........................................         -          -
       Inventories...............................................         3         58
       Prepaid expenses..........................................      (493)      (305)
       Other assets..............................................        78       (176)
       Accounts payable..........................................      (560)    (1,400)
       Accrued liabilities.......................................     1,096       (465)
       Deferred benefits cost....................................      (216)       (17)
                                                                   --------   --------
          Operating Cash Flows...................................     6,051         63
                                                                   --------   --------

Cash Flows From Investing Activities:
   Capital expenditures..........................................   (10,387)    (4,454)
   Proceeds from sales of property, plant and equipment..........        11     40,857
                                                                   --------   --------
          Investing Cash Flows...................................   (10,376)    36,403
                                                                   --------   --------

Cash Flows From Financing Activities:
   Payments on long term debt....................................         -    (20,500)
   Preferred stock issued, net of issuance costs.................    13,675          -
   Warrants for common stock issued..............................         9          -
                                                                   --------   --------
          Investing Cash Flows...................................    13,684    (20,500)
                                                                   --------   --------

Net Increase In Cash.............................................     9,359     15,966
Cash and Cash Equivalents, beginning of period...................    21,447      2,779
                                                                   --------   --------
Cash and Cash Equivalents, end of period.........................  $ 30,806   $ 18,745
                                                                   ========   ========

The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of these financial statements.

                             THE WISER OIL COMPANY

Notes to Financial Statements

Note 1. Hedging Activities

   As of August 14, 2000 the Company's hedging arrangements were as follows:

     Crude Oil:                                Daily Volume        Price
     ----------                                ------------        -----
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


    During the first half of 2000, oil and gas sales were reduced $4.0 million from the Company's hedging activities. Based on June 30, 2000 NYMEX futures prices, the fair value of the Company's hedging arrangements at June 30, 2000 was a loss of $6.9 million. A 10% increase in both the oil price and the gas price would increase this loss by $2.1 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $2.1 million.

Note 2. Convertible Preferred Stock

On December 13, 1999, the Board of Directors approved the sale of not less than 600,000 shares and not more than 1,000,000 shares of Series C Cumulative Convertible Preferred Stock ("Preferred Stock") through a private placement to Wiser Investment Company, LLC ("WIC") for $25 million. The sale of Preferred Stock was approved by the Company's shareholders' on May 16, 2000, and 600,000 shares were issued to WIC on May 26, 2000 for $15 million, or $25 per share. WIC has the option, until November 25, 2000, to purchase up to an additional 400,000 shares of Preferred Stock for $10.0 million, or $25 per share. The Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $4.25 per common share, subject to customary adjustments. The Preferred Stock pays dividends in cash or in shares of the Company's common stock, at the option of the Company, at an annual rate of 7%. The holders of the Preferred Stock have the same voting rights as the holders of the Company's common stock with each share of the Preferred Stock having one vote for each share of common stock into which it is convertible. The Company received $13.7 million in net proceeds from the sale of Preferred Stock to WIC.

                             THE WISER OIL COMPANY

  Any shares of Preferred Stock not previously converted will convert automatically to common stock on May 26, 2003, or whenever the market price of the Company's common stock exceeds $10.00 per share for a period of 60 consecutive trading days.

     In addition, WIC acquired warrants to purchase 445,030 shares of the Company's common stock at $4.25 per share. If WIC fully exercises its option to purchase an additional 400,000 shares of Preferred Stock, WIC would be issued warrants to purchase an additional 296,686 shares of the Company's common stock at $4.25 per share. The purchase price of the warrants is $0.02 per warrant. The warrants are not exercisable for two years and will expire after seven years.

  In connection with the sale of the Preferred Stock, the Board of Directors has been changed to include four of the existing directors and three new directors designated by WIC. The transaction also affected the employment agreements for all four of the officers of the Company. If an officer's employment with the Company is terminated by either the Company or the officer within one year after the transaction, the Company will be required to make a lump-sum termination payment, as defined in the employment agreement, to the terminated officer. The total amount of such termination payments for all of the Company's officers is estimated to be in the range of $2.9 million to $3.1 million. In the second quarter of 2000, three of the Company's four officers were terminated and the Company recognized $2.2 million of expense related to such terminations which is included in general and administrative expense in the Consolidated Statements of Income.

  In May 2000, the Company also adopted an amended and restated certificate of incorporation which increased the number of authorized shares of common stock from 20,000,000 to 30,000,000, and the number of authorized shares of preferred stock from 300,000 shares to 1,3000,000 shares. The par value of the common stock was also decreased from $3.00 per share to $.01 per share.

Note 3. Summary of Guaranties of 9 1/2% Senior Subordinated Notes

     In May 1998, the Company issued $125 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by certain wholly owned subsidiaries of the Company (the "Subsidiary Guarantors"). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the "Initial Subsidiary Guarantors"). Except for two wholly owned

                             THE WISER OIL COMPANY
subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company's direct and indirect subsidiaries.

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


                                                    THE WISER OIL COMPANY
                                                    Subsidiary Guarantors
                                          ------------------------------------------
                                                                The Wiser
                                            Wiser     T.W.O.C.  Marketing  Combined
                                          Canada(1)     Inc.     Company     Total
                                          ----------  --------  ---------  ---------
(000's)
Revenues
--------
For the quarter ended June 30, 2000.....  $ 6,362         $  -       $  -   $ 6,362
For the quarter ended June 30, 1999.....    3,615            -          -     3,615
For the six months ended June 30,1999...   11,656            -          -    11,656
For the six months ended June 30, 1999..    6,773            -        523     7,296

Income (Loss) Before Income Taxes
---------------------------------
For the quarter ended June 30, 2000.....    2,107            -          -     2,107
For the quarter ended June 30, 1999.....      345            -          -       345
For the six months ended June 30, 2000..    3,288            -          -     3,288
For the six months ended June 30, 1999..     (165)           -         68       (97)

Net Income (Loss)
-----------------
For the quarter ended June 30, 2000.....    2,107            -          -     2,107
For the quarter ended June 30, 1999.....      345            -          -       345
For the six months ended June 30, 2000..    3,288            -          -     3,288
For the six months ended June 30, 1999..     (165)           -         68       (97)

Cash Flows from Operating Activities
------------------------------------
For the quarter ended June 30, 2000.....    3,289            -          -     3,289
For the quarter ended June 30, 1999.....      520            -          -       520
For the six months ended June 30, 2000..    6,254            -          -     6,254
For the six months ended June 30, 1999..    2,372            -         68     2,440

Cash Flows from Investing Activities
------------------------------------
For the quarter ended June 30, 2000.....   (1,570)           -          -    (1,570)
For the quarter ended June 30, 1999.....     (875)           -          -      (875)
For the six months ended June 30, 2000..   (5,900)           -          -    (5,900)
For the six months ended June 30, 1999..   (3,242)           -          -    (3,242)

                             THE WISER OIL COMPANY


                                                    THE WISER OIL COMPANY
                                                    Subsidiary Guarantors
                                          ------------------------------------------
                                                                The Wiser
                                            Wiser     T.W.O.C.  Marketing  Combined
                                          Canada(1)     Inc.     Company     Total
                                          ----------  --------  ---------  ---------
(000's)
Cash Flows from Financing Activities
------------------------------------
For the quarter ended June 30, 2000.....  $     -         $  -       $  -     $   -
For the quarter ended June 30, 1999.....        -            -          -         -
For the six months ended June 30, 2000..        -            -          -         -
For the six months ended June 30, 1999..        -            -          -         -

Net Increase (Decrease) in Cash
-------------------------------
For the quarter ended June 30, 2000.....    1,719            -          -     1,719
For the quarter ended June 30, 1999.....     (355)           -          -      (355)
For the six months ended June 30, 2000..      354            -          -       354
For the six months ended June 30, 1999..     (870)           -         68      (802)

Current Assets
--------------
June 30, 2000...........................    6,811            3          -     6,814
December 31, 1999.......................    5,357            3          -     5,360

Total Assets
------------
June 30, 2000...........................   51,026            3          -    51,029
December 31, 1999.......................   47,953            3          -    47,956

Current Liabilities
-------------------
June 30, 2000...........................    5,445            -          -     5,445
December 31, 1999.......................    5,116            -          -     5,116

Noncurrent Liabilities
----------------------
June 30,1999............................   18,471            -          -    18,471
December 31, 1998.......................   17,851            -          -    17,851

Stockholder's Equity
--------------------
June 30,1999............................   27,110            3          -    27,113
December 31, 1998.......................   24,986            3          -    24,989

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

                             THE WISER OIL COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

          Comparison of Quarters Ended June 30, 2000 and June 30, 1999

     Revenues for the second quarter of 2000 increased $2.9 million or 21% from the second quarter of 1999, due to significantly higher oil and gas prices received in the second quarter of 2000 which was offset by lower oil and gas production. Oil sales for the second quarter of 2000 were $1.9 million higher than the second quarter of 1999 as the average price received for oil sales in the first quarter of 2000 was $21.87 per barrel, up $6.76 per barrel or 45% from the second quarter of 1999. Net oil production for the first quarter of 2000 was 386,000 barrels, down 46,000 barrels or 11% from 432,000 barrels in the second quarter of 1999. Oil production from the Maljamar and Wellman fields in the second quarter of 2000 was approximately 23,000 barrels lower than the first quarter of 1999 and Canadian oil production in the second quarter of 2000 was approximately 12,000 barrels lower than the second quarter of 1999 due primarily to declining oil production from the Provost and Evi fields. In addition, the property sales in the second quarter of 1999 accounted for approximately 14,000 barrels of the decline in oil production. Gas sales for the second quarter of 2000 were $2.8 million higher than the second quarter of 1999 due to higher realized prices which was partially offset by lower gas production. The average price received for gas sales in the second quarter of 2000 was $2.77 per Mcf, an increase of $1.29 per Mcf or 87% from the second quarter of 1999. Net gas production for the second quarter of 2000 was 2,362 MMCF, down 147 MMCF or 6% from the second quarter of 1999. The property sales in the second quarter of 1999 accounted for approximately 207 MMCF of the decline in gas production and gas production from the San Juan field increased in the second quarter of 2000 by 111 MMCF from the second quarter of 1999. NGL sales for the second quarter of 2000 were $0.5 million higher than the second quarter of 1999 as the average price received for NGL sales in the second quarter of 2000 was $20.62 per barrel, an increase of $9.31 per barrel or 82% from the second quarter of 1999. During the second quarter of 2000, oil and gas sales were reduced by $2.6 million from the Company's hedging activities. There were no adjustments to oil and gas sales for hedging activities in the second quarter of 1999. Other revenues in the second quarter of 1999 included a gain of $2.9 million from property sales.

     Production and operating expense for the second quarter of 2000 increased $1.6 million or 35% from the second quarter of 1999 and, on a BOE basis, production and operating expense in the second quarter of 2000 increased to $7.32 per BOE or 48% from $4.96 per BOE during the second quarter of 1999. The increase in production and operating expense was attributable primarily to the Maljamar and Wellman fields which were $1.7 million higher in the second quarter of 2000 than the second quarter of 1999. The higher production and operating expense at the Maljamar and Wellman fields in the second quarter of 2000 was attributable to well repairs and maintenance at both fields and higher CO2 injection at Wellman. Depreciation, depletion and amortization, ("DD&A") for the second quarter of 2000, decreased $0.7 million or 16% from the second quarter of 1999 due primarily to lower oil and gas production and the oil and gas property sales discussed above. Impairment expense of $0.7 million was recognized in the second quarter of 2000 based on the Company's current intent to sell the Elm field in Canada. The remaining carrying value of the Elm field is $2.1 million at June 30, 2000 after the impairment. The Company intends to sell the Elm field within the next year. There was no impairment expense in the second quarter of 1999. Exploration

                             THE WISER OIL COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

    Comparison of Quarters Ended June 30, 2000 and June 30, 1999 (continued)

expense for the second quarter of 2000 was $0.8 million, up $0.3 million from the second quarter of 1999 due to increased exploration activities in the second quarter of 2000. General and administrative expense in the second quarter of 2000 was $3.5 million, up $1.8 million from the second quarter of 1999 due primarily to $2.2 million of officer termination expense and offset by reduced payroll expense. Interest expense during the second quarter of 2000 was $3.2 million, down $0.4 million or 12% from the second quarter of 1999 due to fees in the second quarter of 1999 associated with refinancing the Credit Agreement with NationsBank of Texas, N.A. ("Credit Agreement") with the Restated Credit Agreement with Bank One, Texas, N.A.

     The net loss before income taxes of $1.3 million in the second quarter of 2000 and $1.1 million in the second quarter of 1999 will generate income tax benefits only if the net loss can be carried forward and applied against future taxable income. Since full realization of the future income tax benefits associated with these net losses is not "more likely than not" at this time, no income tax benefits were recognized in the second quarter of 2000 or the second quarter of 1999.

     The Company realized a net loss available for common stock of $1.4 million and net loss per share of $0.16 in the second quarter of 2000 compared to a net loss available for common stock of $1.1 million and net loss per share of $0.12 during the second quarter of 1999.

         Comparison of Six Months Ended June 30, 2000 and June 30, 1999

     Revenues for the first half of 2000 increased $6.2 million or 24% from the first half of 1999, due to significantly higher oil and gas prices received in the first half of 2000 which was offset by lower oil and gas production. Oil sales for the first half of 2000 were $5.0 million higher than the first half of 1999 as the average price received for oil sales in the first half of 2000 was $22.68 per barrel, up $9.80 per barrel or 76% from the first half of 1999. Net oil production for the first half of 2000 was 747,000 barrels, down 184,000 barrels or 20% from 931,000 barrels in the first half of 1999. The property sales in the first half of 1999 accounted for approximately 55,000 barrels of the decrease and oil production from the Maljamar and Wellman fields in the first half of 2000 was approximately 64,000 barrels lower than the first half of 1999. Canadian oil production in the first half of 2000 was approximately 67,000 barrels lower than the first half of 1999 due primarily to declining oil production from the Provost and Evi fields. Gas sales for the first half of 2000 were $2.3 million higher than the first half of 1999 due to higher realized prices which was partially offset by lower gas production. The average price received for gas sales in the first half of 2000 was $2.50 per Mcf, an increase of $0.91 per Mcf or 57% from the first half of 1999. Net gas production for the first half of 2000 was 4,604 MMCF, down 1,209 MMCF or 21% from the first half of 1999. The property sales in the first half of 1999 accounted for approximately 1,190 MMCF of the decrease in gas production. NGL sales for the first half of 2000 were $1.1 million

                             THE WISER OIL COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

   Comparison of Six Months Ended June 30, 2000 and June 30, 1999 (continued)

higher than the first half of 1999 as the average price received for NGL sales in the first half of 2000 was $20.52 per barrel, an increase of $10.83 per barrel or 112% from the first half of 1999. During the first half of 2000, oil and gas sales were reduced by $4.0 million from the Company's hedging activities. There were no adjustments to oil and gas sales for hedging activities in the first half of 1999. Interest income of $0.7 million in the first half of 2000 was $0.5 million than the first half of 1999 due to higher average cash balances in the first half of 2000. Other revenues in the first half of 1999 included a gain of $2.9 million from property sales.

     Production and operating expense for the first half of 2000 increased $1.6 million or 16% from the first half of 1999 and, on a BOE basis (excluding 148 MMCF of gas purchased for resale during the first half of 1999), increased to $7.00 per BOE or 43% from $4.90 per BOE. The increase in production and operating expense was attributable primarily to the Maljamar and Wellman fields which were $2.7 million higher in the first half of 2000 than the first half of 1999 due to well repairs and maintenance at both fields and higher CO2 injection at Wellman. Production and operating expense in the first half of 1999 included approximately $1.2 million associated with the properties sold in the second quarter of 1999. Depreciation, depletion and amortization, ("DD&A") for the first half of 2000, decreased $2.4 million or 23% from the first half of 1999 due primarily to lower oil and gas production and the property sales in the second quarter of 1999. Impairment expense of $0.7 million was recognized in the first half of 2000 based on the Company's current intent to sell the Elm field in Canada. The remaining carrying value of the Elm field is $2.1 million at June 30, 2000 after the impairment. The Company intends to sell the Elm field within the next year. There was no impairment expense in the first half of 1999. Exploration expense for the first half of 2000 was $2.2 million, up $0.8 million from the first half of 1999 due to increased exploration activities in the first half of 2000 including approximately $1.0 million of dry hole expense in Canada for the Waskahigan 8-7 well. General and administrative expense in the first half of 2000 was $5.2 million, up $1.9 million from the first half of 1999 due primarily to $2.2 million of officer termination expense and offset by reduced payroll expense. Interest expense during the first half of 2000 was $6.3 million, down $0.7 million or 10% from the first half of 1999 due to reduced borrowings in the first half of 2000 compared the first half of 1999 and fees in the first half of 1999 associated with refinancing the Credit Agreement with NationsBank of Texas, N.A. ("Credit Agreement") with the Restated Credit Agreement with Bank One, Texas, N.A.

     The net loss before income taxes of $1.6 million in the first half of 2000 and $6.1 million in the first half of 1999 will generate income tax benefits only if the net loss can be carried forward and applied against future taxable income. Since full realization of the future income tax benefits associated with the net loss is not "more likely than not" at this time, no income tax benefits were recognized in the first half of 2000 and income tax benefits were recognized in the first half of 1999 only to the extent of the Company's existing deferred income tax liability of $0.7 million.

                             THE WISER OIL COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

   Comparison of Six Months Ended June 30, 2000 and June 30, 1999 (continued)

     The Company realized a net loss available for common stock of $1.6 million and net loss per share of $0.19 in the first half of 2000 compared to a net loss available for common stock of $5.4 million and net loss per share of $0.60 during the first half of 1999.

     Operating cash flows during the first half of 1999 were $6.1 million, up $6.0 million from the first half of 1999 primarily as a result of increased oil and gas sales which were offset in part by higher production and operating expense and higher general and administrative expense. Capital expenditures during the first half of 1999 were $10.4 million, up $5.9 million from the first half of 1999. The Company's capital and exploration budget for 2000 is approximately $15 million. The Company received $40.9 million in net sales proceeds from the sale of oil and gas properties during the first half of 1999 compared to $0.01 million in proceeds received during the first half of 2000. On a cash basis, the Company paid $6.0 million in interest expense in the first half of 2000 and no income taxes were paid in the first half of 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See Note 1 "Hedging Activities".

                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A special meeting of stockholders of The Wiser Oil Company was held in Dallas, Texas, at 9:00 a.m., local time, on May 16, 2000 to vote on the following two proposals:

          Proposal One - To approve the sale of Preferred Stock to WIC as described under Note 2 to Item 1. - Financial Statements.

          Proposal Two - To approve and adopt a new Restated Certificate of Incorporation of the Company which increased the number of authorized shares of Common and Preferred Stock, decreased the par value of the Common Stock, and deleted certain anti-takeover provisions.

     (b) Out of a total of 8,951,965 shares of Common Stock outstanding and entitled to vote as of the April 10, 2000 record date, 5,430,864 shares were present in person or by proxy, representing approximately 61 percent of outstanding shares. The only matters voted on by the stockholders, as fully described in the proxy statement for the special meeting, was the approval of Proposal One and Proposal Two. The results of voting were as follows:



                                         Number of Shares
                   ------------------------------------------------------------
    Item           Voting For   Voting Against    Abstaining   Broker Non-Votes
------------       ----------   --------------    ----------   ----------------

Proposal One       4,517,204        840,898         46,262         26,500
Proposal Two       4,551,371        813,258         39,735         26,500

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------
          The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

     (b)  Reports on Form 8-K
          -------------------

          1. The Company filed a report on Form 8-K on June 5,2000 disclosing under Item 5. thereof that on May 25, 2000, the Company closed the sale of 600,000 shares of 7% cumulative convertible preferred stock to an investment group led by Wiser Investment Company, LLC for $15 million and it appointed George K. Hickox, Jr. as Chairman of the Board and Chief Executive Officer replacing Andrew J. Shoup, Jr., and
          A. Wayne Ritter as President of the Company, and that Richard R. Schreiber and Scott W. Smith were appointed to the Board of Directors, replacing Messrs. Howard G. Hamilton and John W. Cushing, III, who have resigned.

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



                                          THE WISER OIL COMPANY
                                      --------------------------
                                             (Registrant)



Date:  August 14, 2000                    /s/ George K. Hickox, Jr.
                                      ----------------------------------------
                                            George K. Hickox, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer



Date:  August 14, 2000                           /s/ Richard S. Davis
                                      ----------------------------------------
                                            Richard S. Davis
                                            Vice President of Finance

                             THE WISER OIL COMPANY

                               Index to Exhibits

Exhibit
Number    Exhibit
------    -------
3.1*      Restated Certificate of Incorporation of the Company.

3.2*      Restated Bylaws of the Company.

3.3* Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company.

3.4* Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company.

10.16* Employment Agreement dated as of May 26, 2000 between the Company and George K. Hickox, Jr.

10.17 Management Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit
          7.7 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.18 Stockholder Agreement dated as of May 26, 2000 among the Company, Wiser Investment Company, LLC and Dimeling, Schreiber and Park, incorporated by reference to Exhibit 7.6 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.19 Warrant Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit
          7.3 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

27*       Financial Data Schedule


* Filed herewith.