Form 10-Q
period 2000-09-30
WISER OIL CO
filed 2000-11-13
CIK 107874

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter ended September 30, 2000 Commission file number 0-5426

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

            x
           ---    ---
           Yes    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Class                     Outstanding at September 30, 2000
        --------------                 ---------------------------------
        $.01 par value                             8,951,965


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

                                                           The Wiser Oil Company


                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                  September 30,   December 31,
                                                                                       2000           1999
                                                                                   -----------    -----------
                                                                                    (000's) except share data
Assets
Current Assets:
 Cash and cash equivalents.....................................................    $    31,320    $    21,447
 Restricted cash...............................................................          3,977            992
 Accounts receivable...........................................................         14,205          9,565
 Inventories...................................................................            328            335
 Prepaid expenses..............................................................            958            379
                                                                                   -----------    -----------
     Total current assets......................................................         50,788         32,718
                                                                                   -----------    -----------

Property, Plant and Equipment, at cost:
 Oil and gas properties (successful efforts method)............................        288,060        274,760
 Other properties..............................................................          3,998          3,781
                                                                                   -----------    -----------
                                                                                       292,058        278,541
 Accumulated depreciation, depletion and amortization..........................       (131,503)      (118,568)
                                                                                   -----------    -----------
 Net property, plant and equipment.............................................        160,555        159,973
Other Assets...................................................................          3,499          4,035
                                                                                   -----------    -----------
                                                                                   $   214,842    $   196,726
                                                                                   ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable..............................................................    $    12,616    $    11,694
 Current portion of long-term debt.............................................            500            500
 Dividends payable.............................................................            365             --
 Accrued liabilities...........................................................          5,089          2,649
                                                                                   -----------    -----------
   Total current liabilities...................................................         18,570         14,843
                                                                                   -----------    -----------
Long Term Debt.................................................................        124,581        124,526
Deferred Benefit Cost..........................................................             --            216
Deferred Income Taxes..........................................................             --             --
Stockholders' Equity (Note 2):
  Series C convertible preferred stock - $10 par value;
    1,000,000 shares authorized; shares issued and outstanding at
  September 30, 2000 - 600,000 at $25 liquidation value per share..............          6,000             --
  Common stock - $.01 par value at September 30, 2000 and $3 par value at December 31, 1999; shares authorized - 30,000,000 at September 30, 2000 and 20,000,000 at December 31, 1999;
  shares issued - 9,128,169; shares outstanding - 8,951,965....................             91         27,385
 Paid-in capital...............................................................         38,201          3,223
 Retained earnings.............................................................         29,099         28,234
 Foreign currency translation..................................................          1,029          1,028
 Treasury stock; 176,204 shares, at cost.......................................         (2,729)        (2,729)
                                                                                   -----------    -----------
   Total stockholders' equity..................................................         71,691         57,141
                                                                                   -----------    -----------
                                                                                   $   214,842    $   196,726
                                                                                   ===========    ===========



     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of these financial statements.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                For the Three Months    For the Nine Months
                                               ----------------------  ---------------------
                                                Ended September 30,     Ended September 30,
                                               ----------------------  ---------------------
                                                   2000        1999       2000       1999
                                                 -------     -------    -------    --------
                                                       (000's except per share data)
Revenues:
  Oil and gas sales..........................    $17,585     $12,099    $48,463    $ 34,668
  Interest income............................        535         269      1,231         434
  Other......................................        109         342        559       3,457
                                                 -------     -------    -------    --------
                                                  18,229      12,710     50,253      38,559
                                                 -------     -------    -------    --------

Costs and Expenses:
  Production and operating...................      6,150       5,073     17,568      14,927
  Purchased natural gas......................          -           -          -         336
  Depreciation, depletion and amortization...      3,803       3,993     11,534      14,081
  Property impairments.......................          -           -        680           -
  Exploration................................        638       4,268      2,878       5,643
  General and administrative.................      1,687       1,782      6,863       5,073
  Interest expense...........................      3,156       3,158      9,500      10,162
                                                 -------     -------    -------    --------
                                                  15,434      18,274     49,023      50,222
                                                 -------     -------    -------    --------

Income (Loss) Before Income Taxes............      2,795      (5,564)     1,230     (11,663)
Income Tax (Benefit).........................          -        (173)         -        (859)
                                                 -------     -------    -------    --------

Net Income (Loss)............................      2,795      (5,391)     1,230     (10,804)

Preferred Stock Dividends....................       (265)          -       (365)          -
                                                 -------     -------    -------    --------

Net Income (Loss) Available to Common Stock..    $ 2,530     $(5,391)   $   865    $(10,804)
                                                 =======     =======    =======    ========

Weighted Average Outstanding Shares:
 Basic.......................................      8,952       8,952      8,952       8,952
                                                 =======     =======    =======    ========

 Diluted.....................................     12,482       8,952      8,952       8,952
                                                 =======     =======    =======    ========

Earnings (Loss) Per Share:
 Basic                                           $  0.28      ($0.60)   $  0.10      ($1.21)
                                                 =======     =======    =======    ========

 Diluted                                         $  0.22      ($0.60)   $  0.10      ($1.21)
                                                 =======     =======    =======    ========


     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of these financial statements.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the Nine Months Ended September 30, 2000



                                                                                                 Foreign
                                                    Common    Preferred   Paid-in   Retained     Currency    Treasury
                                          Total      Stock      Stock     Capital   Earnings   Translation     Stock
                                        ---------  ---------  ---------  ---------  ---------  ------------  ---------
                                                                          (000's)
December 31, 1999.....................   $57,141   $ 27,385      $   --   $ 3,223    $28,234        $1,028    $(2,729)

  Net (loss)                                (242)        --          --        --       (242)           --         --
  Other comprehensive income,
     net of tax.......................         3         --          --        --         --             3         --
                                         -------
Comprehensive (loss)..................      (239)        --          --        --         --            --         --
                                         -------   --------   ---------  --------    -------   -----------   --------
March 31, 2000........................    56,902     27,385          --     3,223     27,992         1,031     (2,729)

Net (loss)                                (1,323)        --          --        --     (1,323)           --         --
  Other comprehensive income,
     net of tax.......................        33         --          --        --         --            33         --
                                         -------
Comprehensive (loss)..................    (1,290)

Issuance of Series C preferred stock
  Stock - 600,000 shares, net of
     Issuance costs...................    13,675         --       6,000     7,675         --            --         --

Issuance of warrants..................         9         --          --         9         --            --         --

Change in par value of common stock...        --    (27,294)         --    27,294         --            --         --

Dividends - preferred stock...........      (100)        --          --        --       (100)           --         --
                                         -------   --------   ---------  --------    -------   -----------   --------
June 30, 2000.........................    69,196         91       6,000    38,201     26,569         1,064     (2,729)

  Net income                               2,795         --          --        --      2,795            --         --
  Other comprehensive income,
     net of tax.......................       (35)        --          --        --         --           (35)        --
                                         -------
Comprehensive income..................     2,760
                                         -------

Dividends - preferred stock...........      (265)        --          --        --       (265)           --         --
                                         -------   --------   ---------  --------    -------   -----------   --------
September 30, 2000....................   $71,691   $     91   $   6,000  $ 38,201    $29,099   $     1,029   $ (2,729)
                                         =======   ========   =========  ========    =======   ===========   ========




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

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    For the Nine Months
                                                                    -------------------
                                                                    Ended September 30,
                                                                    -------------------
                                                                     2000        1999
                                                                   --------    --------
                                                                    (000's)
Cash Flows From Operating Activities:
   Net Income (Loss).............................................  $  1,230    $(10,804)
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................    11,534      14,081
     Deferred income taxes.......................................         -        (686)
     Property sale gains.........................................       (11)     (3,015)
     Foreign currency translation................................         1         (86)
     Property impairments and abandonments.......................     2,201       3,072
     Amortization of other assets................................       507         438
     Other Changes:
       Restricted cash...........................................    (2,985)     (3,973)
       Accounts receivable.......................................    (4,640)       (798)
       Inventories...............................................         7          42
       Prepaid expenses..........................................      (579)       (225)
       Other assets..............................................        84        (196)
       Accounts payable..........................................       922      (1,557)
       Accrued liabilities.......................................     2,440       2,769
       Deferred benefits cost....................................      (216)        (25)
                                                                   --------    --------
          Operating Cash Flows...................................    10,495        (963)
                                                                   --------    --------

Cash Flows From Investing Activities:
   Capital expenditures..........................................   (14,317)     (3,339)
   Proceeds from sales of property, plant and equipment..........        11      41,000
                                                                   --------    --------
          Investing Cash Flows...................................   (14,306)     37,661
                                                                   --------    --------

Cash Flows From Financing Activities:
   Payments on long term debt....................................         -     (20,500)
   Preferred stock issued, net of issuance costs.................    13,675           -
   Warrants for common stock issued..............................         9           -
                                                                   --------    --------
          Investing Cash Flows...................................    13,684     (20,500)
                                                                   --------    --------

Net Increase In Cash.............................................     9,873      16,198
Cash and Cash Equivalents, beginning of period...................    21,447       2,779
                                                                   --------    --------
Cash and Cash Equivalents, end of period.........................  $ 31,320    $ 18,977
                                                                   ========    ========


The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of these financial statements.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Notes to Financial Statements

Note 1. Hedging Activities

     As of November 10, 2000 the Company's hedging arrangements were as follows:


     Crude Oil:                              Daily Volume         Price per Bbl
     ----------                              ------------  ----------------------------
     October 1, 2000 to December 31, 2000    3,300 Bbls    $19.78
     January 1, 2001 to June 30, 2001        1,750 Bbls    $28.10
     January 1, 2001 to June 30, 2001        1,000 Bbls    $25.00 floor, $32.00 ceiling

     Natural Gas                             Daily Volume        Price per MMBTU
     -----------                             ------------  ----------------------------
     January 1, 2001 to December 31, 2001    10,000 MMBTU  $4.00 floor, $6.10 ceiling


     During the first nine months of 2000, oil and gas sales were reduced $8.1 million from the Company's hedging activities. Based on September 30, 2000 NYMEX futures prices, the fair value of the Company's hedging arrangements at September 30, 2000 was a loss of $4.1 million. A 10% increase in both the oil price and the gas price would increase this loss by $2.1 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $1.9 million.

Note 3.  Net Income per Common Share

     Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):

                                                        For the Three Months             For the Nine Months
                                                         Ended September 30,             Ended September 30,
                                                        --------------------            --------------------
                                                          2000        1999                 2000       1999
                                                        --------    --------            --------    --------
Net income (loss) available to common stock.........    $  2,530    $ (5,391)           $    865    $(10,804)
Plus Income impact of assumed conversions:
  Dividends on preferred stock......................         265           -                 365           -
                                                        --------    --------            --------    --------
Net income (loss) available to common plus
  assumed conversions...............................    $  2,795    $ (5,391)           $  1,230    $(10,804)
                                                        ========    ========            ========    ========

Basic weighted average shares.......................       8,952       8,952               8,952       8,952
Effect of dilutive securities:
  Convertible preferred stock.......................       3,529           -                   -           -
  Warrants..........................................           -           -                   -           -
  Stock options.....................................           1           -                   -           -
                                                        --------    --------            --------    --------
Diluted weighted average shares.....................      12,482       8,952               8,952       8,952
                                                        ========    ========            ========    ========

Net Income (Loss) per Share:
  Basic.............................................    $   0.28    $  (0.60)           $   0.10    $  (1.21)
  Diluted...........................................        0.22       (0.60)               0.10       (1.21)

     The effect of the convertible preferred stock for the nine months ended September 30, 2000 was antidilutive.

Note 4.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The ineffective portion of cash flow hedges will be recognized in earnings under SFAS No. 133. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company currently uses derivatives to hedge oil and gas price risk and gains or losses on such derivatives are recorded as adjustments to oil and gas sales. Accordingly, adoption of SFAS No. 133 should not have a significant impact on reported earnings, but could have a material impact on comprehensive income and the reported financial position of the Company.

Note 5. Convertible Preferred Stock

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


                                                  Wiser     T.W.O.C.   Consolid    Consolidated
(000's)                                         Canada(1)     Inc.     Entries        Total
                                                ---------   -------    --------    ------------
Revenues
--------
For the quarter ended September 30, 2000......  $   6,678      $  -    $      -      $    6,678
For the quarter ended September 30, 1999......      3,792         -           -           3,792
For the nine months ended September 30,1999...     18,333         -           -          18,333
For the nine months ended September 30, 1999..     10,565         -         523          11,088

Income (Loss) Before Income Taxes
---------------------------------
For the quarter ended September 30, 2000......      3,670         -           -           3,670
For the quarter ended September 30, 1999......       (235)        -           -            (235)
For the nine months ended September 30, 2000..      6,958         -           -           6,958
For the nine months ended September 30, 1999..       (400)        -          68            (332)

Net Income (Loss)
-----------------
For the quarter ended September 30, 2000......      3,670         -           -           3,670
For the quarter ended September 30, 1999......       (235)        -           -            (235)
For the nine months ended September 30, 2000..      6,958         -           -           6,958
For the nine months ended September 30, 1999..       (400)        -          68            (332)

Cash Flows from Operating Activities
------------------------------------
For the quarter ended September 30, 2000......      4,823         -           -           4,823
For the quarter ended September 30, 1999......      1,440         -           -           1,440
For the nine months ended September 30, 2000..     11,077         -           -          11,077
For the nine months ended September 30, 1999..      3,548         -          68           3,616

Cash Flows from Investing Activities
------------------------------------
For the quarter ended September 30, 2000......     (2,470)        -           -          (2,470)
For the quarter ended September 30, 1999......       (210)        -           -            (210)
For the nine months ended September 30, 2000..     (8,370)        -           -          (8,370)
For the nine months ended September 30, 1999..     (2,248)        -           -          (2,248)


                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY


   Notes to Financial Statements (continued)

                                                                 THE WISER OIL COMPANY
                                                                 Subsidiary Guarantors
                                                       -----------------------------------------------------
                                                                                     The Wiser
                                                         Wiser        T.W.O.C.       Marketing      Combined
(000's)                                                Canada(1)        Inc.          Company        Total
                                                       ---------      -------        ---------      --------
Cash Flows from Financing Activities
------------------------------------
For the quarter ended September 30, 2000............   $       -      $     -        $       -      $      -
For the quarter ended September 30, 1999............           -            -                -             -
For the nine months ended September 30, 2000........           -            -                -             -
For the nine months ended September 30, 1999........           -            -                -             -

Net Increase (Decrease) in Cash
-------------------------------
For the quarter ended September 30, 2000............       2,353            -                -         2,353
For the quarter ended September 30, 1999............       1,230            -                -         1,230
For the nine months ended September 30, 2000........       2,707            -                -         2,707
For the nine months ended September 30, 1999........       1,300            -               68         1,368

Current Assets
--------------
September 30, 2000..................................       9,366            2                -         9,368
December 31, 1999...................................       5,357            3                -         5,360

Total Assets
------------
September 30, 2000..................................      54,294            2                -        54,296
December 31, 1999...................................      47,953            3                -        47,956

Current Liabilities
-------------------
September 30, 2000..................................       6,563            -                -         6,563
December 31, 1999...................................       5,116            -                -         5,116

Noncurrent Liabilities
----------------------
September 30,2000...................................      17,471            -                -        17,471
December 31, 1999...................................      17,851            -                -        17,851

Stockholder's Equity
--------------------
September 30,2000...................................      30,260            2                -        30,262
December 31, 1999...................................      24,986            3                -        24,989


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

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Comparison of Quarters Ended September 30, 2000 and September 30, 1999

     Revenues for the third quarter of 2000 increased $5.5 million or 43% from the third quarter of 1999, due to significantly higher oil and gas prices received in the third quarter of 2000. Oil sales for the third quarter of 2000 were $1.4 million higher than the third quarter of 1999 as the average price received for oil sales in the third quarter of 2000 was $21.42 per barrel, up $4.35 per barrel or 25% from the third quarter of 1999. Net oil production for the first quarter of 2000 was 370,000 barrels, down 9,000 barrels or 2% from 379,000 barrels in the third quarter of 1999. Gas sales for the third quarter of 2000 were $3.8 million higher than the third quarter of 1999 due to higher realized prices. The average price received for gas sales in the third quarter of 2000 was $3.66 per Mcf, an increase of $1.62 per Mcf or 79% from the third quarter of 1999. Net gas production for the third quarter of 2000 was 2,333 MMCF, up slightly from 2,320 MMCF in the third quarter of 1999. The Company's hedging activities reduced oil and gas sales by $4.1 million in the third quarter of 2000 and by $1.0 million in the third quarter of 1999.

     Production and operating expense for the third quarter of 2000 increased $1.1 million or 21% from the third quarter of 1999 and, on a BOE basis, production and operating expense in the third quarter of 2000 increased to $7.66 per BOE or 24% from $6.17 per BOE during the third quarter of 1999. The increase in production and operating expense was attributable primarily to the Maljamar and Wellman fields which were $0.6 million higher in the third quarter of 2000 than the third quarter of 1999. The higher production and operating expense at the Maljamar and Wellman fields in the third quarter of 2000 was attributable to well repairs and maintenance at both fields and higher CO2 injection at Wellman. In addition, production taxes in the third quarter of 2000 were $0.4 million higher than the third quarter of 1999 due to higher realized oil and gas prices. Depreciation, depletion and amortization, ("DD&A") for the third quarter of 2000, decreased $0.2 million or 5% from the third quarter of 1999 due primarily to lower oil production. Exploration expense for the third quarter of 2000 was $0.6 million, down $3.7 million from the third quarter of 1999 due to reduced exploration activities in the third quarter of 2000. Exploration expense in the third quarter of 1999 included $3.8 million of unproved lease expense and dry hole expense related to the Bison Ridge, West Vidauri and Wild River prospects. General and administrative expense in the third quarter of 2000 was $1.7 million, down slightly from $1.8 million in the third quarter of 1999. Interest expense during the third quarter of 2000 was even with the third quarter of 1999.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Comparison of Quarters Ended September 30, 2000 and September 30, 1999
                                  (continued)


     At December 31, 1999, the Company had a net operating loss carryforward for Federal income tax purposes of $13.9 million. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not". When the future utilization of some portion of the carryforwards is determined not to be "more likely than not", a valuation allowance is provided to reduce the recorded tax benefits from such assets. At September 30, 2000 and 1999, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no income tax expense was recognized in the third quarter of 2000 and income tax benefits were recognized in the third quarter of 1999 only to the extent of the Company's existing deferred income tax liability.

     The Company realized net income available for common stock of $2.5 million and net earnings per share of $0.28 in the third quarter of 2000 compared to a net loss available for common stock of $5.4 million and net loss per share of $0.60 during the third quarter of 1999.

   Comparison of Nine Months Ended September 30, 2000 and September 30, 1999

     Revenues for the first nine months of 2000 increased $11.7 million or 30% from the first nine months of 1999, due to significantly higher oil and gas prices received in the first nine months of 2000 which was offset by lower oil and gas production. Oil sales for the first nine months of 2000 were $6.4 million higher than the first nine months of 1999 as the average price received for oil sales in the first nine months of 2000 was $22.26 per barrel, up $8.17 per barrel or 57% from the first nine months of 1999. Net oil production for the first nine months of 2000 was 1,117,000 barrels, down 193,000 barrels or 15% from 1,310,000 barrels in the first nine months of 1999. The property sales in the second quarter of 1999 accounted for approximately 55,000 barrels of the decrease and oil production from the Maljamar and Wellman fields in the first nine months of 2000 was approximately 83,000 barrels lower than the first nine months of 1999. Canadian oil production in the first nine months of 2000 was approximately 64,000 barrels lower than the first nine months of 1999 due primarily to declining oil production from the Provost and Evi fields. Gas sales for the first nine months of 2000 were $6.1 million higher than the first nine months of 1999 due to higher realized prices which was partially offset by lower gas production. The average price received for gas sales in the first nine months of 2000 was $2.89 per Mcf, an increase of $1.17 per Mcf or 68% from the first nine months of 1999. Net gas production for the first nine months of 2000 was 6,937 MMCF, down 1,196 MMCF or 15% from the first nine months of 1999. The property sales in the second quarter of 1999 accounted for approximately 1,190 MMCF of the decrease in gas production. NGL sales for the first nine months of 2000 were $1.3 million higher than the first nine months of 1999 as the average price received for NGL

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Comparison of Nine Months Ended September 30, 2000 and September 30, 1999
                                  (continued)

sales in the first nine months of 2000 was $21.79 per barrel, an increase of $10.30 per barrel or 90% from the first nine months of 1999. The Company's hedging activities reduced oil and gas sales by $8.1 million in the third quarter of 2000 and by $1.0 million in the third quarter of 1999. Interest income of $1.2 million in the first nine months of 2000 was $0.8 million higher than the first nine months of 1999 due to higher average cash balances in the first nine months of 2000. Other revenues in the first nine months of 1999 included a gain of $2.9 million from property sales.

     Production and operating expense for the first nine months of 2000 increased $2.6 million or 18% from the first nine months of 1999 and, on a BOE basis (excluding 148 MMCF of gas purchased for resale during the first nine months of 1999), increased to $7.21 per BOE or 37% from $5.27 per BOE. The increase in production and operating expense was attributable primarily to the Maljamar and Wellman fields which were $3.6 million higher in the first nine months of 2000 than the first nine months of 1999 due to well repairs and maintenance at both fields and higher CO2 injection at Wellman. In addition, production taxes in the first nine months of 2000 were $0.3 million higher than the first nine months of 1999 due to higher realized oil and gas prices. Production and operating expense in the first nine months of 1999 included approximately $1.2 million associated with the properties sold in the second quarter of 1999. Depreciation, depletion and amortization, ("DD&A") for the first nine months of 2000, decreased $2.5 million or 18% from the first nine months of 1999 due primarily to lower oil and gas production and the property sales in the second quarter of 1999. The Company recognized impairment expense of $0.7 million in the first nine months of 2000 for the Elm field in Canada which was sold in October 2000 at a sales price which was below its carrying value. There was no impairment expense in the first nine months of 1999. Exploration expense for the first nine months of 2000 was $2.9 million, down $2.8 million from the first nine months of 1999 due to decreased exploration activities in the first nine months of 2000. Exploration expense in the first nine months of 1999 included $3.8 million of unproved lease expense and dry hole expense related to the Bison Ridge, West Vidauri and Wild River prospects. General and administrative expense in the first nine months of 2000 was $6.9 million, up $1.8 million from the first nine months of 1999 due primarily to $2.2 million of officer termination expense and offset by reduced payroll expense. Interest expense during the first nine months of 2000 was $9.5 million, down $0.7 million or 7% from the first nine months of 1999 due to reduced borrowings in the first nine months of 2000 compared the first nine months of 1999 and fees in the first nine months of 1999 associated with refinancing the Credit Agreement with NationsBank of Texas, N.A. ("Credit Agreement") with the Restated Credit Agreement with Bank One, Texas, N.A.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Comparison of Nine Months Ended September 30, 2000 and September 30, 1999
                                  (continued)

     At December 31, 1999, the Company had a net operating loss carryforward for Federal income tax purposes of $13.9 million. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not". When the future utilization of some portion of the carryforwards is determined not to be "more likely than not", a valuation allowance is provided to reduce the recorded tax benefits from such assets. At September 30, 2000 and 1999, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no income tax expense was recognized in the first nine months of 2000 and income tax benefits were recognized in the first nine months of 1999 only to the extent of the Company's existing deferred income tax liability.

     The Company realized net income available for common stock of $0.9 million and net earnings per share of $0.10 in the first nine months of 2000 compared to a net loss available for common stock of $10.8 million and net loss per share of $1.21 during the first nine months of 1999.

     Operating cash flows during the first nine months of 2000 were $10.5 million, up $11.5 million from the first nine months of 1999 primarily as a result of increased oil and gas sales which were offset in part by higher production and operating expense and higher general and administrative expense. Capital expenditures during the first nine months of 1999 were $14.3 million, up $11.0 million from the first nine months of 1999. The Company's capital and exploration budget for 2000 is approximately $23 million. The Company received $40.9 million in net sales proceeds from the sale of oil and gas properties during the first nine months of 1999 compared to $0.01 million in proceeds received during the first nine months of 2000. On a cash basis, the Company paid $6.0 million in interest expense in the first nine months of 2000 and no income taxes were paid in the first nine months of 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See Note 1 "Hedging Activities".

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of The Wiser Oil Company was held in Dallas, Texas, at 3:00 p.m., local time, on August 14, 2000.

     (b) Proxies were solicited by the Board of Directors of The Wiser Oil Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

     (c) Out of a total of 12,481,376 votes, representing one vote per share in respect to the 8,951,965 shares of Common Stock issued and outstanding and 3,529,411 votes with respect to the 600,000 shares of Convertible Preferred Stock issued and outstanding as of the June 26, 2000 record date, 11,753,202 votes were present in person or by proxy, representing approximately 94 percent of the total number of votes. The only matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of C. Frayer Kimball, III and Scott W. Smith to serve three-year terms on the Board of Directors of The Wiser Oil Company. The results of voting were as follows:


                 Nominee                Number of Votes                  Number of Votes
             for Re-election              FOR Election                WITHHOLDING AUTHORITY
               as Director                as Director               for Election as Director
          ----------------------       -------------------       --------------------------------

          C. Frayer Kimball, III           11,385,365                        367,837
          Scott W. Smith                   11,423,103                        330,099


          The following individuals continued their respective terms of service as Directors of The Wiser Oil Company following the meeting:

                              George K. Hickox, Jr.- Chairman
                              Lorne H. Larson
                              Jon L. Mosle, Jr.
                              A. W. Schenck, III
                              Richard R. Schreiber

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



                                          THE WISER OIL COMPANY
                                      --------------------------------------
                                            (Registrant)



Date:  November 13, 2000                  /s/ George K. Hickox, Jr.
                                      --------------------------------------
                                          George K. Hickox, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:  November 13, 2000                  /s/ Richard S. Davis
                                      --------------------------------------
                                          Richard S. Davis
                                          Vice President of Finance

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

                               Index to Exhibits


Exhibit
Number    Exhibit
------    -------

27*       Financial Data Schedule



* Filed herewith.