Form 10-K405
period 2000-12-31
WISER OIL CO
filed 2001-03-27
CIK 107874

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _________________

                                   FORM 10-K
                                 ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2000 Commission file number 0-5426

                             THE WISER OIL COMPANY
                            A DELAWARE CORPORATION

                               _________________

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

     Common Stock-Par Value, $.01 Per Share      New York Stock Exchange
     Preferred Stock Purchase Rights             New York Stock Exchange

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

As of March 23, 2001, registrant had outstanding 9,037,909 shares of common stock, $.01 par value ("Common Stock"), which is registrant's only class of common stock.

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 23, 2001 was approximately $52.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
  (Specific incorporations are identified under the applicable item herein.)

Portions of the registrant's proxy statement furnished to stockholders in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year.

================================================================================

                                                           The Wiser Oil Company


                               TABLE OF CONTENTS

                                  DESCRIPTION

Item                                                            Page
----                                                            ----
                                    PART I

1.  BUSINESS...................................................   3
2.  PROPERTIES.................................................  24
3.  LEGAL PROCEEDINGS..........................................  24
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  24

                                    PART II

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS....................................  24
6.  SELECTED FINANCIAL DATA....................................  25
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS....................  27
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  35
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE....................  35

                                   PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  36
11. EXECUTIVE COMPENSATION.....................................  36
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT.............................................  36
13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........  36

                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
       ON FORM 8-K.............................................  36

                                                           The Wiser Oil Company


                             THE WISER OIL COMPANY

                                    PART I
Item 1. Business

General

The Wiser Oil Company (the "Company" or "Wiser") is an independent oil and gas exploration and production company operating in Texas, New Mexico, the Gulf Coast and Alberta, Canada. Historically, the Company's growth has been attributed primarily to acquisition, development, exploitation and, to a lesser extent, exploration activities. The Company's two largest properties, representing 50% of total proved reserves, are oil exploitation projects in the Permian Basin which were acquired by Wiser between 1992 and 1996. The Company's total proved reserves at December 31, 2000 are 37.2 MMBOE, having a pre-tax present value of $229.1 million based on constant prices of $22.05 per barrel for oil and $3.75 per Mcf for gas and discounted at 10%. The estimated present value of the Company's proved reserves disclosed elsewhere in this Form 10-K is based on year-end prices of $25.18 per barrel of oil and $9.72 per Mcf of gas. Wiser's proved reserves at December 31, 2000 were 96% developed, with oil and NGL's comprising 66% and natural gas comprising 34% of total reserves. Approximately 79% of the Company's proved reserves are located in the U.S. and 21% are located in Canada. Over the past five years, the Company has replaced 93% of its production through a combination of acquisition, exploration, development and exploitation activities.

History

In 1905, Clinton B. Wiser pooled some oil leases and founded The Wiser Oil Company. The Company began operations in Kentucky in 1917 and maintained its headquarters in Sistersville, West Virginia, until 1991. The Company moved its headquarters to Dallas, Texas in 1991 and over the next five years Wiser expanded operations by acquiring and operating properties in the Permian Basin in West Texas and Southeast New Mexico and in Alberta, Canada. In 1999, the Company sold non-strategic properties in Appalachia and began focusing its exploration and production operations primarily in Texas, New Mexico, the Gulf Coast and Alberta, Canada.

In May 2000, the Company completed a corporate restructuring and appointed George K. Hickox, Jr. as the new CEO. As part of the corporate restructuring, Wiser received a $15 million capital infusion through the sale of convertible preferred stock.

Strategy

Over the past few years, the Company has focused on growing reserves primarily through the acquisition of proved properties with exploitation and exploration potential. Although Wiser has pursued numerous acquisition opportunities, the Company has not made any significant acquisitions of properties since the purchase of properties in South Texas in 1997 for approximately $20 million. In 2000, the Company funded its capital expenditures with cash flow from operations and replaced 119% of its production and ended the year 2000 with $35 million in cash. During 2001, the Company plans to focus on acquisition opportunities in the Gulf Coast and in Canada. In addition, the Company plans to increase its exposure to quality exploration projects in South Texas and the Gulf of Mexico by entering into joint ventures. Accordingly, the Company will be participating in a greater number of exploration projects in 2001 than in the past few years.

The Company's principal executive offices are located at 8115 Preston Road, Suite 400, Dallas, Texas 75225, and its telephone number is (214) 265-0080.

Certain oil and gas industry terms used herein are defined in the "Glossary of Oil and Gas Terms" appearing at the end of this Item 1.

                                                           The Wiser Oil Company


Principal Oil and Gas Properties

The following table summarizes certain information with respect to each of the Company's principal areas of operation at December 31, 2000.

                                                                 Proved Reserves
                                                    -----------------------------------------

                                          Total                             Total        Percent         Average
                                          Gross       Oil                   Proved       of Total          Net
                                         Oil and    and NGLs       Gas     Reserves       Proved        Production
                                        Gas Wells   (MBbls)       (MMcf)    (MBOE)       Reserves        (BOE/Day)
                                        ----------  -------      -------   --------      --------       ----------
Permian Basin
  Maljamar...........................      227       9,352         3,210      9,887         27%            1,610
  Wellman............................       16       8,477           659      8,587         23%              876
  Dimmitt/Slash Ranch................       79       1,885        12,498      3,968         11%              873
                                        ------      ------       -------   --------      -----          --------
    Total............................      322      19,714        16,367     22,442         61%            3,359
San Juan Basin.......................    2,568          54        24,019      4,057         11%            1,290
Other................................      132         589        12,309      2,641          7%            1,271
                                        ------      ------       -------   --------      -----          --------
Total United States..................    3,022      20,357        52,695     29,140         79%            5,920
Canada...............................      315       4,134        23,413      8,036         21%            2,871
                                        ------      ------       -------   --------      -----          --------
Total Company........................    3,337      24,491        76,108     37,176        100%            8,791
                                        ======      ======       =======   ========      =====          ========

Permian Basin

Maljamar. The Company's Maljamar properties are situated in Southeast New Mexico. At December 31, 2000, the Maljamar properties contained 9.9 MMBOE of proved reserves, which represented 27% of the Company's total proved reserves and 13% of the Company's Present Value of total proved reserves.

The Maljamar properties consist primarily of three oil producing units acquired by the Company in separate transactions between 1992 and 1996: the Maljamar Grayburg and Caprock Maljamar Units, both of which are in Lea County, New Mexico, and the Skelly Unit in Eddy County, New Mexico. The Maljamar Grayburg Unit produces from the Grayburg and San Andres formations at depths ranging from 3,800 to 4,500 feet, and the Caprock Maljamar Unit produces from the same formations at depths ranging from 4,000 to 5,000 feet. The Skelly Unit is located approximately five miles west of the two Lea County units and produces from the Seven Rivers, Grayburg and San Andres formations at depths ranging from 2,100 to 4,000 feet. The Company has a 100% working interest in each of these units, which, along with some smaller adjacent properties, have been combined into a single large-scale waterflood project encompassing approximately 14,000 gross leasehold acres.

Exploitation efforts at the project are essentially complete and included conversion of existing wells to injection wells and the drilling of infill development wells on 20-acre spacing to create 40-acre five-spot water injection patterns. At December 31, 2000, the project included 227 producing wells and 159 water injection wells, virtually all of which were operated by the Company.

The Company's net production from the Maljamar properties averaged 1,449 Bbls of oil, 68 Bbls of NGLs and 559 Mcf of natural gas per day in 2000. The Company's cumulative net production from the Maljamar properties since acquired by the Company has been 4,293 MBbls of oil and 2.1 Bcf of natural gas through December 31, 2000.

                                                           The Wiser Oil Company


Wellman Unit. In 1993 the Company acquired a 62% working interest in and became operator of the Wellman Unit in Terry County, Texas, located in the northwestern edge of the Horseshoe Atoll. During 1998 and 1999, the Company acquired an additional 28% and 5% working interest, respectively, in the Wellman Unit which increased the Company's working interest to 95% as of December 31, 2000. At December 31, 2000, the Company's Wellman property contained 8.6 MMBOE of proved reserves, which represented 23% of the Company's total proved reserves and 6% of the Company's Present Value of total proved reserves.

The Company owns 2,280 gross (2,165 net) leasehold acres in the Wellman Unit. The Wellman Unit produces oil from the Wolfcamp Reef formation at depths ranging from 9,100 to 10,000 feet through the injection of water and CO2 into the reservoir. Water injection at the unit began in 1979, and CO2 injection began in 1983. The unit also includes a gas processing plant, which processes wellhead gas produced from the unit. Wiser's interest in this plant is proportionate to its working interest in the Wellman Unit. Processing at the plant involves subjecting the wellhead gas to high pressure and low temperature treatments that cause the gas to separate into various products, including NGLs, residual natural gas and CO2. The NGLs and residual natural gas are sold to pipeline companies, and the CO2 is reinjected into the unit's reservoir. At December 31, 2000, the unit included 16 productive wells, six water injection wells, three CO2 injection wells and three water disposal wells, all of which were operated by the Company.

The Company's net production from the Wellman Unit averaged 564 Bbls of oil, 293 Bbls of NGLs and 112 Mcf of natural gas per day in 2000. The Company's cumulative net production from the unit since acquired by the Company has been 2,252 MBbls of oil, 846 MBbls of NGLs and 523 MMcf of natural gas through December 31, 2000.

In 1995 the Company began reconditioning the gas processing plant at the Wellman Unit to enhance the extraction of NGLs and residual natural gas from the wellhead gas. The Company completed the reconditioning project in June 1995 at a total cost of approximately $6.0 million. For the year ended December 31, 2000, the gas plant processed an average of 30 MMcf of gross natural gas and CO2 per day and recovered an average of 355 Bbls of NGLs and 134 Mcf of residual natural gas per day. The plant currently operates at 95% of its maximum capacity of 35 MMcf of gas per day.

Dimmitt/Slash Ranch Fields. The Company's Dimmitt/Slash Ranch properties are situated in Loving County, Texas, 80 miles west of Midland, Texas. At December 31, 2000, the Dimmitt/Slash Ranch properties contained 4.0 MMBOE of proved reserves, which represented 11% of the Company's total proved reserves and 14% of the Company's Present Value of total proved reserves.

The Company owns 6,543 gross (5,874 net) leasehold acres in the Dimmitt/Slash Ranch Field. The Company acquired its initial interest in and became operator of the field in 1993. The Dimmitt Field produces oil and gas from the Cherry Canyon and Bell Canyon formations at depths ranging from 4,700 to 6,700 feet. The Slash Ranch Field is a natural gas field that underlies the Dimmitt Field. The Slash Ranch Field produces from the Atoka, Fusselman and Ellenburger formations at depths ranging from 15,000 to 20,000 feet. At December 31, 2000, the Dimmitt/Slash Ranch Field included 79 producing wells, all of which were operated by the Company. The Company's average working interest in these wells is 98%.

The Company's net production from the Dimmitt/Slash Ranch properties averaged 376 Bbls of oil and 2,984 Mcf of natural gas per day in 2000. The Company's cumulative net production from the properties since acquired by the Company has been 896 MBbls of oil and 7.2 Bcf of natural gas through December 31, 2000.

                                                           The Wiser Oil Company


San Juan Basin

The Company's San Juan Basin properties are located in Rio Arriba County in northwestern New Mexico. At December 31, 2000, the San Juan Basin properties contained 4.1 MMBOE of proved reserves, which represented 11% of the Company's total proved reserves and 21% of the Company's Present Value of total proved reserves. The Company owns 10,800 gross (6,159 net) leasehold acres in the San Juan Basin. In the 1950's, the Company's average 48% working interest in most of the acreage was contributed in connection with a unitization of the wells in the San Juan Basin fields, resulting in the ownership by the Company of small non-operated working interests in several large units. At December 31, 2000, the Company owned working interests in approximately 2,560 producing gas wells in the San Juan Basin. These working interests average approximately 1.8%. The Company's San Juan Basin properties produce from multiple formations ranging from depths of 3,000 feet to 8,000 feet.

The Company's net production from these properties averaged 7,296 Mcf of natural gas, 58 Bbls of oil and 16 Bbls of NGLs per day in 2000. The Company expects that future development of the properties will depend on natural gas prices, and that its share of the costs of any such future development activities will not be significant.

Other U.S. Properties

The Company's other United States properties include properties located in the West Texas, New Mexico and the Gulf Coast onshore region.

Canada

In June 1994, Wiser established an important new core area with the completion of a $52.0 million acquisition of Canadian oil and gas properties from Eagle Resources, Ltd. The purchase included 7.2 MMBOE of proved reserves, approximately 127,000 net undeveloped acres, seven exploration prospects and an existing staff of 23 persons. At December 31, 2000, the Company's Canadian properties contained 8.0 MMBOE of proved reserves, which represented 21% of the Company's total proved reserves and 29% of the Present Value of the Company's total proved reserves.

The following table summarizes certain information with respect to each of the Company's principal Canadian areas of operation at December 31, 2000:

                                                                      Proved Reserves
                                                          -------------------------------------------
                                                                                              Percent         2000
                                                Total                             Total      of Total        Average
                                                Gross        Oil                  Proved     Canadian          Net
                                               Oil and     and NGLs      Gas     Reserves     Proved       Production
                                              Gas Wells    (MBbls)      (MMcf)     (MBOE)     Reserves      (BOE/Day)
                                              ---------   ---------    -------   ---------   ---------     ----------
Evi.....................................          23        1,939           --      1,939         24%           790
Pine Creek..............................          10          395        3,215        931         12%           207
Provost.................................          82          645          460        722          9%           418
Ansell..................................          17          125        2,892        607          8%           261
Portage.................................          18           --        2,294        382          5%           220
Other...................................         165        1,030       14,552      3,455         42%           975
                                             -------      -------      -------   --------    -------       --------
Total Canada............................         315        4,134       23,413      8,036        100%         2,871
                                             =======      =======      =======   ========    =======       ========

                                                           The Wiser Oil Company


Evi. The Company's Evi Field is located approximately 400 miles north of Calgary. At December 31, 2000, the Evi Field contained 1.9 MMBOE of proved reserves, which represented 24% of the Company's total Canadian proved reserves and 17% of the Present Value of the Company's total Canadian proved reserves.

The Company owns 7,840 gross (4,709 net) leasehold acres in the Evi Field, and has an average 60% working interest in this acreage. The Evi Field produces oil from the Granite Wash formation at depths ranging from 4,900 to 5,000 feet. The Company's net production from the Evi Field averaged 790 Bbls of oil per day in 2000. At December 31, 2000, the Company owned 21 gross (9.2 net) productive wells and 2 gross (0.8 net) water disposal wells in the field, of which 18 productive wells and both water disposal wells were operated by Wiser.

Pine Creek. The Company's Pine Creek properties are located approximately 240 miles northwest of Calgary. At December 31, 2000, the Pine Creek properties contained 0.9 MMBOE of proved reserves, which represented 12% of the Company's total Canadian proved reserves and 11% of the Present Value of the Company's total Canadian proved reserves. The Company owns 9,120 gross (2,522 net) leasehold acres in the Pine Creek properties, and has a 28% working interest in this acreage. The Pine Creek properties produce gas from the Bluesky and Gething formations at depths of 8,000 to 8,200 feet. At December 31, 2000, the Company owned 10 gross (2.6 net) productive wells in the Pine Creek properties, all of which were operated by a third party. The Company's net production from the Pine Creek properties averaged 503 Mcf of natural gas per day and 123 Bbls of NGLs per day in 2000.

Provost. The Company's Provost properties are located approximately 210 miles northeast of Calgary. At December 31, 2000, the Provost properties contained 0.7 MMBOE of proved reserves, which represented 9% of the Company's total Canadian proved reserves and 6% of the Present Value of the Company's total Canadian proved reserves.

The Company owns 8,032 gross (6,332 net) leasehold acres in the Provost properties, and has an average 79% working interest in this acreage. The Provost properties produce mainly from the Dina formation at depths of 3,070 to 3,170 feet. The Provost Dina `X' and Cummings W3W Pools are the Company's main producing pools in these properties and water injection in these pools began in 1990 and 1998, respectively. The Company drilled 8 wells in the Provost properties in 2000.

The Company's net production from the Provost properties averaged 400 Bbls of oil per day and 107 Mcf of natural gas per day in 2000. At December 31, 2000, the Company owned 77 gross (52.3 net) productive wells and 5 gross (3.5 net) water injection wells on the properties, of which 65 gross productive wells and all five water injection wells were operated by the Company.

Ansell. The Company's Ansell properties are located approximately 200 miles northwest of Calgary. At December 31, 2000, the Ansell properties contained 0.6 MMBOE of proved reserves, which represented 8% of the Company's total Canadian proved reserves and 8% of the Present Value of the Company's total Canadian proved reserves.

The Company owns 3,842 gross (490 net) leasehold acres in the Ansell properties, and has an average 13% working interest in this acreage. The Ansell properties produce from the Cardium formation at depths of 7,100 to 7,500 feet. At December 31, 2000, the Company owned 17 gross (1.4 net) productive wells, all of which were operated by a third party. The Company's net production from the Ansell properties averaged 57 Bbls of NGLs per day and 1,222 Mcf of natural gas per day in 2000.

                                                           The Wiser Oil Company


Portage. The Company's Portage properties are located approximately 350 miles northeast of Calgary. At December 31, 2000, the Portage properties contained 0.4 MMBOE of proved reserves, which represented 5% of the Company's total Canadian proved reserves and 8% of the Present Value of the Company's total Canadian proved reserves.

The Company owns 28,160 gross (15,488 net) leasehold acres in the Portage properties, and has an average 55% working interest in this acreage. The Portage properties produce from the Grand Rapids and Nisku formations at depths of 850 and 1,400 feet, respectively. At December 31, 2000, the Company owned 18 gross (13.5 net) productive wells, 12 of which were operated by Wiser. The Portage properties commenced production in March 1998 and net production from the Portage properties averaged 1,320 Mcf of natural gas per day in 2000.

Other Canadian Properties. The Company owns interests in approximately 25 other Canadian properties, primarily located in its principal areas of operation. For the year ended December 31, 2000, these properties individually represented less than 5%, and in the aggregate represented approximately 42%, of the Company's total Canadian proved reserves.

Exploration Activities

United States

The objective of Wiser's domestic exploration program is to generate exploration and exploitation drilling opportunities that have the potential of replacing produced reserves and providing a vehicle of growth for the Company. In 2000, Wiser drilled or participated in 12 gross (4.0 net) U.S. exploration wells, compared with 8 gross (3.7 net) wells in 1999, spending $4.3 million in 2000 and $1.1 million in 1999 on U.S. exploration. Of the 12 gross wells drilled by the Company in 2000, 8 were completed as oil or gas wells, and 4 were unsuccessful, which yields a 67% U.S. exploration success rate in 2000. In 2001, Wiser plans to drill or participate in approximately 16 gross wells in the U.S. and the Company has budgeted approximately $10.8 million for its 2001 U.S. exploration program.

The Company is currently focusing its U.S. exploration activities in the following geographical areas:

South Texas. At the Roche Ranch prospect in Refugio County, the Company drilled 3 gross wells in 2000 of which 2 were completed as new gas field discoveries. The Company operates and has a 40% working interest in the Roche Ranch prospect. The primary objectives are Frio gas sands at a depth of 5,000 to 7,000 feet, which are defined utilizing proprietary 3-D seismic surveys. The Company plans to drill 3 exploration wells in the Roche Ranch prospect in 2001.

Wiser also operates and has a 40% working interest in the Fitzsimmons prospect in Jim Wells County. Utilizing proprietary 3-D seismic surveys, the Company has identified several Frio and Yegua gas sand objectives at depths of 5,000 to 8,500 feet, respectively. In 2000, the Company drilled and completed the Goldapp #1 as a new gas field discovery and the Company plans to drill another well at the Fitzsimmons prospect in 2001.

At the Menefee prospect in Wharton County, Wiser drilled 3 gross wells in 2000 which target high-pressured Yegua gas sands at depths of 7,800 to 8,700 feet that have been defined using 3-D seismic surveys. The Kathleen Appling GU #1 and the Stovall # 1 were completed as gas wells in 2000 and the Stovall #2 was a dry hole. Wiser has a 30% working interest in the Menefee prospect and is evaluating this prospect for further drilling in 2001.

                                                           The Wiser Oil Company


Gulf Coast. At the Little Crow prospect in Wilkinson County, Mississippi, the T.O.Sessions #1 exploration well was drilled and completed as an oil well in 2000. The Company subsequently sold its interest in the T. O. Sessions #1 well and is evaluating this prospect for further drilling in 2001. Wiser has a 50% non-operating working interest in this prospect.

At the Castleberry prospect in Conecuh County, Alabama, the McMillan # 1 was drilled as a dry hole in 2000. The Company plans to drill another well on the Castleberry prospect in 2001 where Wiser operates and has a 50% working interest.

The Company has recently entered into exploration agreements with several other companies to participate in various Gulf Coast prospects in 2001 that will be operated by other companies or Wiser, depending on the prospect. The Company anticipates that fewer U.S. exploration prospects will be generated by the Company in 2001 than in prior years.


Canada

Wiser focuses its Canadian exploration activities in specific regions within the Western Canadian Sedimentary Basin in close proximity to known producing horizons where the potential for significant reserves exists. The Company's technical personnel have considerable experience in this focus area. During 2000, the Company drilled or participated in 7 gross (3.8 net) exploratory wells of which 4 were completed as successful oil or gas wells and 3 were dry holes. The Company spent $6.0 million on exploration in Canada in 2000, compared to $3.6 million in 1999, and has budgeted $4.8 million for its 2001 Canadian exploration program.

In 2000, the Company successfully completed the Wiser/Mobil Wild River 2-32 exploratory well at the Wild River prospect. The Wild River 2-32 was tested in January 2001 at an average rate of 1.6 MMcf per day of sour gas. The Company plans to tie this well into a pipeline in 2001 and evaluate the Wild River prospect for further drilling in 2001. Wiser operates and has a 50% working interest in the well.

International

The Company did not participate in any international exploration activity in 2000 and currently has no plans to participate in future international exploration activities.

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

During the year ended December 31, 2000, revenues from the sale of production to Highland Energy Company, Nexen Inc. and EOTT Energy Operating Ltd. represented approximately 42%, 24% and 13%, respectively, of the Company's total oil and gas revenues. The Company believes it would be able to locate alternate purchasers in the event of the loss of any one or more of these purchasers, and that any such loss would not have a material adverse effect on the Company's financial condition or results of operations.

                                                           The Wiser Oil Company


Crude Oil. The Company sells its crude oil and condensate to various refiners and resellers in the United States and Canada at posting-related and spot-related prices that also depend on factors such as well location, production volume and product quality. The Company typically sells its crude oil and condensate production at or near the well site, although in some cases it is gathered by the Company or others and delivered to a central point of sale. The Company's crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. The Company has not engaged in crude oil trading activities. Revenue from the sale of crude oil and condensate totaled $32.7 million for the year ended December 31, 2000 and represented 49% of the Company's total oil and gas revenues for 2000.

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

NGLs. From its natural gas processing plants in West Texas, the Company sells NGLs to independent marketers for resale. A direct pipeline connection to the Texas Gulf Coast market area facilitates the sale of NGLs from the Company's Wellman Unit, and enables the Company to receive prices that are representative of the daily market value of NGLs on the Texas Gulf Coast, less transportation and fractionation costs. The Company's average price in 2000 for NGLs sold from Company-operated plants or under processing agreements with others was $22.19 per Bbl. Prices for NGLs attributable to natural gas sold to plants operated by others are generally included in the prices reported by the Company for the sale of its natural gas.

Price Considerations. Crude oil prices are established in a highly liquid, international market, with average crude oil prices received by the Company generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by the Company in 2000 was $21.69. The average NYMEX-WTI closing price per Bbl for 2000 was $30.12.

Natural gas prices in each of the geographical areas in which the Company operates are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price the Company's natural gas. Average natural gas prices received by Wiser in each of its operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by the Company in 2000 was $3.31. The average NYMEX-Henry Hub price per MMBtu for 2000 was $3.91, computed by averaging the closing price on the last three trading days of each month of the forward prompt month NYMEX natural gas futures contract price applicable to each month in 2000. The average natural gas price received by the Company in 2000 was lower than such 2000 NYMEX-Henry Hub price as a result of pricing differentials determined by the location of the Company's natural gas production relative to the Henry Hub trading point and lower natural gas prices generally applicable to Canadian natural gas production relative to U.S. production.

                                                           The Wiser Oil Company

Oil and Gas Reserves

The following table sets forth the proved developed and undeveloped reserves of the Company at December 31, 2000:

                                     Oil and NGLs (MBbls)                   Gas (Mmcf)                Total Reserves (MBOE)
                              ---------------------------------   -----------------------------   ------------------------------
                              Developed    Undeveloped    Total   Developed  Undeveloped  Total   Developed  Undeveloped   Total
                              ---------    -----------    -----   ---------  -----------  -----   ---------  -----------   -----
Permian Basin
  Maljamar.................      8,581          771       9,352      3,138         72     3,210      9,104        783      9,887
  Wellman..................      8,477           --       8,477        659         --       659      8,587         --      8,587
  Dimmitt/Slash Ranch......      1,770          115       1,885     12,224        274    12,498      3,807        161      3,968
                                ------         ----      ------     ------      -----    ------     ------      -----     ------
    Total..................     18,828          886      19,714     16,021        346    16,367     21,498        944     22,442
San Juan Basin.............         50            4          54     21,579      2,440    24,019      3,646        411      4,057
Other......................        584            5         589     11,763        546    12,309      2,545         96      2,641
                                ------         ----      ------     ------      -----    ------     ------      -----     ------
Total United States........     19,462          895      20,357     49,363      3,332    52,695     27,689      1,451     29,140
Canada.....................      4,134            -       4,134     23,036        377    23,413      7,973         63      8,036
                                ------         ----      ------     ------      -----    ------     ------      -----     ------
Total Company..............     23,596          895      24,491     72,399      3,709    76,108     35,662      1,514     37,176
                                ======         ====      ======     ======      =====    ======     ======      =====     ======

  The following table summarizes the Company's proved reserves, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable thereto at December 31, 2000, 1999 and 1998:

                                                                                  At December 31,
                                                                    -------------------------------------------
                                                                       2000              1999              1998
                                                                      ------            ------            ------
                                                                    (000's except weighted average sales prices)
Proved reserves:
    Oil and NGLs (Bbl)............................................    24,491            25,430             27,988
    Gas (Mcf).....................................................    76,108            69,993            119,981
     BOE..........................................................    37,176            37,095             47,985
    Estimated future net revenues before income taxes.............  $915,495          $419,668           $218,969
    Present Value.................................................  $500,606          $222,539           $123,831
    Standardized Measure(1).......................................  $360,876          $176,916           $113,232
Proved developed reserves:
    Oil and NGLs (Bbl)............................................    23,596            24,046             26,954
    Gas (Mcf).....................................................    72,399            66,584            110,346
     BOE..........................................................    35,662            35,143             45,345
    Estimated future net revenues before income taxes.............  $870,867          $395,749           $207,884
    Present Value.................................................  $479,123          $212,263           $122,502
Weighted average sales prices:
    Oil (per Bbl).................................................  $  25.18          $  23.76           $  10.39
    Gas (per Mcf).................................................      9.72              1.99               1.98
    NGLs (per Bbl)................................................     21.53             19.11               8.44

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

                                                           The Wiser Oil Company

All information set forth in this Report relating to the Company's proved reserves, estimated future net revenues and Present Values is taken from reports prepared by DeGolyer and MacNaughton (with respect to the Company's United States properties) and Gilbert Lausten Jung Associates Ltd. (with respect to the Company's Canadian properties), each of which is a firm of independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on the Company's reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission ("SEC"), the Company's estimates of proved reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). A decline in prices relative to year end 2000 could cause a significant decline in the Present Value attributable to the Company's proved reserves at December 31, 2000. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

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

                                                           The Wiser Oil Company

Net Production, Sales Prices and Costs

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the three-year period ended December 31, 2000.

                                                 Year Ended December 31,
                                              -----------------------------
                                               2000       1999        1998
                                               ----       ----        ----
Production volumes:
  Oil (MBbl)
   United States............................      948      1,085      1,577
   Canada...................................      557        599        816
                                              -------    -------    -------
    Total Company...........................    1,505      1,684      2,393
  Gas (MMcf)
   United States (1)........................    6,443      7,333     11,143
   Canada...................................    2,495      2,915      3,221
                                              -------    -------    -------
    Total Company (1).......................    8,938     10,248     14,364
  NGLs (MBbl)
   United States............................      139        172        260
   Canada...................................       75         77         62
                                              -------    -------    -------
    Total Company...........................      214        249        322
Weighted average sales prices (2):
  Oil (per Bbl)
   United States............................  $ 17.97    $ 14.56    $ 12.68
   Canada...................................    28.04      16.29      12.04
    Total Company...........................    21.69      15.18      12.46
  Gas (per Mcf)
   United States (1)........................  $  3.43    $  1.95    $  2.05
   Canada...................................     3.01       1.54       1.12
    Total Company...........................     3.31       1.83       1.84
  NGLs (per Bbl)
   United States............................  $ 21.81    $ 13.54    $  9.41
   Canada...................................    22.88      11.84       8.56
    Total Company...........................    22.19      13.01       9.25
Selected expenses per BOE (3):
  Lease operating
   United States............................  $  7.69    $  5.82    $  5.01
   Canada...................................     3.61       3.48       3.05
    Total Company...........................     6.36       5.07       4.45
  Production taxes (4)
   United States............................  $  1.16    $  0.77    $  0.84
  Depreciation, depletion and amortization
   United States............................  $  4.43    $  4.34    $  4.48
   Canada...................................     5.79       6.03       6.54
    Total Company...........................     4.87       4.88       5.15
  General and administrative
   United States............................  $  3.09    $  2.23    $  2.11
   Canada...................................     1.96       1.15       1.41
    Total Company...........................     2.72       1.88       1.96

____________________

(1) Calculated by including volumes of natural gas purchased for resale as follows: 2000 - 0 MMcf, 1999 - 148 MMcf and 1998 - 608 MMcf.
(2) Reflects results of hedging activities. See Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."
(3) Calculated without including volumes of natural gas purchased for resale.

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

Productive Wells and Acreage

Productive Wells

The following table sets forth the Company's domestic and Canadian productive wells at December 31, 2000:

                                                    Productive Wells
                               ---------------------------------------------------------
                                    Oil                  Gas                 Total
                               --------------      ---------------      ----------------
                               Gross      Net      Gross       Net      Gross        Net
                               -----      ---      -----       ---      -----        ---
United States...............    401       332      2,621 (1)    72      3,022        404
Canada......................    220        87         95        40        315        127
                                ---       ---      -----       ---      -----        ---
  Total.....................    621       419      2,716       112      3,337        531
                                ===       ===      =====       ===      =====        ===

(1) 2,560 of the Company's gross natural gas wells are located in the San Juan Basin. The Company has non-operated working interests in these wells that average approximately 1.8%.

Acreage

The following table sets forth the Company's undeveloped and developed gross and net leasehold acreage at December 31, 2000. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                                 Undeveloped          Developed             Total
                              -----------------   -----------------   -----------------
                               Gross       Net      Gross      Net     Gross        Net
                               -----       ---      -----      ---     -----        ---
Permian Basin
  Maljamar..................      520       481    14,012    13,839    14,532     14,320
  Wellman...................       --        --     2,280     2,165     2,280      2,165
  Dimmitt/Slash Ranch.......      509       297     6,034     5,577     6,543      5,874
                              -------   -------   -------    ------   -------    -------
    Total...................    1,029       778    22,326    21,581    23,355     22,359
  San Juan Basin............    5,760     1,480     5,040     4,679    10,800      6,159
  Other.....................   50,750    36,409    13,992     6,871    64,742     43,280
                              -------   -------   -------    ------   -------    -------
    Total United States.....   57,539    38,667    41,358    33,131    98,897     71,798
  Canada....................  159,598    72,069    62,275    25,985   221,873     98,054
                              -------   -------   -------    ------   -------    -------
  Total.....................  217,137   110,736   103,633    59,116   320,770    169,852
                              =======   =======   =======    ======   =======    =======

(1) Excluded is acreage in which the Company's interest is limited to a mineral or royalty interest. At December 31, 2000, the Company held mineral or royalty interests in 1,108 gross (596 net) developed acres.

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

                                                           The Wiser Oil Company

                                             Acres Expiring
                                           ------------------
                                            Gross       Net
                                           -------    -------
Twelve Months Ending:
  December 31, 2001......................   56,299     39,721
  December 31, 2002......................   23,422     10,890
  Thereafter.............................  137,416     60,125
                                           -------    -------
    Total................................  217,137    110,736
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

Drilling Activity

The following table sets forth for the three-year period ended December 31, 2000 the number of exploratory and development wells drilled by or on behalf of the Company.

                                      2000           1999             1998
                               -------------    -------------    -------------
                               Gross     Net    Gross     Net    Gross     Net
                               -----     ---    -----     ---    -----     ---
Exploratory Wells:
-----------------
  United States
    Producing................      8       2        6       2       16      11
    Dry......................      4       2        2       1       14       7
  Canada
    Producing................      5       2        1       1        3       2
    Dry......................      3       2        -       -        3       1
Development Wells:
-----------------
  United States
    Producing................      5       4        1       -       58      44
    Dry......................      1       1        -       -        2       1
  Canada
    Producing................     29      11       20       4       19      12
    Dry......................      6       3        2       1        7       4
Total Wells:
-----------
    Producing................     47      19       28       7       96      69
    Dry......................     14       8        4       2       26      13
                                  --      --       --      --      ---      --
      Total..................     61      27       32       9      122      82
                                  ==      ==       ==      ==      ===      ==

Operations

The Company generally seeks to be named as operator for wells in which it has acquired a significant interest, although, as is common in the industry, this typically occurs only when the Company owns the major portion of the working interest in a particular well or field. At December 31, 2000, the Company operated 98% of its properties in the Permian Basin, comprising approximately 61% of the Company's total proved reserves, including Maljamar (222 gross wells), Wellman (16 gross wells) and Dimmitt/Slash Ranch (79 gross wells). At December 31, 2000, the Company also operated 124 (out of a total of 315) gross wells on its Canadian properties.

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

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator's direct expenses and monthly per-well supervision fees. Per-well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. Such fees received by the Company in 2000 ranged from $99 to $980 per well per month.

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

Drilling and Operating Risks

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs, especially in Canada, where weather conditions result in a short drilling season, causing a high demand for rigs by a large number of companies during a relatively short period of time. The Company's future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company's operations are subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down-hole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company maintains comprehensive

                                                           The Wiser Oil Company

insurance coverage, including a $2.0 million general liability insurance policy and a $30.0 million excess liability policy. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in comparable operations, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

Title to Properties

The Company's land department and contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other inchoate burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. At December 31, 2000, the Company's leaseholds for approximately 35% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

                                                           The Wiser Oil Company

Since the mid-1980's, the FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. Such orders mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. Further, they have eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and have substantially increased competition and volatility in natural gas markets.

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

                                                           The Wiser Oil Company

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

                                                           The Wiser Oil Company

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

Employees

At March 9, 2001, the Company employed 62 full-time employees; 3 were executive officers, 31 were professional and administrative personnel and 28 were field personnel. Of the total employees, 48 were located in the United States and 14 were located in Canada. At March 9, 2001, none of the Company's employees were represented by a labor union. The Company considers its relations with its employees to be good.

                                                           The Wiser Oil Company

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

                                                           The Wiser Oil Company

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

                                                           The Wiser Oil Company

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

                                                           The Wiser Oil Company

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock is traded on the New York Stock Exchange under the symbol WZR.

The quarterly high and low sales prices and dividends per share of Common Stock during the three years ended December 31, 2000, were as follows:

                               High      Low    Dividends
                              -------  -------  ---------
2000
 First Quarter................ $ 3.00   $ 2.38   $0.00
 Second Quarter...............   3.31     2.13    0.00
 Third Quarter................   6.38     2.75    0.00
 Fourth Quarter...............   5.44     4.00    0.00
1999
 First Quarter................ $ 3.13   $ 1.44   $0.00
 Second Quarter...............   4.88     2.00    0.00
 Third Quarter................   4.81     2.88    0.00
 Fourth Quarter...............   4.13     2.25    0.00
1998
 First Quarter................ $14.25   $11.75   $0.03
 Second Quarter...............  13.25     8.75    0.03
 Third Quarter................  12.50     5.00    0.03
 Fourth Quarter...............   5.75     1.63    0.03

At March 9, 2001, t here were 9,037,909 shares of Common Stock outstanding held by approximately 750 shareholders of record and approximately 3,488 beneficial owners.

Each share of Commo n Stock also represents one preferred stock purchase right which entitles the holder thereof to purchase from the Company one-one thousandth of a share (a "Unit") of Series B Preferred Stock of the Company at an exercise price of $72.00 per Unit.

On December 10, 1998 the Board of Directors approved a cost reduction plan which included suspending payments of cash dividends on the Company's common stock. In addition, under the terms of the BankOne Revolver (see Note 3 to the Company's Consolidated Financial Statements) the payment of dividends is prohibited.

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


                                                                          Year Ended December 31,
                                                           --------------------------------------------------
                                                               2000      1999         1998      1997     1996
                                                           --------   --------    --------   --------  ------
Income Statements Data (000's except per share amounts)
Revenues:
 Oil and gas sales......................................  $ 67,016   $ 47,602    $ 59,197   $ 76,729  $ 72,012
 Dividends and interest.................................     1,794        739         269      1,113       683
 Marketable security sales gains........................        --         --          --      7,495    12,977
 Other..................................................       923      4,453       1,942      2,478     1,017
                                                           -------   --------    --------   --------  --------
  Total revenues.......................................     69,733     52,794      61,408     87,815    86,689
                                                           -------   --------    --------   --------  --------
Costs and expenses:
 Production and operating...............................    24,125     21,111      26,529     27,183    23,970
 Purchased natural gas..................................        --        336       1,440      1,622     1,462
 Depreciation, depletion and amortization ("DD&A")......    15,637     17,663      25,811     22,977    19,653
 Property impairments...................................       680      2,214       3,838      3,289    12,112
 Exploration............................................     3,792      7,059      15,328      9,655     4,176
 General administrative.................................     8,720      6,816      10,571      9,661     9,364
 Interest expense.......................................    12,659     13,310      13,097      9,845     5,452
                                                           -------   --------    --------   --------  --------
  Total costs and expenses.............................     65,613     68,509      96,614     84,232    76,189
                                                           -------   --------   --------   --------  --------
Earnings (loss) before income taxes......................    4,120    (15,715)    (35,206)     3,583    10,500
Income tax expense (benefit).............................       --       (859)    (10,740)       264     4,072
                                                           -------   --------   ---------  ---------  --------
Net income (loss)........................................ $  4,120   $(14,856)   $(24,466)  $  3,319  $  6,428
                                                           =======   ========   =========  =========  ========

Average outstanding shares (000's) (1)...................    8,963      8,952       8,952      8,949     8,939
Basic earnings (loss) per share..........................    $0.39     $(1.66)     $(2.73)     $0.37     $0.72
Cash dividends per share.................................    $0.00      $0.00       $0.12      $0.12     $0.12

Other Financial Dat(000's):
EBITDA (2)............................................... $ 35,094   $ 23,792    $ 22,599   $ 40,741  $ 38,233
Operating cash flows.....................................   17,084      6,478      (3,316)    26,372    33,228
Capital expenditures.....................................   20,066      8,327      29,980     70,209    46,056

Balance Sheet Data-end of period (000's):
Cash and cash equivalents................................ $ 34,144   $ 21,447    $  2,779   $ 13,255  $  5,870
Working capital (3)......................................   35,171     17,875     (19,911)     7,809     3,493
Marketable securitities..................................       --         --          --         --     7,176
Net property and equipment...............................  160,368    159,973     213,295    220,708   179,718
Total assets.............................................  216,313    196,726     231,810    254,556   208,617
Long-term debt...........................................  124,600    124,526     124,452    124,304    78,654
Stockholders' equity.....................................   74,281     57,141      72,091     97,424    99,262

                                                           The Wiser Oil Company


                                                                            Year Ended December 31,
                                                                 ---------------------------------------------------
                                                                    2000      1999       1998       1997       1996
                                                                --------   --------   --------   --------   --------
Reserve and Operating Data:
Production and volumes:
 Oil and NGLs (MBbl).........................................     1,719      1,933      2,715      2,760      2,776
 Gas (MMcf) (4)..............................................     8,938     10,248     14,364     12,829     12,288
  BOE (000's) (4)............................................     3,209      3,641      5,109      4,898      4,824
Weighted average sales prices (5):
 Oil (per Bbl)...............................................  $  21.69   $  15.18   $  12.46   $  18.02   $  18.81
 Gas (per Mcf)..............................................       3.31       1.83       1.84       2.21       1.77
 NGLs (per Bbl)..............................................     22.19      13.01       9.25      13.87      13.36
  BOE (per Bbl).............................................      20.88      11.59      11.59      15.66      14.93
Selected expenses per BOE (6):
 Lease operating.............................................  $   6.36   $   5.07   $   4.45   $   4.65   $   4.14
 Production taxes............................................      1.16       0.77       0.84       1.02       0.93
 DD&A.......................................................       4.87       4.88       5.15       4.79       4.16
 General and administrative..................................      2.72       1.88       1.96       2.02       1.98
Proved reserves (end of year) (7):
 Oil and NGLs (MBbls)........................................    24,491     25,430     27,988     29,721     31,612
 Gas (MMcf)..................................................    76,108     69,993    119,981    120,094    113,377
  BOE (MBbls)................................................    37,176     37,095     47,985     49,737     50,508
 Estimated future net revenues before income taxes (000's)...  $915,495   $419,668   $218,969   $359,293   $705,723
 Present Value...............................................   500,606    222,539    123,831    210,087    414,314
 Standardized Measure (000's) (8)............................   360,876    176,916    113,232    174,489    317,180
Weighted average sales prices (end of year) (7)(9):
 Oil (per Bbl)...............................................  $  25.18   $  23.76   $  10.39   $  15.92   $  24.63
 Gas (per Mcf)...............................................      9.72       1.99       1.98       2.35       3.45
 NGLs (per Bbl)..............................................     21.53      19.11       8.44      11.40      19.79

(1) Basic earnings per share is calculated without including dilutive effect of common stock equivalents consisting of stock options, convertible preferred stock and warrants. See Note 12 to the Company's Consolidated Financial Statements.
(2) EBITDA is not a generally accepted accounting measure, but is presented as a supplemental fi nancial indicator of the Company's ability to service or incur debt. EBI TDA is calculated by adding interest expense, income tax expense, deprec iation, depletion and amortization, property impairment costs and exploration costs to net income (excluding marketable security sales gains and divid ends and interest). EBITDA should not be considered in isolation or as a substitute for net income, operating cash flows or any other measure of financial performance prepared in accordance with generally accepted accoun ting principles or as a measure of the Company's profitability or liquidity.
(3) Working capital represents the difference between current assets and current liabilities.
(4) Calculated by volumes of natural gas purchased for resale as follows: 2000 - 0 MMcf, 1999 - 148 MMcf, 1998 - 608 MMcf, 1997 - 629 MMcf and 1996 - 605
    MMcf.
(5) Reflects results of hedging activities. See Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."
(6) Calculated without including volumes of natural gas purchased for resale.
(7) Estimates of proved reserves and future net revenues from which Present Values are derived are based on year end pricesof oil and gas held constant (except to the extent a contract specifically provides otherwise) in accordance with SEC regulations.
(8) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Company's Consolidated Financial Statements included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure of Discounted Future Net Cash Flows.

                                                           The Wiser Oil Company

(9) Year-end prices used to estimate proved reserves and future net revenues from which Present Values are derived. See footnotes 7 and 8 above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the three-year period ended December 31, 2000. The Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

General

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. At December 31, 2000, the Company's proved reserves were comprised of approximately 96% proved developed reserves, and the Company does not have a large inventory of development drilling locations or enhanced recovery projects to pursue after 2000. If the Company is unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile. In particular, oil prices during 1998 were at their lowest levels since 1986. As a result, the Company's results of operations were adversely affected. During the last half of 1999 and during 2000, oil and gas prices increased significantly from 1998. Any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to assess the need for an impairment of capitalized costs of proved oil and gas properties and the costs of wells and related equipment and facilities on a property-by-property basis. Applying SFAS No. 121, the Company recognized non-cash property impairment charges of $0.7 million in 2000, $2.2 million in 1999 and $3.8 million in 1998.

Results of Operations

Production information presented below includes volumes of natural gas purchased for resale; however, per unit of production information with respect to production and operating expenses, depreciation, depletion and amortization and general and administrative costs is calculated without including such volumes. Such volumes were 0 MMcf in 2000, 148 MMcf in 1999 and 608 MMcf in 1998.

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

                                                           The Wiser Oil Company

The following table sets forth the production, oil and gas revenues, production and operating expenses and purchased gas related to the Second Quarter Property Sales for the years ended December 31,1999 and 1998 (000's):

                                                       1999      1998
                                                      -------  --------
     Oil production (Bbls)..................               56       224
     Gas production (Mcf)...................            1,215     4,189
     NGL production (Bbls)..................               16        69
     BOE production (Bbls)..................              275       991

     Oil and gas revenues...................          $ 3,162  $ 12,969
     Production and operating expenses......            1,142     4,625
     Purchased gas..........................              336     1,440

In May 2000, the Company received $13.7 million in net proceeds from the sale of 600,000 shares of convertible preferred stock to Wiser Investment Company, LLC and its affiliates ("WIC"). See Note 11 to the Company's Consolidated Financial Statements for additional information about the convertible preferred stock. WIC has the option, until May 25, 2001, to purchase up to an additional 400,000 shares of convertible preferred stock for $10.0 million, or $25 per share. The convertible preferred stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $4.25 per common share.

In connection with the sale of the preferred stock, three of the Company's four officers were terminated in 2000 and the Company recognized $2.2 million of expense related to such terminations which is included in general and administrative expense in the Consolidated Statements of Income.

Comparison of 2000 to 1999

Revenues

Oil and gas sales increased $19.4 million or 41% to $67.0 million in 2000 from $47.6 million in 1999, due to significantly higher oil and gas prices received in 2000, which were partially offset by lower oil and gas production. Oil sales for 2000 were $7.1 million higher than 1999 as the average price received for oil sales in 2000 was $21.69 per barrel, up $6.51 per barrel or 43% from 1999. Net oil production for 2000 was 1,505,000 barrels, down 179,000 barrels or 11% from 1,684,000 barrels in 1999. The property sales in the second quarter of 1999 accounted for approximately 56,000 barrels of the decrease and oil production from the Maljamar and Wellman fields in 2000 was approximately 103,000 barrels lower than 1999. Canadian oil production in 2000 was approximately 42,000 barrels lower than 1999 due primarily to declining oil production from the Provost and Evi fields. Gas sales for 2000 were $10.8 million higher than 1999 as the average price received for gas sales in 2000 was $3.31 per Mcf, an increase of $1.48 per Mcf or 81% from 1999. Net gas production for 2000 was 8,938 MMCF, down 1,310 MMCF or 13% from 1999. The property sales in the second quarter of 1999 accounted for approximately 1,215 MMCF of the decrease in gas production. NGL sales for 2000 were $1.5 million higher than 1999 as the average price received for NGL sales in 2000 was $22.19 per barrel, an increase of $9.18 per barrel or 71% from 1999. The Company's hedging activities reduced oil and gas sales by $11.8 million in 2000. On an equivalent unit basis, total production decreased 12% to 3,209 MBOE in 2000 from 3,641 MBOE in 1999.

Interest income increased 157% to $1.8 million in 2000 from $0.7 million in 1999 due to higher average cash balances in 2000.

Gain on sales of properties were $0.1 million in 2000 compared to $3.6 million in 1999 due to the Second Quarter Property Sales in 1999.

                                                           The Wiser Oil Company

Costs and Expenses

Production and operating expense for 2000 increased $3.0 million or 14% from 1999 and, on a BOE basis (excluding 148 MMCF of gas purchased for resale during 1999), increased to $7.52 per BOE or 29% from $5.84 per BOE in 1999. The increase in production and operating expense was attributable primarily to the Maljamar and Wellman fields which were $3.6 million higher in 2000 than in 1999 due to well repairs and maintenance at both fields and higher CO2 injection at Wellman. In addition, production taxes in 2000 were $0.9 million higher than 1999 due to higher realized oil and gas prices. Production and operating expense in 1999 included approximately $1.1 million associated with the properties sold in the second quarter of 1999.

Depreciation, depletion and amortization, ("DD&A") for 2000, decreased $2.0 million or 11% from 1999 due primarily to lower oil and gas production and the property sales in the second quarter of 1999.

Impairment expense decreased 68% to $0.7 million in 2000 from $2.2 million in 1999. The Company recognized impairment expense of $0.7 million in 2000 for the Elm field in Canada which was sold in October 2000 at a sales price which was below its carrying value. Impairment expense in 1999 resulted from lower than expected reserve estimates for certain properties.

Exploration expense decreased 46% to $3.8 million in 2000 from $7.1 million in 1999. Abandoned lease expense decreased 78% to $1.0 million in 2000 from $4.6 million in 1999. Dry hole expense increased 69% to $2.2 million in 2000 from $1.3 million in 1999. Geological and geophysical expenses in 2000 were $0.6 million, down 25% from $0.8 million in 1999.

General and administrative expense ("G&A") in 2000 was $8.7 million, up $1.9 million from 1999 due primarily to $2.2 million of officer termination expense which was partially offset by reduced payroll expense in 2000. G&A per BOE increased 45% to $2.72 per BOE in 2000 from $1.88 per BOE in 1999.

Income tax benefit for 2000 was zero compared to a tax benefit of $0.9 million in 1999. The Company had a net operating loss carryforward for Federal income tax purposes of $18.6 million at December 31, 2000 and $13.9 million at December 31, 1999. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At December 31, 2000 and 1999, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no income tax expense was recognized in 2000, and income tax benefits were recognized in 1999 only to the extent of the Company's existing deferred income tax liability.

Net income (loss) available for common stock was $3.5 million and basic net earnings per share was $0.39 in 2000 compared to a net loss available for common stock of $14.9 million and basic net loss per share of $1.66 in 1999.

Comparison of 1999 to 1998

Revenues

Oil and gas sales decreased $11.6 million or 20% to $47.6 million in 1999 from $59.2 million in 1998, due to the Second Quarter Property Sales, which accounted for $9.8 million of the decrease and also due to lower oil and gas production which was partially offset by higher oil and NGL prices. Oil production in 1999 was 709 MBbls lower than 1998 oil production, with 89% of the decrease attributed to lower oil production from the Maljamar field in New Mexico of 249 MBbls, lower oil production in Canada of 217 MBbls, primarily attributable to the Evi and Provost fields, and a reduction of 168 MBbls related to the Second Quarter Property Sales. The average oil price received in 1999 increased 22% to $15.18 per Bbl from $12.46 per Bbl in 1998. Gas production during 1999 decreased 29% to 10.2 Bcf from 14.4 Bcf in 1998. Approximately 21% of the decrease in gas production was attributable to the Second Quarter Property Sales and approximately 3% of the decrease in gas production was due to lower gas production in South Texas, which was 499 MMcf lower than 1998. The average gas price received in

                                                           The Wiser Oil Company

1999 was $1.83 per Mcf or $0.01 less than 1998. As a result of hedging activities, oil and gas sales were decreased by $3.6 million in 1999 and increased by $0.2 million in 1998. On an equivalent unit basis, total production decreased 29% to 3,641 MBOE in 1999 from 5,109 MBOE in 1998.

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

Gain on sales of properties were $3.6 million in 1999 compared to $0.6 million in 1998 due to the Second Quarter Property Sales. Property sales in 1998 consisted of several non-strategic oil and gas properties.

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

Impairment expense decreased 42% to $2.2 million in 1999 from $3.8 million in 1998. Impairment expense in 1999 resulted from lower than expected reserve estimates for certain properties and impairment expense in 1998 was due primarily to unusually low oil prices used to value reserves at year-end 1998.

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

                                                           The Wiser Oil Company

Net loss decreased $9.6 million to a net loss of $14.9 million in 1999 from a net loss of $24.5 million in 1998 as total costs and expenses and income taxes for 1999 were $18.2 million lower than 1998 and total revenues for 1999 were only $8.6 million lower than 1998.

Liquidity and Capital Resources

Cash flows

Operating cash flows in 2000 were $17.1 million, up $10.6 million from $6.5 million in 1999 primarily as a result of increased oil and gas sales which were offset in part by higher production and operating expense and higher general and administrative expense. Capital expenditures during 2000 were $20.1 million, up $11.8 million from $8.3 million in 1999. The major components of capital expenditures for 2000 were $10.2 million for development activities, $5.9 million for exploration activities and $3.7 million for property acquisitions. The Company's capital and exploration budget for 2001 is approximately $36 million. The Company received $41.0 million in net sales proceeds from the sale of oil and gas properties during 1999 compared to $2.0 million in proceeds received during 2000. On a cash basis, the Company paid $12.0 million in interest expense in 2000 and no income taxes were paid in 2000. Cash flows from financing activities in 2000 included $13.7 million of net proceeds from the issuance of preferred stock in May 2000. Cash flows from financing activities in 1999 consisted of repaying $21 million of borrowings under the Credit Agreement, formerly with NationsBank of Texas, N.A., and borrowing $0.5 million under the Restated Credit Agreement with Bank One Texas, NA.

Financial Position

Cash and cash equivalents increased $12.7 million from $21.4 million at December 31, 1999 to $34.1 million at December 31, 2000. The increase was attributable primarily to $13.7 million of net proceeds from the issuance of preferred stock in May 2000. Working capital of $35.2 million at December 31, 2000 was $17.3 million higher than working capital of $17.9 million at December 31, 1999 due primarily to increased cash and cash equivalents of $12.7 million and increased accounts receivable of $7.1 million. Net property and equipment increased $0.4 million and total assets increased $19.6 million during 2000 to $216.3 million at December 31, 2000. Stockholders' equity increased $17.2 million during 2000 to $74.3 million at December 31, 2000.

At December 31, 2000, capitalization totaled $199.4 million and consisted of $125.1 million of total debt (63%) and $74.3 million of stockholders' equity (37%).

Capital Sources

Funding for the Company's business activities has been provided by cash flow from operations, borrowings and the issuance of preferred stock in May 2000. While the Company regularly engages in discussions relating to potential acquisitions of oil and gas properties, the Company has no current agreement or commitment with respect to any such acquisitions which would be material to the Company. Any future acquisitions may require additional financing and will be dependent upon financing arrangements available at the time.

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

                                                           The Wiser Oil Company

The BankOne Revolver provides the Company with up to a $25 million line of credit through April 30, 2001. The amounts available for borrowing are based on the Company's oil and gas reserves and the Company's Borrowing Base at December 31, 2000 was $8 million. Available loan and interest options are (i) Prime Rate Loans, at the bank's prime interest rate and (ii) Eurodollar Loans, at LIBOR plus 2.5%, 2.75% or 3% depending on the percentage of the Borrowing Base actually borrowed by the Company. The commitment fee on the unused Borrowing Base is 0.5%. The BankOne Revolver imposes certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness and requires the Company to, among other things, maintain certain financial ratios and make monthly escrow deposits of $1.0 million to fund the semi-annual interest payments on the 9 1/2% Senior Subordinated Notes. The Company is currently negotiating a new credit facility and, subject to the completion of the negotiations, the Company has classified the entire $0.5 million balance outstanding at December 31, 2000 as a current liability in the Consolidated Balance Sheets.

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

The Company believes that cash flows from operations and borrowings under a new credit facility will be sufficient to meet anticipated capital and exploration expenditure requirements (excluding any material property acquisitions) in 2001. If the Company's cash flows from operations and borrowings are not sufficient to satisfy its capital and exploration expenditure requirements, there is no assurance that additional equity or debt financing will be available to meet such requirements.

Capital and Exploration Expenditures

The Company requires capital primarily for the acquisition, development and exploitation of, and the exploration for, oil and gas properties, the repayment of indebtedness and general working capital needs. During 2001, subject to market conditions and drilling and operating results, the Company expects to spend approximately $36 million on acquisition, development, exploitation and exploration activities.

                                                           The Wiser Oil Company

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

In June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated and qualifies as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company uses derivatives to hedge oil and gas price risk and gains or losses on such derivatives prior to the adoption of SFAS No. 133 were recorded as adjustments to oil and gas sales. The Company adopted SFAS No. 133 on January 1, 2001 and its existing oil and gas hedging contracts were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings. Based on the cash flow hedges in effect on December 31, 2000, derivative liabilities of approximately $3.1 million would be recognized in the Company's consolidated balance sheet with an offsetting amount recognized in accumulated other comprehensive loss.

                                                           The Wiser Oil Company

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

Interest Rate Risk

Total debt at December 31, 2000 included $124.6 million of fixed-rate debt and $0.5 million of floating-rate debt attributed to borrowings under the BankOne Revolver. As a result, the Company's annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate (approximately 95 basis points) would be less than $0.01 million.

At December 31, 2000, the estimated fair value of the Company's fixed-rate debt of $124.6 million was $100.0 million. The fixed-rate debt will mature in May 2007 and the floating-rate debt will mature in May 2001.

Commodity Price Risk

The Company has in the past entered into and may in the future enter into hedging arrangements with respect to portions of its oil, natural gas and NGL production to reduce its sensitivity to volatile commodity prices. The Company believes that hedging, although not free of risk, allows the Company to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, hedging arrangements limit the benefit to the Company of increases in the prices of the hedged commodity. Moreover, the Company's hedging arrangements apply only to a portion of its production and provide only partial price protection against declines in prices. Such arrangements may expose the Company to risk of financial loss in certain circumstances. The Company expects that the amount of production it hedges will vary from time to time. During 2000, 1999 and 1998, the Company entered into various natural gas and crude oil forward sale agreements, natural gas price swaps and oil price collar agreements to hedge against price fluctuations. Oil and gas sales are adjusted for the effects of hedging transactions as the underlying hedged production is sold. Adjustments to oil and gas sales from the Company's hedging activities resulted in a decrease in revenues of $11.8 million in 2000, $3.6 million in 1999 and an increase in revenues of $0.2 million in 1998. Based on December 31, 2000 NYMEX futures prices, the fair value of the Company's hedging arrangements at December 31, 2000 was a loss of $3.1 million. A 10% increase in both the oil price and the gas price would

                                                           The Wiser Oil Company

increase this loss by $3.1 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $3.1 million.

As of March 9, 2001 the Company's hedging arrangements were as follows:

Crude Oil:                                 Daily Volume      Price per Bbl
---------                                  ------------      -------------
   January 1, 2001 to June 30, 2001        1,750 Bbls        $28.10
   January 1, 2001 to June 30, 2001        1,000 Bbls (1)    $25.00 floor, $32.00 ceiling
   July 1, 2001 to September 30, 2001      1,000 Bbls (1)    $25.00 floor, $30.46 ceiling

 Natural Gas:                              Daily Volume      Price per MMBTU
------------                               ------------      ---------------
   January 1, 2001 to December 31, 2001    10,000 MMBTU (1)  $4.00 floor, $6.10 ceiling

     (1) These are "collar" hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. Also see Note 1 to the Company's Consolidated Financial Statements included elsewhere in this Report. For 2001, the Company has hedged approximately 38% of its projected oil production and approximately 40% of its projected gas production.

Foreign Currency Exchange Risk

The Company receives a substantial portion of its revenue in Canadian dollars (36% in 2000). As a result, fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company's financial condition and results of operations. Historically however, exchange rate fluctuations have not been material to the Company.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Public Accountants, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-30 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                                           The Wiser Oil Company

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item will be contained in the Proxy Statement for the 2001 annual meeting of stockholders under the headings "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in the Proxy Statement for the 2001 annual meeting of stockholders under the heading "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in the Proxy Statement for the 2001 annual meeting of stockholders under the heading "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item, if any, will be contained in the Proxy Statement for the 2001 annual meeting of stockholders under the heading "Executive Compensation" and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. Financial Statements

   The following documents are filed as part of this Report:

   1. Report of Independent Public Accountants

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

B.    Reports on Form 8-K.

      The Company filed a report on Form 8-K on November 20, 2000 announcing its Board of Directors approved an extension of time, from November 25, 2000 to May 25, 2001, for Wiser Investment Company, LLC and its affiliates ("WIC") to exercise its option to purchase an additional $10 Million of Series C Convertible Preferred Stock under the terms of the Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 (the "Stock Purchase Agreement"). The Company and WIC entered into Amendment No. 1 to the Stock Purchase Agreement dated as of November 20, 2000 providing for the extension of WIC's option.

      The Company also announced that its Board of Directors approved the payment in kind of dividends on the Series C Preferred Stock for the second and third quarters of 2000.

                                                           The Wiser Oil Company

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

(3.1a) Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3.2)    Bylaws of the Company, as amended, incorporated by reference to Exhibit
         4.3 to the Company's report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

(3.2a)   Restated Bylaws of the Company, incorporated by reference to Exhibit
         3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3.3) Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, incorporated by reference to Exhibit
         3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3.4) Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit
         3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

                                                           The Wiser Oil Company

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

                                                           The Wiser Oil Company

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

                                                           The Wiser Oil Company

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

(10.14) +  The Wiser Oil Company 1997 Share Appreciation Rights Plan dated as of
           August 19, 1997.

(10.14a)+  Amendment to the Wiser Oil Company 1997 Share Appreciation Rights
           Plan dated May 18, 1999.

(10.15) Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of
           Event: March 10, 2000).

(10.15a) Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K (Commission File No. 0-5426), dated November 30, 2000 (Date of Event: November 21, 2001).

(10.16) Amended and Restated Warrant Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of
           Event: March 10, 2000).

10.17+ Employment Agreement dated as of May 26, 2000 between the Company and George K. Hickox, Jr., incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,2000.

10.18 Management Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit
           7.7 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.19 Stockholder Agreement dated as of May 26, 2000 among the Company, Wiser Investment Company, LLC and Dimeling, Schreiber and Park, incorporated by reference to Exhibit 7.6 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.20 Warrant Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit
           7.3 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

                                                           The Wiser Oil Company

(21) *    Subsidiaries of registrant.

(23.1) *  Consent of Independent Public Accountants.

(23.2) *  Consent of DeGolyer and MacNaugton, Independent Petroleum Engineers.

(23.3) * Consent of Gilbert Laustsen Jung Associates Ltd., Independent Petroleum Engineers.

______________

+ Represent management compensatory plans or agreements.
* Filed herewith.

                                                           The Wiser Oil Company

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2001.

                                        The Wiser Oil Company

                                    By: /s/ George K. Hickox, Jr.
                                        -------------------------
                                           George K. Hickox, Jr.
                                           Chairman and Chief
                                           Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                       Date
        ---------                    -----                       -----

    /s/ GEORGE K. HICKOX, JR.        Chairman, Chief Executive   March 26, 2001
---------------------------------
        GEORGE K. HICKOX, JR.        Officer and Director
                                     (Principal Executive
                                     Officer)

    /s/ C. FRAYER KIMBALL            Director                    March 26, 2001
---------------------------------
        C. FRAYER KIMBALL

    /s/ RICHARD R. SCHEIBER          Director                    March 26, 2001
---------------------------------
        RICHARD R. SCHEIBER

    /s/ A. W. SCHENCK, III           Director                    March 26, 2001
---------------------------------
        A. W. SCHENCK, III

    /s/ SCOTT W. SMITH               Director                    March 26, 2001
---------------------------------
        SCOTT W. SMITH

    /s/ JON L. MOSLE, JR.            Director                    March 26, 2001
---------------------------------
        JON L. MOSLE, JR.

    /s/ LORNE H. LARSON              Director                    March 26, 2001
---------------------------------
        LORNE H. LARSON

    /s/ RICHARD S. DAVIS             Vice President of Finance   March 26, 2001
---------------------------------
        RICHARD S. DAVIS             (Principal Financial and
                                     Accounting Officer)

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

Consolidated Statements of Cash Flows.......................  F-6

Notes to Consolidated Financial Statements..................  F-7

                   Report of Independent Public Accountants

To the Shareholders of The Wiser Oil Company:

We have audited the accompanying consolidated balance sheets of The Wiser Oil Company (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wiser Oil Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                         ARTHUR ANDERSEN LLP



Dallas, Texas,
March 9, 2001

                             THE WISER OIL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

             For the Years Ended December 31, 2000, 1999 and 1998

                                                  2000        1999        1998
                                                 ------      ------      ------
                                                  (000's except per share data)
Revenues:
  Oil and gas sales...........................  $67,016    $ 47,602    $ 59,197
  Interest income.............................    1,794         739         269
  Gain on sales of properties.................       74       3,555         615
  Pension plan curtailment gain...............       --          --         778
  Other.......................................      849         898         549
                                                -------------------------------
                                                 69,733      52,794      61,408
                                                -------------------------------

Costs and Expenses:
  Production and operating....................   24,125      21,111      26,529
  Purchased natural gas.......................       --         336       1,440
  Depreciation, depletion and amortization....   15,637      17,663      25,811
  Property impairments........................      680       2,214       3,838
  Exploration.................................    3,792       7,059      15,328
  General and administrative..................    8,720       6,816      10,571
  Interest expense............................   12,659      13,310      13,097
                                                -------------------------------
                                                 65,613      68,509      96,614
                                                -------------------------------

Earnings (Loss) Before Income Taxes...........    4,120     (15,715)    (35,206)
Income Tax Expense (Benefit)..................       --        (859)    (10,740)
                                                -------------------------------

Net Income (Loss).............................  $ 4,120    $(14,856)   $(24,466)

Preferred Stock Dividends.....................     (633)         --          --
                                                -------------------------------

Net Income (Loss) Available to Common Stock...  $ 3,487    $(14,856)   $(24,466)
                                                ===============================

Weighted Average Outstanding Shares:
  Basic.......................................    8,963       8,952       8,952
                                                 ==============================

  Diluted.....................................   11,090       8,952       8,952
                                                 ==============================

Earnings (Loss) Per Share (Note 12):
  Basic.......................................  $  0.39    $  (1.66)   $  (2.73)
                                                ===============================

  Diluted.....................................  $  0.37    $  (1.66)   $  (2.73)
                                                ===============================


The accompanying notes are an integral part of these consolidated financial statements.

                             THE WISER OIL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2000 and 1999

                                                                                          2000               1999
                                                                                       ----------         ----------
                                                                                    (000's except for per share amounts)
Assets
Current Assets:
    Cash and cash equivalents...................................................         $  34,144         $  21,447
    Restricted cash.............................................................               992               992
    Accounts receivable.........................................................            16,621             9,565
    Inventories.................................................................               420               335
    Prepaid expenses............................................................               426               379
                                                                                         ---------------------------
      Total current assets......................................................            52,603            32,718
                                                                                         ---------------------------
Property and Equipment, at cost:
    Oil and gas properties (successful efforts method)..........................           284,615           274,760
    Other properties............................................................             3,964             3,781
                                                                                         ---------------------------
                                                                                           288,579           278,541
    Accumulated depreciation, depletion and amortization........................          (128,211)         (118,568)
                                                                                         ---------------------------
    Net property and equipment..................................................           160,368           159,973
Other Assets....................................................................             3,342             4,035
                                                                                         ---------------------------
                                                                                         $ 216,313         $ 196,726
                                                                                         ===========================

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable............................................................         $  14,310         $  11,694
    Current portion of long-term debt...........................................               500               500
    Dividends payable...........................................................               265                --
    Accrued liabilities.........................................................             2,357             2,649
                                                                                         ---------------------------
      Total current liabilities.................................................            17,432            14,843
                                                                                         ---------------------------
Long-term Debt..................................................................           124,600           124,526
Deferred Benefit Cost...........................................................                --               216
Stockholders' Equity:
    Series C convertible preferred stock - $10 par value;
      1,000,000 shares authorized; shares issued and outstanding at
      December 31, 2000 - 600,000 at $25 liquidation value per share............             6,000                --
    Common stock - $.01 par value at December 31, 2000 and $3 par value at December 31, 1999; shares authorized - 30,000,000 at December 31, 2000 and 20,000,000 at December 31, 1999;
      shares issued - 9,209,113 at December 31, 2000 and 9,128,169 at December 31, 1999; shares outstanding - 9,032,909 at
      December 31, 2000 and 8,951,965 at December 31, 1999......................                92            27,385
    Paid-in capital.............................................................            38,568             3,223
    Retained earnings...........................................................            31,721            28,234
    Accumulated other comprehensive income......................................               629             1,028
    Treasury stock; 176,204 shares, at cost.....................................            (2,729)           (2,729)
                                                                                         ---------------------------
      Total stockholders' equity................................................            74,281            57,141
                                                                                         ---------------------------
                                                                                         $ 216,313         $ 196,726
                                                                                         ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                             THE WISER OIL COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 2000, 1999 and 1998

                                                       For the Years Ended December 31,
                                            ---------------------------------------------------------
                                                  2000                1999                 1998
                                            ----------------    ----------------     ----------------
                                            Shares    Amount    Shares    Amount     Shares    Amount
                                            ------    ------    ------    ------     ------    ------
Series C convertible preferred stock,                                (000's)
-------------------------------------
  $10.00 par value
  ----------------
 Balance at beginning of year.............      --   $     --       --   $     --        --   $     --
 Issuance of preferred stock..............     600      6,000       --         --        --         --
                                             -----   --------    -----   --------    ------   --------
 Balance at end of year...................     600      6,000       --         --        --         --
                                             =====   --------    =====   --------    ======   --------

Common stock, $0.01 par value:
------------------------------
 Balance at beginning of year.............   9,128     27,385    9,128     27,385     9,128     27,385
 Change in par value......................      --    (27,293)      --         --        --         --
 Issuance of common stock.................      81         --       --         --        --         --
                                             -----   --------    -----   --------    ------   --------
 Balance at end of year...................   9,209         92    9,128     27,385     9,128     27,385
                                                     --------            --------             --------

Paid-in capital:
----------------
 Balance at beginning of year.............              3,223               3,223                3,223
 Issuance of preferred stock..............              7,675                  --                   --
 Issuance of common stock.................                368                  --                   --
 Issuance of warrants.....................                  9                  --                   --
 Change in par value......................             27,293                  --                   --
                                                     --------            --------             --------
 Balance at end of year...................             38,568               3,223                3,223
                                                     --------            --------             --------

Retained earnings:
------------------
 Balance at beginning of year.............             28,234              43,090               68,630
 Net income (loss)........................              4,120             (14,856)             (24,466)
 Dividends paid on common stock...........                 --                  --               (1,074)
 Dividends on preferred stock.............               (633)                 --                   --
                                                     --------            --------             --------
 Balance at end of year...................             31,721              28,234               43,090
                                                     --------            --------             --------

Accumulated other comprehensive income:
------------------------------------------
 Balance at beginning of year.............              1,028               1,122                  915
 Cumulative foreign currency translation
   adjustment.............................               (232)                (94)                 207
 Change in accrued pension benefit
   liability..............................               (167)                 --                   --
                                                     --------            --------             --------
 Balance at end of year...................                629               1,028                1,122
                                                     --------            --------             --------

Treasury stock:
---------------
 Balance at beginning and end of year.....    (176)    (2,729)    (176)    (2,729)     (176)    (2,729)
                                             -----   --------    -----   --------    ------   --------

Total Stockholders' Equity................   9,033   $ 74,281    8,952   $ 57,141     8,952   $ 72,091
                                             =====   ========    =====   ========    ======   ========

Net income (loss).........................           $  4,120            $(14,856)            $(24,466)
Other comprehensive loss, net of tax......               (399)                (94)                 207
                                                     --------            --------             --------
Comprehensive Income (Loss)...............           $  3,721            $(14,950)            $(24,259)
                                                     ========            ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                             THE WISER OIL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 2000, 1999 and 1998

                                                           2000        1999        1998
                                                          ------      ------      ------
                                                                     (000's)
Cash Flows from Operating Activities:
       Net income (loss)                                 $  4,120    $(14,856)   $(24,466)
       Adjustments to reconcile net income (loss) to
        cash flows from operating activities:
         Depreciation, depletion and amortization......    15,637      17,663      25,811
         Deferred income taxes.........................        --        (686)     (9,592)
         Property sale gains...........................       (74)     (3,555)       (615)
         Property impairments and abandonments.........     2,113       6,824       8,744
         Foreign currency translation..................      (232)        (94)        207
         Pension benefit liability.....................      (167)         --          --
         Amortization of other assets..................       676         607         556
         Other changes:
           Restricted cash.............................        --        (992)         --
           Accounts receivable.........................    (7,056)       (463)      4,663
           Inventories.................................       (85)         39         338
           Income taxes receivable.....................        --       1,270        (545)
           Prepaid expenses............................       (47)         93        (597)
           Accounts payable............................     2,616       1,221      (7,923)
           Accrued liabilities.........................      (292)        (81)       (255)
           Deferred benefit costs......................      (216)       (162)       (791)
           Other.......................................        91        (350)      1,149
                                                         --------------------------------
             Operating Cash Flows......................    17,084       6,478      (3,316)
                                                         --------------------------------
Cash Flows From Investing Activities:
     Capital expenditures..............................   (20,066)     (8,327)    (29,980)
     Proceeds from sales of property and equipment.....     1,995      41,017       2,894
                                                         --------------------------------
             Investing Cash Flows......................   (18,071)     32,690     (27,086)
                                                         --------------------------------
Cash Flows From Financing Activities:
     Borrowings of long-term debt......................        --         500      21,000
     Repayments of long-term debt......................        --     (21,000)         --
     Preferred stock issued, net of issuance costs.....    13,675          --          --
     Warrants for common stock issued..................         9          --          --
     Dividends paid....................................        --          --      (1,074)
                                                         --------------------------------
             Financing Cash Flows......................    13,684     (20,500)     19,926
                                                         --------------------------------
Net Increase (Decrease) in Cash........................    12,697      18,668     (10,476)
Cash and Cash Equivalents, beginning of year...........    21,447       2,779      13,255
                                                         --------------------------------
Cash and Cash Equivalents, end of year.................  $ 34,144    $ 21,447    $  2,779
                                                         ================================


The accompanying notes are an integral part of these consolidated financial statements.

                             THE WISER OIL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999 and 1998

1.   Summary of Significant Accounting Policies

     a. Principles of Consolidation - The consolidated financial statements include the accounts of The Wiser Oil Company ("Company"), a Delaware corporation, and its wholly owned subsidiaries: The Wiser Oil Company of Canada ("Wiser Canada"), The Wiser Marketing Company, and T.W.O.C., Inc. Wiser Canada was formed in 1994 to conduct the Company's Canadian activities. Prior to the formation of Wiser Canada, the Company's oil and gas operations were conducted primarily in the United States. The Wiser Marketing Company functions as a natural gas marketer and broker. T.W.O.C., Inc. is a Delaware holding company responsible for the management of investment activities. Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years' amounts to current presentation.

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

     Long-lived assets are assessed for possible impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires the Company to assess the need for an impairment of capitalized costs of proved oil and gas properties and the costs of wells and related equipment and facilities on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%.

     The following expected future prices were used to estimate future cash flows to assess properties for impairment:

     Price starting after December 31, 2000, 1999 and 1998, respectively:


                                 2000       1999       1998
                                 ----       ----       ----
      Oil Price per barrel:
         Year 1..............   $25.00     $25.60     $12.35
         Year 2..............    24.00      25.60      13.73
         Year 3..............    23.00      25.60      14.57
         Year 4..............    23.00      25.60      15.81
         Thereafter..........    23.00      25.60   Escalated 3%
         Maximum.............    23.00      25.60      20.00

      Gas Price per MMBTU:
         Year 1..............   $ 5.00     $ 2.34     $ 1.96
         Year 2..............     4.50       2.34       2.25
         Year 3..............     4.00       2.34       2.34
         Year 4..............     4.00       2.34       2.55
         Thereafter..........     4.00       2.34   Escalated 3%
         Maximum.............     4.00       2.34       3.50

     Oil and gas expected future price estimates were based on NYMEX future prices at each year-end. Expected future prices were escalated if such prices were unusually low at year-end compared to historical averages, or expected future prices were reduced if such prices were unusually high at year-end compared to historical averages. These prices were applied to production profiles developed by the Company's engineers using proved developed and undeveloped reserves at December 31, 2000, 1999 and 1998, respectively. The Company's price assumptions change based on current industry conditions and the Company's future plans. During 2000, 1999 and 1998, the Company recognized impairments of $680,000, $2,214,000 and $3,838,000, respectively. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

     e. Cash and Cash Equivalents - Cash equivalents consist of short-term investments maturing in three months or less from the date of acquisition. These investments of $37,022,000 at December 31, 2000 and $24,020,000 at December 31, 1999 are recorded at cost plus accrued interest, which approximates market.

     f. Inventories - Oil and natural gas product inventories are recorded at the lower of average cost or market. Materials and supplies are recorded at the lower of average cost or market.

     g. Accrued Liabilities - In December 1998, the Company reduced its workforce by approximately 36% and the employee severance liability of $545,000 is included in general and administrative expense in the consolidated statements of income for the year ended December 31, 1998 and the entire liability was paid in 1999. Accrued liabilities also include accrued vacation and payroll of $168,000 at December 31, 2000 and $379,000 at December 31, 1999.

     h. Postretirement Benefits - SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," has no significant impact on the Company. The Company has no significant liabilities for postretirement benefits, other than pensions, and has historically recognized such liabilities as they are incurred.

     i. Gas Imbalances - Gas imbalances are accounted for using the sales method. The Company's net imbalance position is not material at December 31, 2000 and 1999.

     j. Financial Instruments - The following table sets forth the book value and estimated fair values of financial instruments at December 31, 2000 and 1999, respectively (000's):

                                          2000                 1999
                                     ---------------     ---------------
                                     Book      Fair      Book      Fair
                                     Value     Value     Value     Value
                                     -----     -----     -----     -----
        Cash and equivalents       $ 34,144  $ 34,144  $ 21,447   $ 21,447
        Restricted cash                 992       992       992        992
        Floating-rate debt              500       500       500        500
        Fixed-rate debt             124,600   100,000   124,526     98,750

     The fair value of the fixed-rate debt was based on quoted market prices of the Company's fixed-rate debt at December 31, 2000 and 1999, respectively. During 2000, 1999 and 1998, the Company entered into various natural gas forward sale agreements and natural gas price swap and oil price collar agreements to hedge against price fluctuations. Oil and gas sales in the accompanying Consolidated Statements of Income are adjusted for the effects of hedging transactions as the underlying hedged production is sold. Adjustments to oil and gas sales from the Company's hedging activities resulted in a reduction in revenues of $11,802,000 and $3,609,000 in 2000 and 1999, respectively, and an increase in revenues of $210,000 in 1998. At December 31, 2000, the Company had a net unrealized hedging loss of $3,083,000. As of December 31, 2000 and December 31, 1999, the Company had no deferred net gains or net losses. As of March 9, 2001 the Company's hedging arrangements were as follows:

          Crude Oil:                              Daily Volume      Price per Bbl
          ----------                              ------------      ----------------------------
          January 1, 2001 to June 30, 2001        1,750 Bbls        $28.10
          January 1, 2001 to June 30, 2001        1,000 Bbls (1)    $25.00 floor, $32.00 ceiling
          July 1, 2001 to September 30, 2001      1,000 Bbls  (1)   $25.00 floor, $30.46 ceiling

          Natural Gas:                            Daily Volume      Price per MMBTU
          ------------                            ------------      ----------------------------
          January 1, 2001 to December 31, 2001    10,000 MMBTU (1)  $4.00 floor, $6.10 ceiling

     (1) These are "collar" hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

     k. Foreign Currency Translation - The functional currency of Wiser Canada is the Canadian dollar. In accordance with SFAS No. 52, "Foreign Currency Translation," Wiser Canada's financial statements have been translated from Canadian dollars to U.S. dollars with the cumulative translation adjustment gain of $796,000 for 2000, $1,028,000 for 1999 and $1,122,000 for 1998
     classified in Stockholders' Equity.

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

     m. Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated and qualifies as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The change in fair value, to the extent the hedge is determined to be ineffective, is recorded currently earnings. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company currently uses derivatives to hedge oil and gas price risk and gains or losses on such derivatives are recorded as adjustments to oil and gas sales. The Company uses derivatives to hedge oil and gas price risk and gains or losses on such derivatives prior to the adoption of SFAS No. 133 were recorded as adjustments to oil and gas sales. The Company adopted SFAS No. 133 on January 1, 2001 and its existing oil and gas hedging contracts were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings. Based on the cash flow hedges in effect on December 31, 2000, derivative liabilities of approximately $3,083,000 would be recognized in the Company's consolidated balance sheet with an offsetting amount recognized in accumulated other comprehensive loss.

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

     b. On May 10, 1999 the Company entered into a $25 million Restated Credit Agreement ("BankOne Revolver") with Bank One, Texas, N.A. The BankOne Revolver provides the Company with up to a $25 million line of credit through April 30, 2001. At December 31, 2000, the amount available for borrowing, which is based on the Company's oil and gas reserves and the Company's Borrowing Base at December 31, 2000 was $8 million. Available loan and interest options are (i) Prime Rate Loans, at the bank's prime interest rate and (ii) Eurodollar Loans, at LIBOR plus 2.5%, 2.75% or 3% depending on the percentage of the Borrowing Base actually borrowed by the Company. The average interest rate during 2000 under the Credit Agreement was 9.25%. The commitment fee on the unused Borrowing Base is 0.5%. The BankOne Revolver imposes certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness and requires the Company to, among other things, maintain certain financial ratios and make monthly escrow deposits of $990,000 to fund the semi-annual interest payments on the 9 1/2% Senior Subordinated Notes. At December 31, 2000, restricted cash included $992,000 of escrow deposits which are restricted to fund the May 15, 2001 interest payment on the 9 1/2% Senior Subordinated Notes. The Company is currently negotiating a new credit facility.

     The Company paid $11,964,000, $12,993,000 and $12,375,000 in interest during 2000, 1999 and 1998, respectively.

     Long-term debt consists of the following (000's):                        December 31,
                                                                              ------------
                                                                             2000          1999
                                                                         --------      --------
      2007 Notes - 9.5% interest rate at December 31, 2000...........    $124,600      $124,526
      BankOne Revolver - 9.5% interest rate at December 31, 2000.....         500           500
                                                                         --------      --------
                                                                          125,100       125,026
      Less current maturities........................................         500           500
                                                                         --------      --------
                                                                         $124,600      $124,526
                                                                         ========      ========

   The annual requirements for reduction of principal of long-term debt outstanding as of December 31, 2000 are estimated as follows (000's):

   2001                                      $     500
   2002                                             --
   2003                                             --
   2004                                             --
   Thereafter                                  124,600
                                            ----------
                                             $ 125,100
                                            ==========

4.  Income Taxes

   The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the accounting procedures established by SFAS No. 109, "Accounting for Income Taxes." The Company did not pay any Federal income taxes in 2000, 1999 or 1998.

   Income tax expense (benefit) for the three years ended December 31, 2000 was as follows (000's):

                                                                                                       2000      1999     1998
                                                                                                      ------     ----    ------
         Current:
         Federal..................................................................................     $   --   $ (173)    $ (1,248)
         State....................................................................................         --       --          100
                                                                                                       ------   ------     --------
                                                                                                           --     (173)      (1,148)
                                                                                                       ------   ------     --------
      Deferred:
         Federal..................................................................................         --     (686)      (9,592)
                                                                                                       ------   ------     --------
     Total income tax expense (benefit)...........................................................     $   --   $ (859)    $(10,740)
                                                                                                       ======   ======     ========

      A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:


                                                                                                         2000     1999         1998
                                                                                                       ------   ------     --------
     Statutory federal income tax rate............................................................       34.0%    34.0%        34.0%
     Net operating loss...........................................................................      (34.0)   (28.5)        (3.5)
                                                                                                       ------   ------     --------
     Effective tax rate...........................................................................        0.0%     5.5%        30.5%
                                                                                                       ======   ======     ========

  The deferred tax liabilities and assets at December 31, 2000 and 1999 were as follows (000's):

                                                                 2000      1999
                                                               --------   ------
       Deferred tax assets:
                                                               $ 6,337   $ 5,530
       Alternative minimum tax credit carryforwards..........    3,040     3,040
       Other.................................................      193       265
                                                               -------   -------
           Total gross deferred tax assets...................    9,570     8,835
         Less valuation allowance............................   (4,455)   (3,069)
                                                               -------   -------
         Net deferred tax assets.............................    5,115     5,766
        Deferred tax liabilities:
        Property and equipment, principally due to
           differences in depreciation and the expensing of
              intangible drilling costs for tax purposes.....   (5,115)   (5,766)
                                                               -------   -------
        Net deferred tax liability...........................  $    --   $    --
                                                               =======   =======

   At December 31, 2000, the Company had a net operating loss ("NOL") for Federal income tax purposes of $18,637,000. The majority of the NOL carryforwards do not expire until 2019 and the alternative minimum tax credit carryforwards can be carried forward indefinitely. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At December 31, 2000, a valuation allowance of $4,455,000 was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities.

5.  Oil and Gas Producing Activities

   Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisitions, exploration and development activities (000's):



                                        U.S.      Canada      Total
                                     ----------  ---------  ----------
December 31, 2000:
------------------
      Capitalized Costs:
         Proved properties.........   $179,203   $ 95,918   $ 275,121
         Unproved properties.......      4,568      4,926       9,494
                                      --------   --------   ---------
           Total...................    183,771    100,844     284,615
         Accumulated DD&A..........    (69,251)   (55,877)   (125,128)
                                      --------   --------   ---------
         Net capitalized cost......   $114,520   $ 44,967   $ 159,487
                                      ========   ========   =========

      Costs Incurred during 2000:
         Property acquisition......   $  1,538   $  2,126   $   3,664
         Exploration...............   $  4,317   $  6,020   $  10,337
         Development...............   $  3,107   $  5,014   $   8,121


December 31, 1999:
------------------
      Capitalized Costs:
         Proved properties.........  $ 172,428   $ 87,295   $ 259,723
         Unproved properties.......     10,480      4,557      15,037
                                     ---------   --------   ---------
           Total...................    182,908     91,852     274,760
         Accumulated DD&A..........    (66,519)   (49,369)   (115,888)
                                     ---------   --------   ---------
         Net capitalized cost......  $ 116,389   $ 42,483   $ 158,872
                                     =========   ========   =========

      Costs Incurred during 1999:
         Property acquisition......  $     409   $    227   $     636
         Exploration (A)...........  $   1,108   $  3,566   $   4,674
         Development...............  $   2,524   $  2,838   $   5,362

December 31, 1998:
------------------
      Capitalized Costs:
         Proved properties.........  $ 261,361   $ 83,668   $ 345,029
         Unproved properties.......     18,007      4,938      22,945
                                     ---------   --------   ---------
           Total...................    279,368     88,606     367,974
         Accumulated DD&A..........   (114,769)   (41,825)   (156,594)
                                     ---------   --------   ---------
         Net capitalized cost......  $ 164,599   $ 46,781   $ 211,380
                                     =========   ========   =========

      Costs Incurred during 1998:
         Property acquisition......  $   2,946   $  1,181   $   4,127
         Exploration (A)...........  $  12,162   $  2,147   $  14,309
         Development...............  $  10,226   $ 11,397   $  21,623

(A)  U.S. includes $1,615 for exploration in Peru, S.A.

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

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998


   The net pension expense and principal assumptions utilized in computing net pension expense were as follows (000's):

                                                                                                       2000       1999       1998
                                                                                                     -------    -------    -------
           Service cost..........................................................................    $    16    $    --    $   375
           Interest cost.........................................................................        681        676        729
           Expected return on plan assets........................................................       (875)      (780)      (711)
           Amortization of prior service cost....................................................         --         --        148
           Amortization of transition obligation.................................................        (22)       (25)       (22)
           Recognized loss.......................................................................        (66)        --         --
                                                                                                     -------    -------    -------
           Net periodic pension credit...........................................................    $  (266)   $  (129)   $  (259)
                                                                                                     =======    =======    =======

           Discount rate.........................................................................        7.5%       8.0%       7.0%
           Rate of return on plan assets.........................................................        8.5%       8.5%       8.5%
           Rate of increase in compensation levels...............................................        0.0%       0.0%       0.0%

The following table presents the funded status of the Company's pension plan as of December 31 (000's):


     Change in benefit obligations:                                                                   2000       1999       1998
                                                                                                     -------    -------    -------
         Benefit obligation at beginning of year.................................................    $ 9,007    $ 9,666    $ 9,269
         Service cost............................................................................         16         --        375
         Interest cost...........................................................................        681        676        729
         Actuarial gain (loss)...................................................................        295       (712)     1,333
         Benefits paid...........................................................................       (704)      (623)      (602)
         Effect of plan curtailment..............................................................         --         --     (1,438)
                                                                                                     -------    -------    -------
         Benefit obligation at end of year.......................................................      9,295      9,007      9,666

     Change in plan assets:
         Fair value of plan assets at beginning of year..........................................     10,643      9,477      8,547
         Actual return on plan assets............................................................       (693)     1,789      1,032
         Employer contributions..................................................................         --         --        500
         Benefits paid...........................................................................       (704)      (623)      (602)
                                                                                                     -------    -------    -------
         Fair value of plan assets at end of year................................................      9,246     10,643      9,477

     Plan assets over (under) benefits obligations...............................................        (49)     1,636       (189)

     Unrecognized net actuarial loss (gain)......................................................        189     (1,740)       (16)
     Unrecognized transition obligation..........................................................        (21)       (43)       (65)
     Unrecognized prior service cost.............................................................         --         --         --
                                                                                                     -------    -------    -------
     Net amount recognized.......................................................................    $   119    $  (147)   $  (270)
                                                                                                     =======    =======    =======


The net amounts recognized in the consolidated balance sheets consist of the following (000's):

                                                                                                        2000      1999      1998
                                                                                                      -------    -------   -------
       Accrued benefit cost......................................................................    $   119    $  (147)   $  (270)
                                                                                                     =======    =======    =======

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998


7. Employee Savings Plan

   The Company has a qualified Savings Plan available to all employees. An employee may elect to have up to 15% of the employee's base monthly compensation, exclusive of other forms of special or extra compensation, withheld and placed in the Savings Plan account. On a monthly basis, the Company contributes to this account an amount equal to 50% of the employee's contribution, limited to 3% of the employee's base compensation. Company contributions to the Savings Plan were $88,000, $99,000 and $156,000, in 2000, 1999 and 1998, respectively.

8. Business Segment Information

   In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires reporting of financial and descriptive information about a company's reportable operating segments. The Company has identified only one operating segment, which is the exploration for and production of oil and gas with sales made to domestic and Canadian energy customers. Sales to major customers for the year ended December 31, 2000 were $28,059,000 to Highland Energy Company, $16,367,000 to Nexen Inc. and $8,377,000 to EOTT Energy Operating Ltd. which represented 42%, 24% and 13%, respectively, of the Company's total oil and gas revenues. Sales to major customers for the year ended December 31, 1999 were $19,345,000 to Highland Energy Company, $5,013,000 to CXY Energy Marketing and $4,972,000 to EOTT Energy Operating Ltd. which represented 41%, 11% and 10%, respectively, of the Company's total oil and gas revenues. Sales to major customers for the year ended December 31, 1998 were $20,684,000 to Highland Energy Company and $7,656,000 to Koch Oil Co. Ltd. which represented 34% and 13%, respectively, of the Company's total oil and gas revenues. The sales to Koch Oil Co. Ltd. accounted for approximately 55% of the Company's revenues from sales of its Canadian production in 1998. However, due to the nature of the oil and gas industry, the Company is not dependent upon any of these customers. The loss of any major customer would not have a material adverse impact on the Company's business.

   The following table summarizes the oil and gas activity of the Company by geographic area for the years ended December 31, 2000, 1999 and 1998.

                                                        U.S.      Canada     Total
                                                     ----------  --------  ---------
     2000:
     -----
   Total revenues................................     $ 44,650    $25,083   $ 69,733
   Costs and expenses:
     Production and operating....................       20,340      3,785     24,125
     DD&A........................................        9,565      6,072     15,637
     Property impairments........................           --        680        680
     Exploration.................................        1,690      2,102      3,792
     Other operating.............................       19,325      2,054     21,379
                                                      --------    -------   --------
        Total costs and expenses.................       50,920     14,693     65,613
                                                      --------    -------   --------
   Earnings (loss) before income taxes...........       (6,270)    10,390      4,120
   Income tax expense (benefit)..................           --         --         --
                                                      --------    -------   --------
   Net income (loss).............................     $ (6,270)   $10,390   $  4,120
                                                      ========    =======   ========
At year end:
Property and equipment, net of accumulated DD&A..     $115,372    $44,996   $160,368
                                                      ========    =======   ========
Total assets.....................................     $160,453    $55,860   $216,313
                                                      ========    =======   ========

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998


     1999:
     -----
     Total revenues...................................   $ 37,389    $15,405    $ 52,794
     Costs and expenses:
       Production and operating.......................     17,062      4,049      21,111
       Purchased natural gas..........................        336         --         336
       DD&A...........................................     10,655      7,008      17,663
       Property impairments...........................        900      1,314       2,214
       Exploration....................................      4,760      2,299       7,059
       Other operating................................     18,784      1,342      20,126
                                                         --------    -------    --------
          Total costs and expenses....................     52,497     16,012      68,509
                                                         --------    -------    --------
     Earnings (loss) before income taxes..............    (15,108)      (607)    (15,715)
     Income tax expense (benefit).....................       (859)        --        (859)
                                                         --------    -------    --------
     Net income (loss)................................   $(14,249)   $  (607)   $(14,856)
                                                         ========    =======    ========
     At year end:
     Property and equipment, net of accumulated DD&A..   $117,378    $42,595    $159,973
                                                         ========    =======    ========
     Total assets.....................................   $148,773    $47,953    $196,726
                                                         ========    =======    ========
     1998:
     -----
     Total revenues...................................   $ 47,106    $14,302    $ 61,408
     Costs and expenses:
       Production and operating.......................     22,217      4,312      26,529
       Purchased natural gas..........................      1,440         --       1,440
       DD&A...........................................     16,548      9,263      25,811
       Property impairments...........................      1,766      2,072       3,838
       Exploration....................................     13,046      2,282      15,328
       Other operating................................     21,669      1,999      23,668
                                                         --------    -------    --------
          Total costs and expenses....................     76,686     19,928      96,614
                                                         --------    -------    --------
     Loss before income taxes.........................    (29,580)    (5,626)    (35,206)
     Income tax benefit...............................    (10,740)        --     (10,740)
                                                         --------    -------    --------
     Net loss.........................................   $(18,840)   $(5,626)   $(24,466)
                                                         ========    =======    ========
     At year end:
     Property and equipment, net of accumulated DD&A..   $166,281    $47,014    $213,295
                                                         ========    =======    ========
     Total assets.....................................   $181,013    $50,797    $231,810
                                                         ========    =======    ========

9.  Contingencies

   The Company is a defendant in a civil action in Kentucky where the plaintiff has alleged damages resulting from the construction of a pipeline on the plaintiff's property. A judgement against the Company was awarded by a Circuit Court in the amount of $75,000 plus approximately $275,000 of pre-judgement interest for a total award of $350,000 to the plaintiff. The Company has appealed the Circuit Court ruling to the Kentucky Court of Appeals and the Company believes it is more likely than not that a the pre-judgement interest will be eliminated and the liability of the Company will be in the range of $25,000 to $75,000.

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998


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

     The Company has two stock option plans, the 1991 Stock Incentive Plan ("Incentive Plan") and the 1991 Non-Employee Directors' Stock Option Plan ("Directors' Plan"). The Incentive Plan provides for the issuance of ten-year options with a variable vesting period and a grant price equal to the fair market value at the issue date. The Directors' Plan, as amended, provides for the issuance of ten-year options with a six-month vesting period and a grant price equal to the fair market value at the issue date.

     A summary of the status of the Company's two stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended follows:

                                                   2000                      1999                     1998
                                               -------------------     ---------------------     ---------------------
                                                          Exercise                  Exercise                  Exercise
                                              Shares      Price(1)      Shares      Price(1)      Shares      Price(1)
                                              ------      --------      ------      --------      ------      --------
      Outstanding at beginning of year....   1,218,575     $13.68      1,027,350     $15.61      1,022,475     $15.62
      Granted.............................          --         --        223,825       4.96         10,500      11.94
      Exercised...........................          --         --             --         --             --         --
      Expired and cancelled...............    (107,500)     15.14        (32,600)     14.71         (5,625)     11.25
                                            ----------     ------     ----------     ------     ----------     ------
      Outstanding at end of year..........   1,111,075     $13.54      1,218,575     $13.68      1,027,350     $15.61
                                            ==========     ======     ==========     ======     ==========     ======
      Exercisable at end of year..........   1,111,075     $13.54      1,137,450     $13.27        868,850     $15.40
                                            ==========     ======     ==========     ======     ==========     ======
      Fair value of options granted(1)....  $       --                $     1.02                $     3.66
                                            ==========                ==========                ==========

(1)  Weighted average per option granted.

     223,825 of the options outstanding at December 31, 2000 have exercise prices between $3.50 and $5, with a weighted average exercise price of $4.96 and a weighted average remaining contractual life of 8.3 years. All of the $3.50 to $5 options are currently exercisable with a weighted average exercise price of $4.96. 547,250 of the options outstanding at December 31, 2000 have exercise prices between $11 and $15, with a weighted average exercise price of $14.33 and a weighted average remaining contractual life of 5.7 years. All of the $11 to $15 options are currently exercisable with a weighted average exercise price of $14.33. The remaining 340,000 options have exercise prices between $15 and $20, with a weighted average exercise price of $17.91 and a weighted average contractual life of
     4.3 years. 340,000 of the $15 to $20 options are currently exercisable with a weighted average exercise price of $17.91.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for both the Incentive Plan and the Directors'
     Plan:

                                             2000   1999    1998
                                             ----  -----   -----
          Risk free interest rate........     N/A   5.71%   5.58%
          Expected dividend yields.......     N/A   0.00%   1.01%
          Expected lives, in years.......     N/A   5.00    5.00
          Expected volatility............     N/A  48.11%  25.99%

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998


     Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the following pro forma amounts:


                                                                               2000       1999        1998
                                                                             ------   --------    --------
             Net income (loss) - as reported (in thousands)...............   $3,487   $(14,856)   $(24,466)
             Net income (loss) - pro forma (in thousands).................    3,354    (15,186)    (24,685)
             Earnings (loss) per share - as reported......................   $ 0.39      (1.66)      (2.73)
             Earnings (loss) per share - pro forma........................     0.37      (1.70)      (2.76)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of compensation cost to be expected in future years.

     Share Appreciation Rights Plan

     The Company has a share appreciation rights ("SARs") plan which authorizes the granting of SARs to employees of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs exercise price and the fair market value of the Company's common stock covered by the SARs on the exercise date. At December 31, 2000, 12,750 SARs were outstanding with an exercise price of $5.00 per share and 4,000 SARs were outstanding with an exercise price of $14.63 per share. All SARs are fully vested at December 31, 2000.

11.  Preferred Stock

     On December 13, 1999, the Board of Directors approved the sale of not less than 600,000 shares and not more than 1,000,000 shares of Series C Cumulative Convertible Preferred Stock ("Preferred Stock") through a private placement to Wiser Investment Company, LLC and its affiliates ("WIC") for $25 million. The sale of Preferred Stock was approved by the Company's shareholders on May 16, 2000, and 600,000 shares were issued to WIC on May 26, 2000 for $15 million, or $25 per share. WIC has the option, until May 25, 2001, to purchase up to an additional 400,000 shares of Preferred Stock for $10.0 million, or $25 per share. The Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $4.25 per common share, subject to customary adjustments. The Preferred Stock pays dividends in cash or in shares of the Company's common stock, at the option of the Company, at an annual rate of 7%. The holders of the Preferred Stock have the same voting rights as the holders of the Company's common stock with each share of the Preferred Stock having one vote for each share of common stock into which it is convertible. The Company received $13.7 million in net proceeds from the sale of Preferred Stock to WIC.

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

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998

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

     In May 2000, the Company also adopted an amended and restated certificate of incorporation which increased the number of authorized shares of common stock from 20,000,000 to 30,000,000, and the number of authorized shares of preferred stock from 300,000 shares to 1,000,000 shares. The par value of the common stock was also decreased from $3.00 per share to $.01 per share.


12.  Earnings Per Share

     The Company accounts for earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic EPS is computed by dividing net income available to common by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents consisting of stock options, warrants and convertible securities. Previously reported EPS were equivalent to the diluted EPS calculated under SFAS No. 128. Net income per share computations to reconcile basic and diluted net income for the years ended December 31, 2000, 1999 and 1998, respectively, consist of the following (in thousands, except per share data):

                                                                 2000         1999          1998
                                                                 ----         ----          ----
     Net income (loss) available to common stock............  $ 3,487     $(14,856)     $(24,466)
     Plus: Income impact of assumed conversions:
       Dividends on preferred stock.........................      633            -             -
                                                              -------     --------      --------
     Net income (loss) available to common plus
         assumed conversions................................  $ 4,120     $(14,856)     $(24,466)
                                                              =======     ========      ========

     Basic weighted average shares..........................    8,963        8,952         8,952
     Effect of dilutive securities:
       Convertible preferred stock..........................    2,127            -             -
       Warrants.............................................        -            -             -
       Stock options........................................        -            -             -
                                                              -------     --------      --------
     Diluted weighted average shares........................   11,090        8,952         8,952
                                                              =======     ========      ========

     Net Income (Loss) per Share:
       Basic................................................  $  0.39     $  (1.66)     $  (2.73)
       Diluted..............................................  $  0.37     $  (1.66)     $  (2.73)

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998


13.  Summary of Guaranties of 9 1/2% Senior Subordinated Notes

     In May 1997, the Company issued $125 million aggregate principal amount of its 9 1/2% senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by certain wholly owned subsidiaries of the Company (the "Subsidiary Guarantors"). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., Wiser Delaware LLC, The Wiser Oil Company of Canada, (collectively "Wiser Canada"), The Wiser Marketing Company and T.W.O.C., Inc. were the Subsidiary Guarantors (the "Initial Subsidiary Guarantors"). Except for two wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company's direct and indirect subsidiaries.

     Following is summarized financial information of the Subsidiary Guarantors. The Company has not presented separate financial statements and other disclosures concerning each Subsidiary Guarantor because management has determined that they are not material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.


Condensed Income Statement for the        Wiser Oil      Subsidiary       Consolidation
  Year Ended December 31, 2000             (Parent)      Guarantors        Adjustments        Total
                                          ----------     -----------      -------------      --------
                                                             (000's)
Revenues:
  Oil and gas sales                        $ 42,147        $ 24,869       $           -       $67,016
  Other                                       2,503             214                   -         2,717
                                            -------         -------       -------------       -------
    Total revenues                           44,650          25,083                   -        69,733
                                            -------         -------                           -------
Costs and Expenses:
  Production and operating                   20,340           3,785                   -        24,125
  DD&A and impairments                        9,565           6,752                   -        16,317
  Exploration                                 1,690           2,102                   -         3,792
  General and administrative                  6,666           2,054                   -         8,720
  Interest expense                           12,659               -                   -        12,659
                                            -------         -------       -------------       -------
    Total Expenses                           50,920          14,693                   -        65,613
                                            -------         -------       -------------       -------
Income (Loss) Before Taxes                   (6,270)         10,390                   -         4,120
                                            -------         -------       -------------       -------
Net Income (Loss)                          $ (6,270)       $ 10,390       $           -       $ 4,120
                                            =======         =======       =============       =======

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998

Condensed Income Statement for the    Wiser Oil   Subsidiary   Consolidation
 Year Ended December 31, 1999          (Parent)   Guarantors    Adjustments       Total
                                      ---------   ----------   -------------    --------
                                                    (000's)
Revenues:
  Oil and gas sales                    $ 32,076      $15,526   $           -    $ 47,602
  Other                                   4,790          402               -       5,192
                                       --------      -------                    --------
    Total revenues                       36,866       15,928               -      52,794
                                       --------      -------                    --------
Costs and Expenses:
  Production and operating               16,943        4,504               -      21,447
  DD&A and impairments                   11,555        8,322               -      19,877
  Exploration                             4,760        2,299               -       7,059
  General and administrative              5,474        1,342               -       6,816
  Interest expense                       13,310            -               -      13,310
                                       --------      -------   -------------    --------
    Total Expenses                       52,042       16,467               -      68,509
                                       --------      -------   -------------    --------
Income (Loss) Before Taxes              (15,176)        (539)              -     (15,715)
                                       --------      -------   -------------    --------
Net Income (Loss)                      $(14,344)     $  (512)  $           -    $(14,856)
                                       ========      =======   =============    ========

Condensed Income Statement for the
  Year Ended December 31, 1998
Revenues:
  Oil and gas sales                    $ 43,576      $15,621   $           -    $ 59,197
  Other                                   1,387          824               -       2,211
                                       --------      -------                    --------
    Total revenues                       44,963       16,445               -      61,408
                                       --------      -------                    --------
Costs and Expenses:
  Production and operating               21,774        6,195               -      27,969
  DD&A and impairments                   18,314       11,335               -      29,649
  Exploration                            13,046        2,282               -      15,328
  General and administrative              8,541        2,030               -      10,571
  Interest expense                       13,097            -               -      13,097
                                       --------      -------   -------------    --------
    Total Expenses                       74,772       21,842               -      96,614
                                       --------      -------   -------------    --------
Income (Loss) Before Taxes              (29,809)      (5,397)              -     (35,206)
                                       --------      -------   -------------    --------
Net Income (Loss)                      $(20,742)     $(3,724)  $           -    $(24,466)
                                       ========      =======   =============    ========

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998

Condensed Statement of Cash Flows for           Wiser Oil   Subidiary    Consolidation
 The Year Ended December 31, 2000                (Parent)   Guarantors    Adjustments     Total
                                                ----------  -----------  -------------  ----------
                                                              ( 00's)
Cash Flows From Operating Activities:
  Net income (loss)                              $ (6,270)    $ 10,390   $           -   $  4,120
  Add back reconciling items                       10,977        6,976               -     17,953
  Other changes                                    (3,674)      (1,315)              -     (4,989)
                                                 --------     --------                   --------
    Operating Cash Flows                            1,033       16,051               -     17,084
                                                 --------     --------                   --------
Cash Flows From Investing Activities:
  Capital expenditures                             (8,462)      11,604)              -    (20,066)
  Proceeds from property sales                          -        1,995               -      1,995
                                                 --------     --------                   --------
    Investing Cash Flows                           (8,462)      (9,609)              -    (18,071)
                                                 --------     --------                   --------
Cash Flows From Financing Activities:
  Intercompany transfers                            4,490       (4,490)              -          -
  Preferred stock issued, net of costs             13,675            -               -     13,675
  Other                                                 9            -               -          9
                                                 --------     --------   -------------   --------
    Financing Cash Flows                           18,174       (4,490)              -     13,684
                                                 --------     --------   -------------   --------
Net Increase (Decrease) in Cash                    10,745        1,952               -     12,697
Cash and Cash Equivalents, beginning of year       18,773        2,674               -     21,447
                                                 --------     --------   -------------   --------
Cash and Cash Equivalents, end of year           $ 29,518     $  4,626   $           -   $ 34,144
                                                 ========     ========   =============   ========

Condensed Statement of Cash Flows for
  The Year Ended December 31, 1999
Cash Flows From Operating Activities:
  Net income (loss)                              $(14,344)    $   (512)  $           -   $(14,856)
  Add back reconciling items                       12,240        8,519               -     20,759
  Other changes                                       609          (34)              -        575
                                                 --------     --------                   --------
    Operating Cash Flows                           (1,495)       7,973               -      6,478
                                                 --------     --------                   --------
Cash Flows From Investing Activities:
  Capital expenditures                             (3,574)      (4,753)              -     (8,327)
  Proceeds from property sales                     40,394          623               -     41,017
                                                 --------     --------                   --------
    Investing Cash Flows                           36,820       (4,130)              -     32,690
                                                 --------     --------                   --------
Cash Flows From Financing Activities:
  Borrowings (repayments) of long-term debt       (20,500)           -               -    (20,500)
  Intercompany transfers                            2,734       (2,734)              -          -
                                                 --------     --------   -------------   --------
    Financing Cash Flows                          (17,766)      (2,734)              -    (20,500)
                                                 --------     --------   -------------   --------
Net Increase (Decrease) in Cash                    17,559        1,109               -     18,668
Cash and Cash Equivalents, beginning of year        1,214        1,565               -      2,779
                                                 --------     --------   -------------   --------
Cash and Cash Equivalents, end of year           $ 18,773     $  2,674   $           -   $ 21,447
                                                 ========     ========   =============   ========

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998

Condensed Statement of Cash Flows for             Wiser Oil   Subsidiary   Consolidation
 The Year Ended December 31, 1998                  (Parent)   Guarantors    Adjustments      Total
                                                  ----------  -----------  --------------  ---------
                                                                (000's)
Cash Flows From Operating Activities:
  Net income (loss)                                $(20,742)    $ (3,724)  $           -    $(24,466)
  Add back reconciling items                         14,752       10,359               -      25,111
  Other changes                                      (3,768)        (193)              -      (3,961)
                                                   --------     --------                    --------
    Operating Cash Flows                             (9,758)       6,442               -      (3,316)
                                                   --------     --------                    --------
Cash Flows From Investing Activities:
  Capital expenditures                              (16,759)     (13,221)              -     (29,980)
  Proceeds from property sales                        1,237        1,657               -       2,894
                                                   --------     --------                    --------
    Investing Cash Flows                            (15,522)     (11,564)              -     (27,086)
                                                   --------     --------                    --------
Cash Flows From Financing Activities:
  Borrowings (repayments) of long-term debt          21,000            -               -      21,000
  Intercompany transfers                             (5,686)       5,686               -           -
  Dividends paid                                     (1,074)           -               -      (1,074)
                                                   --------     --------   -------------    --------
    Financing Cash Flows                             14,240        5,686               -      19,926
                                                   --------     --------   -------------    --------
Net Increase (Decrease) in Cash                     (11,040)         564               -     (10,476)
Cash and Cash Equivalents, beginning of year         12,254        1,001               -      13,255
                                                   --------     --------   -------------    --------
Cash and Cash Equivalents, end of year             $  1,214     $  1,565   $           -    $  2,779
                                                   ========     ========   =============    ========

Condensed Balance Sheets
  December 31, 2000

Assets:
  Current assets                                   $ 41,737     $ 10,866   $           -    $ 52,603
  Net property and equipment                        115,372       44,996               -     160,368
  Other assets                                       51,273            -         (47,931)      3,342
                                                   --------     --------   -------------    --------
    Total Assets                                   $208,382     $ 55,862   $     (47,931)   $216,313
                                                   ========     ========   =============    ========

Liabilities and Stockholders' Equity:
  Current liabilities                              $  9,501     $  7,931   $           -    $ 17,432
  Long-term debt                                    124,600            -               -     124,600
  Stockholders' equity                               74,281       47,931         (47,931)     74,281
                                                   --------     --------   -------------    --------
    Total Liabilities and Stockholders' Equity     $208,382     $ 55,862   $     (47,931)   $216,313
                                                   ========     ========   =============    ========

                             THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 2000, 1999 and 1998 (Unaudited)

Condensed Balance Sheets                          Wiser Oil   Subsidiary   Consolidation
  December 31, 1999                                (Parent)   Guarantors    Adjustments      Total
                                                  ----------  -----------  --------------  ---------
                                                                (000's)
Assets:
  Current assets                                   $ 27,355      $ 5,363      $      -      $ 32,718
  Net property and equipment                        117,377       42,596             -       159,973
  Other assets                                       46,298            -       (42,263)        4,035
                                                   --------      -------      --------      --------
    Total Assets                                   $191,030      $47,959      $(42,263)     $196,726
                                                   ========      =======      ========      ========

Liabilities and Stockholders' Equity:
  Current liabilities                              $  9,147      $ 5,696      $      -      $ 14,843
  Long-term debt                                    124,526            -             -       124,526
  Other long-term liabilities                           216            -             -           216
  Stockholders' equity                               57,141       42,263       (42,263)       57,141
                                                   --------      -------      --------      --------
    Total Liabilities and Stockholders' Equity     $191,030      $47,959      $(42,263)     $196,726
                                                   ========      =======      ========      ========

                             THE WISER OIL COMPANY

                      Supplemental Financial Information

       For the years ended December 31, 2000, 1999 and 1998 (Unaudited)


    The following pages include unaudited supplemental financial information as currently required by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board.

14. Estimated Quantities of Oil and Gas Reserves (Unaudited)

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

                             THE WISER OIL COMPANY

                      Supplemental Financial Information

       For the years ended December 31, 2000, 1999 and 1998 (Unaudited)

Following is a reconciliation of the Company's estimated net quantities of proved oil and gas reserves, as estimated by independent petroleum consultants.

                                                                    Oil (MBbls)                       Gas (MMcf)
                                                             ----------------------------     ----------------------------
                                                             U.S.      Canada      Total        U.S.      Canada     Total
                                                             ------  -----------  -------     --------  ----------  ------
    Balance December 31, 1997.....................         25,317       4,404     29,721      96,948      23,146   120,094
     Revisions of previous estimates.............          (2,773)        689     (2,084)     (4,001)      1,362    (2,639)
     Properties sold and abandoned...............            (215)       (118)      (333)       (237)       (882)   (1,119)
     Reserves purchased in place.................           2,686          --      2,686         319          --       319
     Extensions and discoveries..................             407         306        713      12,971       4,111    17,082
     Production..................................          (1,837)       (878)    (2,715)    (10,535)     (3,221)  (13,756)
                                                           ------       -----     ------     -------      ------   -------
    Balance December 31, 1998.....................         23,585       4,403     27,988      95,465      24,516   119,981
     Revisions of previous estimates.............             358        (164)       194      (3,070)     (2,951)   (6,021)
     Properties sold and abandoned...............          (1,928)        (20)    (1,948)    (41,235)       (352)  (41,587)
     Reserves purchased in place.................             461          --        461          39          --        39
     Extensions and discoveries..................             277         391        668       2,150       5,532     7,682
     Production..................................          (1,257)       (676)    (1,933)     (7,186)     (2,915)  (10,101)
                                                           ------        ----     ------     -------      ------   -------
    Balance December 31, 1999.....................         21,496       3,934     25,430      46,163      23,830    69,993
     Revisions of previous estimates.............            (221)         17       (204)      6,438      (2,214)    4,224
     Properties sold and abandoned...............              (1)       (262)      (263)        (36)     (1,597)   (1,633)
     Reserves purchased in place.................              --          75         75         688          25       713
     Extensions and discoveries..................             170       1,002      1,172       5,885       5,864    11,749
     Production..................................          (1,087)       (632)    (1,719)     (6,443)     (2,495)   (8,938)
                                                           ------       -----     ------     -------      ------    ------
    Balance December 31, 2000.....................         20,357       4,134     24,491      52,695      23,413    76,108
                                                           ======       =====     ======      =======     ======    ======

Proved Developed Reserves at December 31, (1):
     1997........................................          23,798       4,404     28,202      87,688      21,771   109,459
     1998........................................          22,701       4,253     26,954      86,610      23,736   110,346
     1999........................................          20,327       3,719     24,046      43,771      22,813    66,584
     2000........................................          19,462       4,134     23,596      49,363      23,036    72,399

   (1) Reserve volumes as assigned by third party engineers have been increased to reflect the effect of the Alberta Royalty Tax Credit refund. Total proved and proved developed reserves were increased by 389 MBBL and 2,088 MMCF for 1998, 136 MBBL and 826 MMCF for 1999 and 105 MBBL and 593 MMCF for 2000.

Standardized Measure of Discounted Future
Net Cash Flows of Proved Oil and Gas Reserves (Unaudited)

   The Company has estimated the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves in accordance with the standards established by the Financial Accounting Standards Board through its Statement No. 69. The estimates of future cash inflows are based on year-end prices. The weighted-average year-end sales price used to estimate future cash inflows were: 2000 - $25.18/BBL for oil and $9.72/MCF for gas, 1999 - $23.76/BBL for oil and $1.99/MCF for gas, and 1998 - $10.39/BBL for oil and $1.98/MCF for gas.

                             THE WISER OIL COMPANY

                      Supplemental Financial Information

       For the years ended December 31, 2000, 1999 and 1998 (Unaudited)


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

   The following are the Company's estimated standardized measure of discounted future net cash flows from proved reserves (000's):

                                                                   U.S.     Canada        Total
                                                                  -----     ------        ------

   December 31,2000:
   -----------------
   Future cash flows.......................................  $1,049,099    $300,818   $1,349,917
   Future production and development costs.................    (392,549)    (41,873)    (434,422)
   Future income tax expense...............................    (192,034)    (68,262)    (260,296)
                                                             ----------    --------   ----------
   Future net cash flows...................................     464,516     190,683      655,199
   10% Annual discount for estimated timing of cash flows..    (211,337)    (82,986)    (294,323)
                                                             ----------    --------   ----------
   Standardized measure of discounted cash flows...........  $  253,179    $107,697   $  360,876
                                                             ==========    ========   ==========

   December 31, 1999:
   ------------------
   Future cash flows.......................................  $  595,402    $141,011   $  736,413
   Future production and development costs.................    (277,756)    (38,989)    (316,745)
   Future income tax expense...............................     (76,024)    (17,816)     (93,840)
                                                             ----------    --------   ----------
   Future net cash flows...................................     241,622      84,206      325,828
   10% Annual discount for estimated timing of cash flows..    (114,440)    (34,472)    (148,912)
                                                             ----------    --------   ----------
   Standardized measure of discounted cash flows..........   $  127,182    $ 49,734   $  176,916
                                                             ==========    ========   ==========

   December 31, 1998:
   ------------------
   Future cash flows.......................................  $  440,715    $ 87,869   $  528,584
   Future production and development costs.................    (278,468)    (31,147)    (309,615)
   Future income tax expense...............................     (15,091)     (5,063)     (20,154)
                                                             ----------    --------   ----------
   Future net cash flows...................................     147,156      51,659      198,815
   10% Annual discount for estimated timing of cash flows..     (67,065)    (18,518)     (85,583)
                                                             ----------    --------   ----------
    Standardized measure of discounted cash flows..........  $   80,091    $ 33,141   $  113,232
                                                             ==========    ========   ==========

                             THE WISER OIL COMPANY

                      Supplemental Financial Information

       For the years ended December 31, 2000, 1999 and 1998 (Unaudited)

The following are the sources of changes in the standardized measure of discounted net cash flows (000's):

                                                                        2000        1999        1998
                                                                      --------    --------    --------
    Standardized measure, beginning of year.................        $ 176,916   $ 113,232   $ 174,489
    Sales, net of production costs..........................          (42,890)    (26,248)    (31,445)
    Net change in price and production costs..........                228,462     151,018     (78,321)
    Reserves purchased in place.............................            5,518       2,503       1,817
    Extensions, discoveries and improved recoveries.........           76,239      13,208      11,259
    Change in future development costs......................            1,275        (355)      9,316
    Revisions of previous quantity estimates and disposals..           (9,013)     (6,576)     (4,846)
    Sales of reserves in place..............................           (3,149)    (27,429)     (1,698)
    Accretion of discount...................................           22,254      12,383      21,007
    Changes in timing and other.............................             (630)    (19,794)    (13,327)
    Net change in income taxes..............................          (94,106)    (35,026)     24,981
                                                                    ---------   ---------   ---------
    Standardized measure, end of year.......................        $ 360,876   $ 176,916   $ 113,232
                                                                    =========   =========   =========

15. Unaudited Quarterly Financial Data

    The supplementary financial data in the table below for each quarterly period within the years ended December 31, 2000 and 1999 are derived from the unaudited consolidated financial statements of the Company.

                                        Net      Earnings
                                       Income      (Loss)
                           Revenues    (Loss)    Per Share
                           ---------  ---------  ----------
                             (000's)   (000's)
    2000:
     First quarter...       $15,165   $  (242)    $(0.03)
     Second quarter..        16,859    (1,323)     (0.15)
     Third quarter...        18,229     2,795       0.28
     Fourth quarter..        19,480     2,890       0.29

    1999:
     First quarter...       $11,871   $(4,358)    $(0.49)
     Second quarter..        13,978    (1,055)     (0.12)
     Third quarter...        12,710    (5,391)     (0.60)
     Fourth quarter..        14,235    (4,052)     (0.45)