Form 10-Q
period 2001-03-31
WISER OIL CO
filed 2001-05-15
CIK 107874

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter ended March 31, 2001 Commission file number 0-5426

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

             X
           -----                 -----
           Yes                   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                    Outstanding at March 31, 2001
        --------------               -----------------------------
        $.01 par value                         9,161,133

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

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                   March 31,   December 31,
                                                                     2001           2000
                                                                   ---------   ------------
                                                                  (000's) except share data
Assets
Current Assets:
 Cash and cash equivalents.......................................  $  37,511   $     34,144
 Restricted cash.................................................      3,974            992
 Accounts receivable.............................................     13,250         16,621
 Inventories.....................................................        417            420
 Fair value of derivatives.......................................        617             --
 Prepaid expenses................................................      1,978            426
                                                                   ---------   ------------
     Total current assets........................................     57,747         52,603
                                                                   ---------   ------------
Property and Equipment, at cost:
 Oil and gas properties (successful efforts method)..............    287,370        284,615
 Other properties................................................      3,933          3,964
                                                                   ---------   ------------
                                                                     291,303        288,579
 Accumulated depreciation, depletion and amortization............   (132,757)      (128,211)
                                                                   ---------   ------------
 Net property and equipment......................................    158,546        160,368
Other Assets.....................................................      3,185          3,342
                                                                   ---------   ------------
                                                                   $ 219,478   $    216,313
                                                                   =========   ============

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable................................................  $   8,207   $     14,310
 Current portion of long-term debt...............................        500            500
 Dividends payable...............................................         --            265
 Fair value of derivatives.......................................        430             --
 Accrued liabilities.............................................      4,891          2,357
                                                                   ---------   ------------
   Total current liabilities.....................................     14,028         17,432
                                                                   ---------   ------------

Long-term Debt...................................................    124,618        124,600

Stockholders' Equity:
 Series C convertible preferred stock - $10 par value;
  1,000,000 shares authorized; 600,000 shares issued and outstanding
  at $25 liquidation value per share.............................      6,000          6,000
  Common stock - $.01 par value; 30,000,000 shares authorized;
  shares issued - 9,337,337 at March 31, 2001 and 9,209,113
  at December 31, 2000; shares outstanding - 9,161,133 at
  March 31, 2001 and 9,032,909 at December 31, 2000..............         93             92
 Paid-in capital.................................................     39,117         38,568
 Retained earnings...............................................     37,558         31,721
 Accumulated other comprehensive income..........................        793            629
 Treasury stock; 176,204 shares, at cost.........................     (2,729)        (2,729)
                                                                   ---------   ------------
   Total stockholders' equity....................................     80,832         74,281
                                                                   ---------   ------------
                                                                   $ 219,478   $    216,313
                                                                   =========   ============

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                      For the Three Months
                                                         Ended March 31,
                                                       ------------------
                                                          2001       2000
                                                       -------    -------
                                                  (000's except per share data)
Revenues:
   Oil and gas sales.........................          $23,829    $14,678
   Interest income...........................              540        297
   Other.....................................              130        190
                                                       -------    -------
                                                        24,499     15,165
                                                       -------    -------

Costs and Expenses:
   Production and operating..................            6,890      5,279
   Depreciation, depletion and amortization..            4,191      3,802
   Exploration...............................            2,246      1,456
   General and administrative................            1,918      1,702
   Interest expense..........................            3,158      3,168
                                                       -------    -------
                                                        18,403     15,407
                                                       -------    -------

Earnings (Loss) Before Income Taxes..........            6,096       (242)
                                                       -------    -------

Net Income (Loss)............................            6,096       (242)

Preferred Stock Dividends....................             (259)        --
                                                       -------    -------

Net Income (Loss) Available to Common Stock..          $ 5,837    $  (242)
                                                       =======    =======

Weighted Average Outstanding Shares:
 Basic.......................................            9,081      8,952
                                                       =======    =======

 Diluted.....................................           12,753      8,952
                                                       =======    =======

Earnings (Loss) Per Share:
  Basic......................................          $  0.64    $ (0.03)
                                                       =======    =======

  Diluted....................................          $  0.48    $ (0.03)
                                                       =======    =======


     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   For the Three Months Ended March 31, 2001



                                                           Shares    Amount
                                                           ------   --------
Series C convertible preferred stock,                           (000's)
-------------------------------------
  $10.00 par value
  ----------------
 Balance at beginning and end of period..................     600    $ 6,000
                                                            =====   --------

Common stock, $0.01 par value:
------------------------------
 Balance at beginning of period..........................   9,209         92
 Issuance of common stock................................     128          1
                                                            -----   --------
 Balance at end of period................................   9,337         93
                                                            -----   --------

Paid-in capital:
----------------
 Balance at beginning of period..........................             38,568
 Issuance of common stock................................                549
                                                                    --------
 Balance at end of period................................             39,117
                                                                    --------

Retained earnings:
------------------
 Balance at beginning of period..........................             31,721
 Net income..............................................              6,096
 Dividends on preferred stock............................               (259)
                                                                    --------
 Balance at end of period................................             37,558
                                                                    --------

Accumulated other comprehensive income:
---------------------------------------
 Balance at beginning of period..........................                629
 Foreign currency translation
   adjustment............................................                (23)
 Net change in derivative fair value:
  Cumulative effect of accounting change.................             (3,083)
  Change in derivative fair value........................              1,704
  Reclassification adjustments - contract settlements....              1,566
                                                                    --------
 Balance at end of period................................                793
                                                                    --------

Treasury stock:
---------------
 Balance at beginning and end of period..................    (176)    (2,729)
                                                            -----   --------

Total Stockholders' Equity...............................   9,161    $80,832
                                                            =====   ========

Net income...............................................            $ 6,096
Foreign currency translation
   adjustment............................................                (23)
Net change in derivative fair value:
  Cumulative effect of accounting change.................             (3,083)
  Change in derivative fair value........................              1,704
  Reclassification adjustments - contract settlements                  1,566
                                                                    --------
Comprehensive Income.....................................            $ 6,260
                                                                    ========

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   For the Three Months
                                                                      Ended March 31,
                                                                   --------------------
                                                                     2001        2000
                                                                   --------    --------
                                                                          (000's)
Cash Flows From Operating Activities:
   Net Income (Loss).............................................   $ 6,096    $  (242)
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................     4,191      3,802
     Property sales gains........................................        --        (11)
     Foreign currency translation................................       (23)         3
     Property impairments and abandonments.......................       962        151
     Amortization of other assets................................       169        169
     Other Changes:
       Restricted cash...........................................    (2,982)    (2,983)
       Accounts receivable.......................................     3,371     (1,469)
       Inventories...............................................         3         (1)
       Prepaid expenses..........................................    (1,552)      (546)
       Other assets..............................................         7       (252)
       Accounts payable..........................................    (6,103)      (598)
       Accrued liabilities.......................................     2,534      2,713
       Deferred benefits cost....................................        --        (14)
                                                                   --------    --------
          Operating Cash Flows...................................     6,673        722
                                                                   --------    --------
Cash Flows From Investing Activities:
   Capital expenditures..........................................    (3,331)    (6,671)
   Proceeds from sales of property and equipment.................        --         11
                                                                   --------    --------
          Investing Cash Flows...................................    (3,331)    (6,660)
                                                                   --------    --------

Cash Flows From Financing Activities:
   Common stock issued...........................................        25         --
                                                                   --------    --------
          Investing Cash Flows...................................        25         --
                                                                   --------    --------

Net Increase (Decrease) In Cash..................................     3,367     (5,938)
Cash and Cash Equivalents, beginning of period...................    34,144     21,447
                                                                   --------    --------
Cash and Cash Equivalents, end of period.........................   $37,511    $15,509
                                                                   ========    ========


     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Notes to Financial Statements

Note 1. Hedging Activities

   As of May 14, 2001 the Company's hedging arrangements were as follows:

     Crude Oil:                                Daily Volume      Price per Bbl
     ----------                                ---------------   ----------------------------
     April 1, 2001 to June 30, 2001            1,750 Bbls        $28.10
     July 1, 2001 to September 30, 2001        1,750 Bbls        $28.63
     April 1, 2001 to June 30, 2001            1,000 Bbls (1)    $25.00 floor, $32.00 ceiling
     July 1, 2001 to September 30, 2001        1,000 Bbls  (1)   $25.00 floor, $30.46 ceiling
     October 1, 2001 to December 31, 2001      1,000 Bbls (1)    $25.00 floor, $30.41 ceiling

     Natural Gas:                              Daily Volume      Price per MMBTU
     ------------                              ---------------   ----------------------------
     April 1, 2001 to December 31, 2001        10,000 MMBTU (1)  $4.00 floor, $6.10 ceiling


     (1) These are "collar" hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

     During the first quarter of 2001, oil and gas sales were reduced $1.6 million from the Company's hedging activities. Based on March 31, 2001 NYMEX futures prices, the fair value of the Company's hedging arrangements at March 31, 2001 was a gain of $0.2 million. A 10% increase in both the oil price and the gas price would increase this loss by $1.6 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $1.5 million.

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

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)

  Condensed Income Statement for the  Wiser Oil   Subsidiary   Consolidation
    Quarter Ended March 31, 2001       (Parent)   Guarantors    Adjustments     Total
                                      ----------  -----------  -------------  ---------
                                                    (000's)
Revenues:
  Oil and gas sales                     $16,646       $7,183      $    -       $23,829
  Other                                     357          313           -           670
                                        -------       ------      ------       -------
    Total revenues                       17,003        7,496           -        24,499
                                        -------       ------      ------       -------
Costs and Expenses:
  Production and operating                5,865        1,025           -         6,890
  DD&A and impairments                    2,517        1,674           -         4,191
  Exploration                             1,664          582           -         2,246
  General and administrative              1,421          497           -         1,918
  Interest expense                        3,158            -           -         3,158
                                        -------       ------      ------       -------
    Total Expenses                       14,625        3,778           -        18,403
                                        -------       ------      ------       -------
Income (Loss) Before Taxes                2,378        3,718           -         6,096
                                        -------       ------      ------       -------
Net Income (Loss)                       $ 2,378       $3,718      $    -       $ 6,096
                                        =======       ======      ======       =======

Condensed Income Statement for the
  Quarter Ended March 31, 2000

Revenues:
  Oil and gas sales                     $ 9,413       $5,265      $    -       $14,678
  Other                                     458           29           -           487
                                        -------       ------      ------       -------
    Total revenues                        9,871        5,294           -        15,165
                                        -------       ------      ------       -------
Costs and Expenses:
  Production and operating                4,374          905           -         5,279
  DD&A and impairments                    2,328        1,474           -         3,802
  Exploration                               109        1,347           -         1,456
  General and administrative              1,315          387           -         1,702
  Interest expense                        3,168            -           -         3,168
                                        -------       ------      ------       -------
    Total Expenses                       11,294        4,113           -        15,407
                                        -------       ------      ------       -------
Income (Loss) Before Taxes               (1,423)       1,181           -          (242)
                                        -------       ------      ------       -------
Net Income (Loss)                       $(1,423)      $1,181      $    -       $  (242)
                                        =======       ======      ======       =======

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)


Condensed Statement of Cash Flows for           Wiser Oil   Subsidiary   Consolidation
  The Quarter Ended March 31, 2001               (Parent)   Guarantors    Adjustments     Total
                                                ----------  -----------  -------------  ---------
                                                                     (000's)
Cash Flows From Operating Activities:
  Net income (loss)                               $ 2,378      $ 3,718      $    -       $ 6,096
  Add back reconciling items                        3,287        2,012           -         5,299
  Other changes                                    (2,106)      (2,616)          -        (4,722)
                                                  -------      -------      ------       -------
    Operating Cash Flows                            3,559        3,114           -         6,673
                                                  -------      -------      ------       -------
Cash Flows From Investing Activities:
  Capital expenditures                             (2,561)        (770)          -        (3,331)
  Proceeds from property sales                          -            -           -             -
                                                  -------      -------      ------       -------
    Investing Cash Flows                           (2,561)        (770)          -        (3,331)
                                                  -------      -------      ------       -------
Cash Flows From Financing Activities:
    Intercompany transfers                          4,000       (4,000)          -             -
    Common stock issued                                25            -           -            25
                                                  -------      -------      ------       -------
    Financing Cash Flows                            4,025       (4,000)          -            25
                                                  -------      -------      ------       -------
Net Increase (Decrease) in Cash                     5,023       (1,656)          -         3,367
Cash and Cash Equivalents, beginning of period     29,518        4,626           -        34,144
                                                  -------      -------      ------       -------
Cash and Cash Equivalents, end of period          $34,541      $ 2,970      $    -       $37,511
                                                  =======      =======      ======       =======

Condensed Statement of Cash Flows for
  The Quarter Ended March 31, 2000

Cash Flows From Operating Activities:
  Net income (loss)                               $(1,423)     $ 1,181      $    -       $  (242)
  Add back reconciling items                        2,616        1,498           -         4,114
  Other changes                                    (2,955)        (195)          -        (3,150)
                                                  -------      -------      ------       -------
    Operating Cash Flows                           (1,762)       2,484           -           722
                                                  -------      -------      ------       -------
Cash Flows From Investing Activities:
  Capital expenditures                             (2,811)      (3,860)          -        (6,671)
  Proceeds from property sales                          -           11           -            11
                                                  -------      -------      ------       -------
    Investing Cash Flows                           (2,811)      (3,849)          -        (6,660)
                                                  -------      -------      ------       -------
Cash Flows From Financing Activities:
 Intercompany transfers                                 -            -           -             -
  Common stock issued, net of costs                     -            -           -             -
                                                  -------      -------      ------       -------
    Financing Cash Flows                                -            -           -             -
                                                  -------      -------      ------       -------
Net Increase (Decrease) in Cash                    (4,573)      (1,365)          -        (5,938)
Cash and Cash Equivalents, beginning of period     18,773        2,674           -        21,447
                                                  -------      -------      ------       -------
Cash and Cash Equivalents, end of period          $14,200      $ 1,309      $    -       $15,509
                                                  =======      =======      ======       =======

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)


Condensed Balance Sheets                           Wiser Oil  Subsidiary Consolidation
   March 31, 2001                                  (Parent)   Guarantors  Adjustments       Total
                                                  ----------  ----------  ------------  -------------

Assets:
  Current assets                                   $ 51,170      $ 6,577     $      -        $ 57,747
  Net property and equipment                        114,815       43,731            -         158,546
  Other assets                                       50,810            -      (47,625)          3,185
                                                   --------      -------     --------        --------
    Total Assets                                   $216,795      $50,308     $(47,625)       $219,478
                                                   ========      =======     ========        ========

Liabilities and Stockholders' Equity:
  Current liabilities                              $ 11,345      $ 2,683     $      -        $ 14,028
  Long-term debt                                    124,618            -            -         124,618
  Stockholders' equity                               80,832       47,625      (47,625)         80,832
                                                   --------      -------     --------        --------
    Total Liabilities and Stockholders' Equity     $216,795      $50,308     $(47,625)       $219,478
                                                   ========      =======     ========        ========

Condensed Balance Sheets
  December 31, 2000

Assets:
  Current assets                                   $ 41,737      $10,866     $      -        $ 52,603
  Net property and equipment                        115,372       44,996            -         160,368
  Other assets                                       51,273            -      (47,931)          3,342
                                                   --------      -------     --------        --------
    Total Assets                                   $208,382      $55,862     $(47,931)       $216,313
                                                   ========      =======     ========        ========

Liabilities and Stockholders' Equity:
  Current liabilities                              $  9,501      $ 7,931     $      -        $ 17,432
  Long-term debt                                    124,600            -            -         124,600
  Stockholders' equity                               74,281       47,931      (47,931)         74,281
                                                   --------      -------     --------        --------
    Total Liabilities and Stockholders' Equity     $208,382      $55,862     $(47,931)       $216,313
                                                   ========      =======     ========        ========

     See other notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Note 3. Net Income per Common Share

     Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):


                                                                For the Quarter
                                                                Ended March 31,
                                                             ---------------------
                                                               2001        2000
                                                             ---------   ---------
Net income (loss) available to common stock.............      $ 5,837     $  (242)
Plus, Income impact of assumed conversions
  Dividends on preferred stock..........................          259           -
                                                             --------    --------
Net income (loss) available to common plus
  assumed conversions...................................      $ 6,096     $  (242)
                                                             ========    ========

Basic weighted average shares...........................        9,081       8,952
Effect of dilutive securities:
  Convertible preferred stock...........................        3,529           -
  Warrants..............................................          140           -
  Stock options.........................................            3           -
                                                             --------    --------
Diluted weighted average shares.........................       12,753       8,952
                                                             ========    ========

Net Income (Loss) per Share:
  Basic.................................................      $  0.64     $ (0.03)
  Diluted...............................................         0.48       (0.03)

Note 4. Subsequent Event

     On May 4, 2001, the Company entered into an agreement with the shareholders of Invasion Energy Inc. ("Invasion") to acquire Invasion for an aggregate purchase price of $55.0 million Canadian dollars ("C$"). Wiser will acquire all of the outstanding common shares of Invasion for C$33.0 million cash and assume net indebtedness of C$22.0 million. Invasion is a privately-held oil and gas company based in Calgary that has been operating primarily in the Wolverine and Bison Lake fields located approximately 275 miles northwest of Edmonton, Alberta. Invasion is currently producing approximately 15,400 Mcf per day of gas (before royalties) from 70 active wells producing from multiple zones at depths averaging less than 1,300 feet. Invasion operates and has a 100% working interest in virtually all of the properties. In addition, Invasion has a 95% working interest in approximately 235,000 acres of undeveloped leases surrounding the producing wells. The transaction is expected to close by May 31, 2001.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Comparison of Quarters Ended March 31, 2001 and March 31, 2000

     Revenues for the first quarter of 2001 increased $9.3 million or 62% from the first quarter of 2000, due to significantly higher oil and gas prices received in the first quarter of 2001. Oil sales for the first quarter of 2001 were $1.9 million higher than the first quarter of 2000 as the average price received for oil sales in the first quarter of 2001 was $26.53 per barrel, up $2.99 per barrel or 13% from the first quarter of 2000. Net oil production for the first quarter of 2001 was 394,000 barrels, up 32,000 barrels or 9% from 362,000 barrels in the first quarter of 2000. Canadian oil production in the first quarter of 2001 was approximately 32,000 barrels higher than the first quarter of 2000 due primarily to increased oil production from the Evi field. Gas sales for the first quarter of 2000 were $7.5 million higher than the first quarter of 2000 due primarily to higher realized prices. The average price received for gas sales during the first quarter of 2001 was $5.83 per mcf, an increase of $3.61 per mcf or 163% from the first quarter of 2000. Gas production for the first quarter of 2001 was 2,142 MMCF, down 100 MMCF or 4% from the first quarter of 2000. Oil and gas sales were reduced by $1.6 million in the first quarter of 2001 and by $1.4 million in the first quarter of 2000 from the Company's hedging activities.

     Production and operating expense for the first quarter of 2001 increased $1.3 million, or 31% from the first quarter of 2000. Higher oil and gas prices led to increased production taxes in the first quarter of 2001 which were $1.0 million higher than the first quarter of 2000. Production and operating expense at the Maljamar field in the first quarter of 2001 was $0.4 million higher than the first quarter of 2000. On a BOE basis, production and operating expense during the first quarter of 2001 increased to $8.77 per BOE or 32% from $6.65 per BOE during the first quarter of 2000. Depreciation, depletion and amortization ("DD&A") for the first quarter of 2001 increased $0.4 million or 10% from the first quarter of 2000. The increase was primarily from Canadian operations. Exploration expense for the first quarter of 2001 was $2.2 million, up $0.8 million from the first quarter of 2000 due to increased exploration activity in the U.S. General and administrative expense in the first quarter of 2001 was $1.9 million, up $0.2 million from the first quarter of 2000 due primarily to fees and expenses associated with potential acquisitions. Interest expense in the first quarter of 2001 was $3.2 million, unchanged from the first quarter of 2000. The Company had a net operating loss carryforward for Federal income tax purposes of $18.6 million at December 31, 2000. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At March 31, 2001, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no income tax expense was recognized in the first quarter of 2001, and income tax benefits were recognized in 2000 only to the extent of the Company's existing deferred income tax liability.

     The Company realized net income available for common stock of $5.8 million and basic net earnings per share of $0.64 in the first quarter of 2001 compared to a net loss of $0.2 million and net loss per share of $0.03 during the first quarter of 2000.

     Operating cash flows during the first quarter of 2001 were $6.7 million, up $6.0 million from the first quarter of 2000. Higher oil and gas sales increased cash flows from operations by $9.2 million while changes in working capital decreased cash flows from operations by $4.7 million. Capital expenditures during the first quarter of 2001 were $3.3 million, down $3.4 million from $6.7 million in the first quarter of 2000. The Company's capital and exploration budget for 2001 is approximately $36 million. On a cash basis, the Company paid $0.01 million in interest expense in the first quarter of 2001 and no income taxes were paid in the first quarter of 2001.

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



                                         THE WISER OIL COMPANY
                                     -------------------------------------------
                                      (Registrant)



Date:  May 14, 2001                      /s/ George K. Hickox, Jr.
                                     -------------------------------------------
                                      George K. Hickox, Jr.
                                      Chairman, Chief Executive Officer
                                      and Director (Principal Executive
                                      Officer)



Date:  May 14, 2001                      /s/ Richard S. Davis
                                     -------------------------------------------
                                      Richard S. Davis
                                      Vice President of Finance
                                      (Principal Financial and
                                      Accounting Officer)

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

                               Index to Exhibits

Exhibit
Number    Exhibit
------    -------

None

+ Filed herewith.