Form 10-Q
period 2001-06-30
WISER OIL CO
filed 2001-08-14
CIK 107874

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended June 30, 2001 Commission file number 0-5426

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

             x
           -----     _____
            Yes        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                             Outstanding at June 30, 2001
        -------------                         ----------------------------
        $.01 par value                                         9,161,133

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

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                        June 30,    December 31,
                                                                                          2001          2000
                                                                                        ---------   ------------
Assets                                                                                 (000's) except share data
Current Assets:
 Cash and cash equivalents............................................                  $  22,729      $  34,144
 Restricted cash......................................................                         --            992
 Accounts receivable..................................................                     15,313         16,621
 Inventories..........................................................                        592            420
 Fair value of derivatives............................................                      3,486             --
 Prepaid expenses.....................................................                      1,207            426
                                                                                        ------------------------
     Total current assets.............................................                     43,327         52,603
                                                                                        ------------------------

Property and Equipment, at cost:
 Oil and gas properties (successful efforts method)...................                    345,321        284,615
 Other properties.....................................................                      3,914          3,964
                                                                                        ------------------------
                                                                                          349,235        288,579
 Accumulated depreciation, depletion and amortization.................                   (122,001)      (128,211)
                                                                                        ------------------------
 Net property and equipment...........................................                    227,234        160,368
Other Assets..........................................................                      3,435          3,342
                                                                                        ------------------------
                                                                                        $ 273,996      $ 216,313
                                                                                        ========================

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable.....................................................                  $  11,083      $  14,310
 Current portion of long-term debt....................................                         --            500
 Dividends payable....................................................                        319            265
 Accrued liabilities..................................................                      3,269          2,357
                                                                                        ------------------------
   Total current liabilities..........................................                     14,671         17,432
                                                                                        ------------------------

Long-term Debt........................................................                    144,317        124,600
Deferred Income Taxes.................................................                     12,419             --

Stockholders' Equity (Note 2):
 Series C convertible preferred stock - $10 par value;
  1,000,000 shares authorized; 1,000,000 shares issued and
  outstanding at June 30, 2001 and 600,000 shares outstanding
  at December 31, 2000 - at $25 liquidation value per share                                10,000          6,000
 Common stock - $.01 par value; shares authorized - 30,000,000;
  shares issued - 9,337,337 at June 30, 2001 and 9,209,113 at
  December 31, 2000; shares outstanding - 9,161,133 at June 30,
  2001 and 9,032,909 at December 31, 2000; ...........................                         93             92
 Preferred stock discount, net of $323,000 amortization...............                     (9,683)            --
 Paid-in capital......................................................                     55,128         38,568
 Retained earnings....................................................                     47,147         31,721
 Accumulated other comprehensive income...............................                      2,633            629
 Treasury stock; 176,204 shares, at cost..............................                     (2,729)        (2,729)
                                                                                        ------------------------
   Total stockholders' equity.........................................                    102,589         74,281
                                                                                        ------------------------
                                                                                        $ 273,996      $ 216,313
                                                                                        ========================

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   For the Three Months             For the Six Months
                                                   --------------------             ------------------
                                                      Ended June 30,                  Ended June 30,
                                                      --------------                  --------------
                                                       2001      2000                 2001      2000
                                                     -------   -------              -------   -------
                                                               (000's except per share data)
Revenues:
  Oil and gas sales.........................         $20,407   $16,200              $44,236   $30,878
  Gain on sale of property..................           8,296        --                8,296        --
  Interest income...........................             369       399                  908       696
  Other.....................................             410       260                  541       450
                                                     -------   -------              -------   -------
                                                      29,482    16,859               53,981    32,024
                                                     -------   -------              -------   -------

Costs and Expenses:
  Production and operating..................           7,472     6,139               14,361    11,418
  Depreciation, depletion and amortization..           4,605     3,929                8,796     7,731
  Property impairments......................              --       680                   --       680
  Exploration...............................           1,657       784                3,904     2,240
  General and administrative................           2,006     3,474                3,924     5,176
  Interest expense..........................           3,322     3,176                6,480     6,344
                                                     -------   -------              -------   -------
                                                      19,062    18,182               37,465    33,589
                                                     -------   -------              -------   -------

Earnings (Loss) Before Income Taxes.........          10,420    (1,323)              16,516    (1,565)
Income Taxes................................            (189)       --                 (189)       --
                                                     -------   -------              -------   -------

Net Income (Loss)...........................         $10,231   $(1,323)             $16,327   $(1,565)
                                                     =======   =======              =======   =======

Earnings (Loss) Per Share:
 Basic......................................         $  1.05    ($0.16)             $  1.69    ($0.19)
                                                     =======   =======              =======   =======

 Diluted....................................         $  0.75    ($0.16)             $  1.23    ($0.19)
                                                     =======   =======              =======   =======

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                             THE WISER OIL COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    For the Six Months Ended June 30, 2001

                                                       Shares    Amount
                                                       -------  ---------
Series C convertible preferred stock, $10 par value         (000's)
---------------------------------------------------
  Balance at beginning of period.....................     600   $  6,000
  Issuance of preferred stock........................     400      4,000
                                                        -----   --------
  Balance at end of period...........................   1,000     10,000
                                                        =====   --------

Common stock, $0.01 par value:
------------------------------
  Balance at beginning of period.....................   9,209         92
  Issuance of common stock...........................     128          1
                                                        -----   --------
  Balance at end of period...........................   9,337         93
                                                                --------

Preferred stock discount:
-------------------------
  Balance at beginning of period.....................                 --
  Issuance of preferred stock........................            (10,006)
  Amortization of preferred stock discount...........                323
                                                                --------
  Balance at end of period...........................             (9,683)
                                                                --------

Paid-in capital:
----------------
  Balance at beginning of period.....................             38,568
  Issuance of preferred stock........................              6,000
  Beneficial conversion option.......................              9,192
  Issuance of common stock...........................                549
  Issuance of warrants...............................                813
                                                                --------
  Balance at end of period...........................             55,128
                                                                --------

Retained earnings:
------------------
  Balance at beginning of period.....................             31,721
  Net income.........................................             16,327
  Dividends on preferred stock.......................               (578)
  Amortization of preferred stock discount...........               (323)
                                                                --------
  Balance at end of period...........................             47,147
                                                                --------

Accumulated other comprehensive income:
---------------------------------------
  Balance at beginning of period.....................                629
  Foreign currency translation adjustment............               (731)
  Net change in derivative fair value:
     Cumulative effect of accounting change..........             (3,083)
     Change in derivative fair value.................              4,281
     Reclassification adjustments....................              1,537
                                                                --------
  Balance at end of period...........................              2,633
                                                                --------

Treasury stock:
---------------
  Balance at beginning and end of period.............    (176)    (2,729)
                                                        -----   --------
Total Stockholders' Equity...........................   9,161   $102,589
                                                        =====   ========

The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    For the Six Months
                                                                   --------------------
                                                                      Ended June 30,
                                                                   --------------------
                                                                     2001       2000
                                                                   --------   --------
                                                                         (000's)
Cash Flows From Operating Activities:
   Net Income (Loss).............................................  $ 16,327   $ (1,565)
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................     8,796      7,731
     Deferred income taxes.......................................       (90)        --
     Property sale gains.........................................    (8,296)       (11)
     Foreign currency translation................................      (731)        36
     Property impairments and abandonments.......................     1,660      1,701
     Amortization of other assets................................       343        338
     Other Changes:
       Accounts receivable.......................................     1,308     (2,087)
       Restricted cash...........................................       992         --
       Inventories...............................................      (172)         3
       Fair value of derivative..................................      (319)        --
       Prepaid expenses..........................................      (781)      (493)
       Other assets..............................................      (399)        78
       Accounts payable..........................................    (3,227)      (560)
       Accrued liabilities.......................................       912      1,096
       Deferred benefits cost....................................        --       (216)
                                                                   --------   --------
          Operating Cash Flows...................................    16,323      6,051
                                                                   --------   --------

Cash Flows From Investing Activities:
   Capital expenditures..........................................   (56,949)   (10,387)
   Proceeds from sales of property and equipment.................        --         11
                                                                   --------   --------
          Investing Cash Flows...................................   (56,949)   (10,376)
                                                                   --------   --------

Cash Flows From Financing Activities:
   Increase in long-term debt....................................    19,180         --
   Preferred stock issued, net of issuance costs.................    10,000     13,675
   Common stock issued...........................................        25         --
   Warrants for common stock issued..............................         6          9
                                                                   --------   --------
          Financing Cash Flows...................................    29,211     13,684
                                                                   --------   --------

Net Increase (Decrease)..........................................   (11,415)     9,359
Cash and Cash Equivalents, beginning of period...................    34,144     21,447
                                                                   --------   --------
Cash and Cash Equivalents, end of period.........................  $ 22,729   $ 30,806
                                                                   ========   ========

The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                             THE WISER OIL COMPANY

Notes to Financial Statements

Note 1. Hedging Activities

   As of August 14, 2001 the Company's hedging arrangements were as follows:

The Wiser Oil Company
     Crude Oil:                                Daily Volume      Price per Bbl
     ----------                                ------------      ----------------------------
     July 1, 2001 to September 30, 2001        1,750 Bbls  (1)   $28.63
     October 1, 2001 to December 31, 2001      1,750 Bbls        $28.18
     July 1, 2001 to September 30, 2001        1,000 Bbls  (2)   $25.00 floor, $30.46 ceiling
     October 1, 2001 to December 31, 2001      1,000 Bbls  (2)   $25.00 floor, $30.41 ceiling
     January 1, 2002 to March 31, 2002         1,000 Bbls  (2)   $25.00 floor, $29.34 ceiling

     Natural Gas:                              Daily Volume      Price per MMBTU
     ------------                              ------------      ----------------------------
     July 1, 2001 to December 31, 2001         10,000 MMBTU (2)  $4.00 floor, $6.10 ceiling
     January 1, 2002 to June 30, 2002          10,000 MMBTU (3)  $4.01

Invasion Energy Inc.
     Natural Gas:                              Daily Volume      Price per MMBTU
     ------------                              ------------      ----------------------------
     July 1, 2001 to October 31, 2001          4,000 MMBTU  (2)  $4.06 floor, $5.85 ceiling
     July 1, 2001 to October 31, 2001          4,000 MMBTU  (2)  $4.17 floor, $5.53 ceiling

     (1) This swap is extendable into the fourth quarter of 2001 at the same daily volume and price per barrel at the option of the counterparty. As such, it does not qualify for hedge accounting and changes in fair value have been recorded in earnings.

     (2) These are "collar" hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

     (3) This swap is extendable to March 31, 2003 at the same daily volume and price per mcf at the option of the counterparty. As such, it does not qualify for hedge accounting and changes in fair value will be recorded in earnings.

     During the second quarter of 2001, oil and gas sales were increased by $0.03 million and other income was increased by $0.3 million from the Company's hedging activities. During the first half of 2001, oil and gas sales were decreased by $1.5 million and other income was increased by $0.3 million from the company's hedging activities. Based on June 30, 2001 NYMEX futures prices, the fair value of the Company's hedging arrangements at June 30, 2001 was a gain of $2.5 million for collars and $1.0 million for swaps. A 10% increase in both the oil price and the gas price would decrease this gain by $1.9 million and a 10% decrease in both the oil price and the gas price would increase this gain by $1.8 million.

Note 2. Convertible Preferred Stock

     On June 1, 2001, the Company sold an additional 396,000 shares of Series C Cumulative Convertible Preferred Stock ("Preferred Stock") to Wiser Investors, L.P., a Delaware limited partnership ("Investors") for $9.9 million, or $25 per share and 4,000 shares of Preferred Stock to A. Wayne Ritter for $100,000 or $25 per share. Wiser Investment Company, LLC ("WIC") is the general partner of Investors. The Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $4.25 per common share, subject to customary adjustments. The Preferred Stock pays dividends in cash or in shares of the Company's common stock, at the option of the Company, at an annual rate of 7%. The holders of the Preferred Stock have the same voting rights as the holders of the Company's common stock with each share of the Preferred Stock having one vote for each share of common stock into which it is convertible.

                             THE WISER OIL COMPANY

         Any shares of Preferred Stock not previously converted will convert automatically to common stock on May 26, 2003, or whenever the market price of the Company's common stock exceeds $10.00 per share for a period of 60 consecutive trading days.

         On June 1, 2001, WIC acquired warrants to purchase 296,686 shares of the Company's common stock at $4.25 per share. The purchase price of the warrants is $0.02 per warrant. The warrants are not exercisable until May 26, 2002 and will expire on May 26, 2007.

         The warrants were recorded based on their relative fair value to the Preferred Stock at the time of issuance. Because the market price of the Company's common stock exceeded the conversion price of the preferred stock on the date of issuance, a preferred stock discount was recorded. This discount is being amortized as a reduction of net income available to common stock until the redemption date of May 26, 2003. If the preferred stock is converted prior to May 2003, the unamortized discount will be recognized in the period of conversion.


Note 3. Acquisition of Invasion Energy Inc.

         On May 22, 2001, the Company acquired 100% of the outstanding common stock of Invasion Energy Inc. ("Invasion") through its wholly-owned subsidiary The Wiser Oil Company of Canada ("Wiser Canada"). The total purchase price was $37.5 million which was financed with $22.6 million of cash and $14.9 million of borrowings by Wiser Canada under its credit facility.

         The aggregate purchase price is computed as follows (000's):

                                                                Aggregate
                                                              Purchase Price
                                                              --------------
         Aggregate purchase price for 100% of
           Invasion Common Stock                                 $ 21,419
         Nonrecurring cash transaction costs                        1,201
                                                                 --------
         Aggregate purchase price                                $ 22,620
                                                                 ========

         The following table represents the allocation of the total purchase price of Invasion to the acquired assets and liabilities of Invasion (000's).

                                                              Allocation of
                                                                Aggregate
                                                              Purchase Price
                                                              --------------
         Net working capital                                   $    1,142
         Property and equipment                                    48,145
         Long-term debt                                           (14,928)
         Deferred income taxes                                    (11,739)
                                                               ----------
         Aggregate purchase price                              $   22,620
                                                               ==========

                             THE WISER OIL COMPANY

        Following are the unaudited pro forma results of operations for the Company for the six months ended June 30, 2001 and June 30, 2000, as if the acquisition of Invasion took place on January 1, 2000 (000's):

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                                  2001       2000
                                                                  ----       ----
                  Revenues                                     $ 63,543   $ 36,547
                  Expenses                                       45,296     39,685
                                                               --------   --------
                  Net Income                                   $ 18,247   $ (3,138)
                                                               ========   ========

                  Earnings per share - Basic                   $   1.90   $  (0.36)
                                                               ========   ========
                  Earnings per share - Diluted                 $   1.38   $  (0.36)
                                                               ========   ========

Note 4. Gain on Sale of Assets

        On June 29, 2001, Wiser Canada entered into an Asset Exchange Agreement to acquire producing properties and exploration acreage valued at $25.3 million (CDN $38.3 million). Under the Agreement, Wiser Canada exchanged certain of its producing properties valued at $16.2 million and paid $9.1 million in cash, before closing adjustments. The exchange of producing properties valued at $16.2 million has been accounted for as a sale of assets and, accordingly, a gain of $8.3 million has been recognized in the consolidated statements of income. The $9.1 million cash portion of the transaction was funded with $4.5 million of cash on hand and $4.6 million of bank debt.

Note 5. Net Income per Common Share

        Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):

                                                                  For the Quarter        For the Six Months
                                                                   Ended June 30,          Ended June 30,
                                                                   --------------           --------------
                                                               2001         2000          2001       2000
                                                             --------     ---------     --------  -----------
     Net income (loss).................................      $ 10,231      $ (1,323)    $ 16,327       (1,565)
     Less preferred dividends..........................          (319)         (100)        (578)        (100)
     Less amortization of preferred stock discount ....          (323)            -         (323)           -
                                                             --------     ---------     --------  -----------
     Net income (loss) available to common stock.......         9,589        (1,423)      15,426       (1,665)
     Plus: Income impact of assumed conversions:
       Dividends on preferred stock and amortization...           642           100          901          100
                                                             --------     ---------     --------  -----------
     Net income (loss) available to common plus
         assumed conversions...........................      $ 10,231     $  (1,423)    $ 16,327   $   (1,665)
                                                             ========     =========     ========   ==========
     Basic weighted average shares.....................         9,161         8,952        9,121        8,952
     Effect of dilutive securities:
       Convertible preferred stock.....................         4,305             -        3,929            -
       Warrants........................................           231             -          186
       Stock options...................................             4             -            4            -
                                                             --------     ---------      ---------   ----------
     Diluted weighted average shares...................        13,701         8,952       13,240        8,952
                                                             ========     =========     ========   ==========
     Net Income (Loss) per Share:
        Basic..........................................      $   1.05     $   (0.16)    $   1.69   $    (0.19)
        Diluted........................................          0.75         (0.16)        1.23   $    (0.19)

                             THE WISER OIL COMPANY

Note 6. Comprehensive Income

        Comprehensive income is as follows (000's):

                                                                          For the Quarter        For the Six Months
                                                                        Ended June 30, 2001      Ended June 30, 2001
                                                                        -------------------      -------------------
           Net income..............................................       $   10,231                $   16,327
           Foreign currency translation adjustment.................             (708)                     (731)
           Net change in derivative fair value:
             Cumulative effect of accounting change................               --                    (3,083)
             Change in derivative fair value.......................            2,577                     4,281
           Reclassification adjustments - contract settlements ....              (29)                    1,537
                                                                           ---------                 ---------
           Comprehensive Income....................................       $   12,071                 $  18,331
                                                                          ==========                 =========

Note 7. Long-term Debt

        On May 21, 2001 the Company entered into an $80 million revolving credit facility ("Union Revolver") with Union Bank of California, N.A. and National Bank of Canada. The initial aggregate borrowing base under the Union Revolver is $40 million and is allocated $30 million for general corporate purposes and $10 million exclusively for acquisition of oil and gas properties. The $40 million aggregate borrowing base is also allocated $20 million for Canadian borrowings and $20 million for U.S. borrowings. The aggregate borrowing base is re-determined by the banks semi-annually starting in October 2001. At June 30, 2001, the Company had $19.7 million of Canadian borrowings outstanding and $20.3 million was available primarily for U.S. borrowings. Available loan and interest options are (i) Prime Rate Loans, at the banks' prime interest rate; (ii) Eurodollar Loans, at LIBOR plus 2.125%, 2.375% or 2.625% depending on the percentage of the borrowing base actually borrowed by the Company; (iii) Canadian Prime Rate Advances, at the Canadian bank's prime interest rate, and
(iv) Canadian Banker's Acceptances, at the Canadian drawing fee rate. The average interest rate during the second quarter of 2001 under the Union Revolver was 7.04%. The commitment fee on the unused borrowing base is 0.375%. The Union Revolver imposes certain restrictions on sales of assets, payment of dividends, incurring of indebtedness and requires the Company to maintain certain financial ratios. Under the Union Revolver, there is no requirement to maintain restricted cash balances after May 21, 2001.

Note 8. Summary of Guaranties of 9 1/2% Senior Subordinated Notes

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

                             THE WISER OIL COMPANY

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

Condensed Income Statement for the    Wiser Oil   Subsidiary   Consolidation
  Quarter Ended June 30, 2001          (Parent)   Guarantors    Adjustments     Total
                                      ----------  -----------  -------------  ---------
                                                        (000's)
Revenues:
  Oil and gas sales                     $12,037      $ 8,370   $           -   $20,407
  Other                                     742        8,333               -     9,075
                                        -------      -------   -------------   -------
    Total revenues                       12,779       16,703               -    29,482
                                        -------      -------   -------------   -------
Costs and Expenses:
  Production and operating                6,050        1,422               -     7,472
  DD&A and impairments                    2,116        2,489               -     4,605
  Exploration                             1,271          386               -     1,657
  General and administrative              1,473          533               -     2,006
  Interest expense                        3,209          113               -     3,322
                                        -------      -------   -------------   -------
    Total Expenses                       14,119        4,943               -    19,062
                                        -------      -------   -------------   -------
Income (Loss) Before Taxes               (1,340)      11,760               -    10,420
  Income tax                                 --          189               -       189
                                        -------      -------   -------------   -------
Net Income (Loss)                       $(1,340)     $11,571   $           -   $10,231
                                        =======      =======   =============   =======

Condensed Income Statement for the
  Quarter Ended June 30, 2000

Revenues:
  Oil and gas sales                     $ 9,850      $ 6,350   $           -   $16,200
  Other                                     647           12               -       659
                                        -------      -------   -------------   -------
    Total revenues                       10,497        6,362               -    16,859
                                        -------      -------   -------------   -------
Costs and Expenses:
  Production and operating                5,177          962               -     6,139
  DD&A and impairments                    2,324        2,285               -     4,609
  Exploration                               641          143               -       784
  General and administrative              2,609          865               -     3,474
  Interest expense                        3,176            -               -     3,176
                                        -------      -------   -------------   -------
    Total Expenses                       13,927        4,255               -    18,182
                                        -------      -------   -------------   -------
Income (Loss) Before Taxes               (3,430)       2,107               -    (1,323)
                                        -------      -------   -------------   -------
Net Income (Loss)                       $(3,430)     $ 2,107   $           -   $(1,323)
                                        =======      =======   =============   =======

                             THE WISER OIL COMPANY

Condensed Income Statement for the    Wiser Oil   Subsidiary   Consolidation
  Six Months Ended June 30, 2001       (Parent)   Guarantors    Adjustments     Total
                                      ----------  -----------  -------------  ---------
                                                       (000's)
Revenues:
  Oil and gas sales                     $28,424      $15,812   $           -   $44,236
  Other                                   1,357        8,388               -     9,745
                                        -------      -------   -------------   -------
    Total revenues                       29,781       24,200               -    53,981
                                        -------      -------   -------------   -------
Costs and Expenses:
  Production and operating               11,913        2,448               -    14,361
  DD&A and impairments                    4,633        4,163               -     8,796
  Exploration                             2,936          968               -     3,904
  General and administrative              2,895        1,029               -     3,924
  Interest expense                        6,367          113               -     6,480
                                        -------      -------   -------------   -------
    Total Expenses                       28,744        8,721               -    37,465
                                        -------      -------   -------------   -------
Income Before Taxes                       1,037       15,479               -    16,516
  Income tax                                 --         (189)              -      (189)
                                        -------      -------   -------------   -------
Net Income                              $ 1,037      $15,290   $           -   $16,327
                                        =======      =======   =============   =======

Condensed Income Statement for the
  Six Months Ended June 30, 2000

Revenues:
  Oil and gas sales                     $19,264      $11,614   $           -   $30,878
  Other                                   1,104           42               -     1,146
                                        -------      -------   -------------   -------
    Total revenues                       20,368       11,656               -    32,024
                                        -------      -------   -------------   -------
Costs and Expenses:
  Production and operating                9,552        1,866               -    11,418
  DD&A and impairments                    4,652        3,759               -     8,411
  Exploration                               749        1,491               -     2,240
  General and administrative              3,924        1,252               -     5,176
  Interest expense                        6,344            -               -     6,344
                                        -------      -------   -------------   -------
    Total Expenses                       25,221        8,368               -    33,589
                                        -------      -------   -------------   -------
Income (Loss) Before Taxes               (4,853)       3,288               -    (1,565)
                                        -------      -------   -------------   -------
Net Income (Loss)                       $(4,853)     $ 3,288   $           -   $(1,565)
                                        =======      =======   =============   =======

                             THE WISER OIL COMPANY

Condensed Statement of Cash Flows for             Wiser Oil   Subsidiary   Consolidation
  The Six Months Ended June 30, 2001               (Parent)   Guarantors    Adjustments     Total
                                                  ----------  -----------  -------------  ---------
                                                                     (000's)
Cash Flows From Operating Activities:
  Net income                                        $ 1,037     $ 15,290   $           -  $ 16,327
  Add back reconciling items                          8,190       (6,508)              -     1,682
  Other changes                                        (798)        (888)              -    (1,686)
                                                    -------     --------   -------------  --------
    Operating Cash Flows                              8,429        7,894               -    16,323
                                                    -------     --------   -------------  --------
Cash Flows From Investing Activities:
  Capital expenditures                               (8,790)     (48,159)              -   (56,949)
  Proceeds from property sales                            -            -               -         -
                                                    -------     --------   -------------  --------
    Investing Cash Flows                             (8,790)     (48,159)              -   (56,949)
                                                    -------     --------   -------------  --------
Cash Flows From Financing Activities:
    Intercompany transfers                          (20,500)      20,500               -         -
    Long term debt                                     (500)      19,680               -    19,180
    Preferred stock issued                           10,000            -               -    10,000
    Common stock issued                                  25            -               -        25
    Warrants issued                                       6            -               -         6
                                                    -------     --------   -------------  --------
    Financing Cash Flows                            (10,969)      40,180               -    29,211
                                                    -------     --------   -------------  --------
Net Increase (Decrease) in Cash                     (11,330)         (85)              -   (11,415)
Cash and Cash Equivalents, beginning of period       29,518        4,626               -    34,144
                                                    -------     --------   -------------  --------
Cash and Cash Equivalents, end of period            $18,188     $  4,541   $           -  $ 22,729
                                                    =======     ========   =============  ========

Condensed Statement of Cash Flows for
  The Six Months Ended June 30, 2000

Cash Flows From Operating Activities:
  Net income (loss)                                 $(4,853)    $  3,288   $           -  $ (1,565)
  Add back reconciling items                          6,036        3,759               -     9,795
  Other changes                                      (1,386)        (793)              -    (2,179)
                                                    -------     --------   -------------  --------
    Operating Cash Flows                               (203)       6,254               -     6,051
                                                    -------     --------   -------------  --------
Cash Flows From Investing Activities:
  Capital expenditures                               (4,476)      (5,911)              -   (10,387)
  Proceeds from property sales                            -           11               -        11
                                                    -------     --------   -------------  --------
    Investing Cash Flows                             (4,476)      (5,900)              -   (10,376)
                                                    -------     --------   -------------  --------
Cash Flows From Financing Activities:
 Preferred stock issued                              13,675            -               -    13,675
 Warrants issued                                          9            -               -         9
                                                    -------     --------   -------------  --------
    Financing Cash Flows                             13,684            -               -    13,684
                                                    -------     --------   -------------  --------
Net Increase (Decrease) in Cash                       9,005          354               -     9,359
Cash and Cash Equivalents, beginning of period       18,779        2,668               -    21,447
                                                    -------     --------   -------------  --------
Cash and Cash Equivalents, end of period            $27,784     $  3,022   $           -  $ 30,806
                                                    =======     ========   =============  ========

                             THE WISER OIL COMPANY



Condensed Balance Sheets                          Wiser Oil   Subsidiary  Consolidation
  June 30, 2001                                    (Parent)   Guarantors  Adjustments       Total
                                                  ----------  ----------  ------------  -------------

Assets:
  Current assets                                   $ 29,271     $ 14,056     $      -        $ 43,327
  Net property and equipment                        118,328      108,906            -         227,234
  Other assets                                       90,264            -      (86,829)          3,435
                                                   --------     --------     --------        --------
    Total Assets                                   $237,863     $122,962     $(86,829)       $273,996
                                                   ========     ========     ========        ========

Liabilities and Stockholders' Equity:
  Current liabilities                              $  7,345     $  7,326     $      -        $ 14,671
  Long-term debt                                    124,637       19,680            -         144,317
  Deferred income taxes                                   -       12,419            -          12,419
  Stockholders' equity                              105,881       83,537      (86,829)        102,589
                                                   --------     --------     --------        --------
    Total Liabilities and Stockholders' Equity     $237,863     $122,962     $(86,829)       $273,996
                                                   ========     ========     ========        ========

Condensed Balance Sheets
  December 31, 2000

Assets:
  Current assets                                   $ 41,737     $ 10,866     $      -        $ 52,603
  Net property and equipment                        115,372       44,996            -         160,368
  Other assets                                       51,273            -      (47,931)          3,342
                                                   --------     --------     --------        --------
    Total Assets                                   $208,382     $ 55,862     $(47,931)       $216,313
                                                   ========     ========     ========        ========

Liabilities and Stockholders' Equity:
  Current liabilities                              $  9,501     $  7,931     $      -        $ 17,432
  Long-term debt                                    124,600            -            -         124,600
  Stockholders' equity                               74,281       47,931      (47,931)         74,281
                                                   --------     --------     --------        --------
    Total Liabilities and Stockholders' Equity     $208,382     $ 55,862     $(47,931)       $216,313
                                                   ========     ========     ========        ========

(1) Includes the accounts of Wiser Oil Delaware, Inc., Wiser Delaware LLC and The Wiser Oil Company of Canada.

See other notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Comparison of Quarters Ended June 30, 2001 and June 30, 2000

     Revenues for the second quarter of 2001 increased $12.6 million or 75% from the second quarter of 2000, due to an $8.3 million gain on sale of property and significantly higher oil and gas prices received in the second quarter of 2001. Oil sales for the second quarter of 2001 were $1.3 million higher than the second quarter of 2000 as the average price received for oil sales in the first quarter of 2001 was $25.64 per barrel, up $3.77 per barrel or 17% from the second quarter of 2000. Net oil production for the second quarter of 2001 was 380,000 barrels, down 6,000 barrels or 2% from 386,000 barrels in the second quarter of 2000. Gas sales for the second quarter of 2001 were $3.3 million higher than the second quarter of 2000 due to higher realized prices which were partially offset by lower gas production. The average price received for gas sales in the second quarter of 2001 was $4.21 per Mcf, an increase of $1.44 per Mcf or 52% from the second quarter of 2000. Net gas production for the second quarter of 2001 was 2,327 MMCF, down 35 MMCF or 1% from the second quarter of 2000. Net gas production from the Dimmitt/Slash Ranch properties in the second quarter 2001 was 126 MMCF less than the second quarter of 2000, offset by 353 MMCF increased gas production in the second quarter 2001 from the Invasion acquisition effective May 22, 2001. During the second quarter of 2001, oil and gas sales were increased by $0.03 million and other income was increased by $0.3 million from the Company's hedging activities. Hedging activities reduced oil and gas sales by $2.6 million in the second quarter of 2000.

     Production and operating expense for the second quarter of 2001 increased $1.3 million or 22% from the second quarter of 2000 and, on a BOE basis, production and operating expense in the second quarter of 2001 increased to $9.24 per BOE or 22% from $7.32 per BOE during the second quarter of 2000. The increase in production and operating expense was attributable primarily to the Maljamar and Wellman fields which were $0.4 million higher in the second quarter of 2001 than the second quarter of 2000. Production and operating expense also increased by $0.3 million from the Invasion acquisition. Depreciation, depletion and amortization, ("DD&A") for the second quarter of 2001, increased $0.7 million or 17% from the second quarter of 2000 due primarily to the Invasion acquisition.

     Exploration expense for the second quarter of 2001 was $1.7 million, up $0.9 million from the second quarter of 2000 due to increased exploration activities in the second quarter of 2001. General and administrative expense in the second quarter of 2001 was $2.0 million, down $1.5 million from the second quarter of 2000 due primarily to $2.2 million of officer termination expense recognized in the second quarter of 2000. Interest expense during the second quarter of 2001 was $3.3 million, up $0.1 million or 5% from the second quarter of 2000 due to borrowings under the Credit Agreement for the Invasion acquisition.

     The Company had a net operating loss carryforward for Federal income tax purposes of $18.6 million at December 31, 2000. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At June 30, 2001, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no Federal income tax expense was recognized in the second quarter of 2001, and income tax benefits were recognized in 2000 only to the extent of the Company's existing deferred income tax liability. Canadian income tax expense, related to the Invasion properties, of $0.2 million was recognized in the second quarter of 2001.

     The Company realized net income available for common stock of $9.6 million and basic net earnings per share of $1.05 in the second quarter of 2001 compared to a net loss of $1.3 million and net loss per share of $0.16 during the second quarter of 2000.

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Comparison of Six Months Ended June 30, 2001 and June 30, 2000

     Revenues for the first half of 2001 increased $22.0 million or 69% from the first half of 2000, due to an $8.3 million gain on sale of property and significantly higher oil and gas prices received in the second quarter of 2001. Oil sales for the first half of 2001 were $3.2 million higher than the first half of 2000 as the average price received for oil sales in the first half of 2001 was $26.09 per barrel, up $3.41 per barrel or 15% from the first half of 2000. Net oil production for the first half of 2001 was 773,000 barrels, up 26,000 barrels or 4% from 747,000 barrels in the first half of 2000. Gas sales for the first half of 2001 were $10.8 million higher than the first half of 2000 due to higher realized prices which were partially offset by lower gas production. The average price received for gas sales in the first half of 2001 was $4.99 per Mcf, an increase of $2.49 per Mcf or 99% from the first half of 2000. Net gas production for the first half of 2001 was 4,469 MMCF, down 135 MMCF or 3% from the first half of 2000. Net gas production from the Dimmitt/Slash Ranch properties and San Juan Basin properties in the second quarter 2001 was 257 MMCF less than the second half of 2000, offset by 353 MMCF increased gas production in the second half of 2001 from the Invasion acquisition effective May 22, 2001. During the first half of 2001, oil and gas sales were reduced by $1.5 million and other income was increased by $0.3 million from the Company's hedging activities. Hedging activities reduced oil and gas sales by $4.0 million in the second half of 2000.

     Production and operating expense for the first half of 2001 increased $2.9 million or 26% from the first half of 2000 and, on a BOE basis, increased to $9.01 per BOE or 29% from $7.00 per BOE. Higher oil and gas prices led to increased production taxes in the first half of 2001 which were $1.1 million higher than the first half of 2000. Production and operating expense at the Maljamar and Wellman fields in the first half of 2001 was $0.6 million higher than the first half of 2000. Production and operating expense was also increased by $0.3 million from the Invasion acquisition. Depreciation, depletion and amortization, ("DD&A") for the first half of 2001, increased $1.0 million or 14% from the first half of 2000 due primarily to the Invasion acquisition. Exploration expense for the first half of 2001 was $3.9 million, up $1.7 million from the first half of 2000 due to increased exploration activities in the first half of 2001. General and administrative expense in the first half of 2001 was $3.9 million, down $1.3 million from the first half of 2000 due primarily to $2.2 million of officer termination expense in the first half of 2000. Interest expense during the first half of 2001 was $6.5 million, up $0.1 million or 2% from the first half of 2000 due to borrowings under the Credit Agreement for the Invasion acquisition.

     The Company had a net operating loss carryforward for Federal income tax purposes of $18.6 million at December 31, 2000. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At June 30, 2001, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no Federal income tax expense was recognized in the first half of 2001, and income tax benefits were recognized in 2000 only to the extent of the Company's existing deferred income tax liability. Canadian income tax expense of $0.2 million was recognized in the first half of 2001 related to the Invasion properties.

     The Company realized net income available for common stock of $15.4 million and basic net earnings per share of $1.69 in the first half of 2001 compared to a net loss of $1.6 million and net loss per share of $0.19 during the first half of 2000.

                             THE WISER OIL COMPANY


Liquidity and Capital Resources


     Operating cash flows during the first half of 2001 were $16.5 million, up $10.5 million from the first half of 2000. Higher oil and gas sales increased cash flows from operations by $13.4 million while changes in working capital decreased cash flows from operations by $1.7 million. Capital expenditures during the first half of 2001 were $56.9 million, up $46.5 million from $10.4 million in the first half of 2000 due primarily to the Invasion acquisition and the asset exchange on June 29, 2001. On a cash basis, the Company paid $6.1 million in interest expense in the first half of 2001 and no income taxes were paid in the first quarter of 2001.

     Cash flows from financing activities in the first half of 2001 included $19.2 million of borrowings under the Company's credit facility (see Note 7. Long-term Debt) and $10.0 million of net proceeds from the issuance of preferred stock in June 2001. Cash flows from financing activities in the first half of 2000 included $13.7 million of net proceeds from the issuance of preferred stock in May 2000.

     Cash and cash equivalents during the first half of 2001 decreased $11.4 million from $34.1 million at December 31, 2000 to $22.7 million at June 30, 2001. The decrease was attributable primarily to capital expenditures of $56.9 million which were greater than operating cash flows of $16.3 million and financing cash flows of $29.2 million for the first half of 2001.

                             THE WISER OIL COMPANY


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See Note 1 "Hedging Activities".

                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of The Wiser Oil Company was held in Dallas, Texas, at 3:00 p.m., local time, on May 21, 2001.

     (b) Proxies were solicited by the Board of Directors of The Wiser Oil Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all of such nominees were duly elected.

     (c) Out of a total of 12,690,544 votes, representing one vote per share in respect to the 9,161,133 shares of Common Stock issued and outstanding and 3,529,411 votes with respect to the 600,000 shares of Convertible Preferred Stock issued and outstanding as of the April 12, 2001 record date, 10,581,881 votes were present in person or by proxy, representing approximately 83 percent of the total number of votes. The stockholders at the annual meeting voted three matters, as fully described in the proxy statement. The results of voting were as follows:

          1. To elect A.W. Schenck, III and Eric D. Long to serve three-year terms on the Board of Directors of The Wiser Oil Company.

      Nominee                Number of Shares            Number of Shares
   For Re-election        Voting FOR Election       WITHHOLDING AUTHORITY
     As Director              as Director      to Vote for Election as Director
   ---------------        -------------------  --------------------------------
   A.W. Schenck, III               10,209,612                           372,269
   Eric D. Long                    10,492,824                            89,057

          2. Proposal to approve amendments to the 1991 Non-Employee Directors' Stock Option Plan to increase the number of shares of the Company's common stock, par value $.01 per share, that may be offered pursuant to the Non-Employee Directors' Stock Option Plan from 65,000 to 100,000 shares and to extend the duration of the Plan.

   Number of Shares       Number of Shares  Number of Shares
      Voting FOR           Voting AGAINST      ABSTAINING
       Proposal               Proposal        From Voting
   ----------------       ----------------  ----------------

       10,265,122             268,184            48,575

                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

          3. Proposal to approve amendment to the 1991 Stock Incentive Plan to extend the duration of the Plan.


      Number of Shares     Number of Shares  Number of Shares
         Voting FOR         Voting AGAINST      ABSTAINING
          Proposal             Proposal        From Voting
      ----------------     ----------------  ----------------

         10,106,922             456,420            18,469

         The following individuals continued their respective terms of service as Directors of The Wiser Oil Company following the meeting:

                         George K. Hickox, Jr.
                         C. Frayer Kimball, III
                         Lorne H. Larson
                         Richard R. Schreiber
                         Scott W. Smith

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------
          The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

     (b)  Reports on Form 8-K
          -------------------

          1. The Company filed a report on Form 8-K on June 6, 2001 disclosing under Item 2. thereof that on May 22, 2001 it acquired 100% of the outstanding common stock of Invasion Energy Inc. ("Invasion") through its wholly-owned subsidiary The Wiser Oil Company of Canada. This Form 8-K was amended on August 6, 2001 to include unaudited financial statements of Invasion Energy, Inc. for the year ended August 31, 2000 and unaudited pro forma condensed combined financial statements for the three months ended March 31, 2001 and the year ended December 31, 2000.

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



                                        THE WISER OIL COMPANY
                                      -------------------------------
                                          (Registrant)



Date:  August 14, 2001                  /s/ George K. Hickox, Jr.
                                      -------------------------------
                                         George K. Hickox, Jr.
                                         Chairman of the Board and
                                         Chief Executive Officer



Date:  August 14, 2001                  /s/ Richard S. Davis
                                      -------------------------------
                                        Richard S. Davis
                                        Vice President of Finance

                             THE WISER OIL COMPANY

                               Index to Exhibits

Exhibit
Number    Exhibit
------    -------


4.16* Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein.

10.21* Subscription Agreement dated June 1, 2001 between the Company and Wiser Investors, L.P.

10.22*    Subscription Agreement dated June 1, 2001 between the Company and
          A. Wayne Ritter.

10.23* Warrant Agreement dated June 1, 2001 between the Company and Wiser Investment Company, LLC.

10.24* Assignment of Rights as Purchaser dated June 1, 2001 among the Company, Wiser Investment Company, LLC, Wiser Investors, L.P. and A. Wayne Ritter.