Form 10-Q
period 2001-09-30
WISER OIL CO
filed 2001-11-14
CIK 107874

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter ended September 30, 2001 Commission file number 0-5426

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

             x
           -----           -----
            Yes             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                             Outstanding at September 30, 2001
        -------------                         ---------------------------------
        $.01 par value                                   9,172,954


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

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                    September 30,   December 31,
                                                                        2001           2000
                                                                    -------------   ------------
                                                                     (000's) except share data
Assets
Current Assets:
 Cash and cash equivalents........................................      $  23,878      $  34,144
 Restricted cash..................................................             --            992
 Accounts receivable..............................................         13,773         16,621
 Inventories......................................................            588            420
 Fair value of derivatives........................................          6,009             --
 Prepaid expenses.................................................          3,685            426
                                                                        ---------      ---------
     Total current assets.........................................         47,933         52,603
                                                                        ---------      ---------

Property and Equipment, at cost:
 Oil and gas properties (successful efforts method)...............        350,231        284,615
 Other properties.................................................          3,958          3,964
                                                                        ---------      ---------
                                                                          354,189        288,579
 Accumulated depreciation, depletion and amortization.............       (127,432)      (128,211)
                                                                        ---------      ---------
 Net property and equipment.......................................        226,757        160,368
Other Assets......................................................          3,332          3,342
                                                                        ---------      ---------
                                                                        $ 278,022      $ 216,313
                                                                        =========      =========
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable.................................................      $  11,755      $  14,310
 Current portion of long-term debt................................             --            500
 Dividends payable................................................            441            265
 Accrued liabilities..............................................          6,447          2,357
                                                                        ---------      ---------
   Total current liabilities......................................         18,643         17,432
                                                                        ---------      ---------
Long-term Debt....................................................        143,792        124,600
Deferred Income Taxes.............................................         12,006             --
Stockholders' Equity (Note 2):
  Series C convertible preferred stock - $10 par value;
    1,000,000 shares authorized; 1,000,000 shares issued and
    outstanding at September 30, 2001 and 600,000 shares outstanding
    at December 31, 2000 - at $25 liquidation value per share              10,000          6,000
  Common stock - $.01 par value; shares authorized - 30,000,000;
    shares issued - 9,380,558 at September 30, 2001 and 9,209,113 at December 31, 2000; shares outstanding - 9,172,954 at
    September 30, 2001 and 9,032,909 at December 31, 2000.........             94             92
 Preferred stock discount, net of $1,333,000 amortization.........         (8,673)            --
 Paid-in capital..................................................         55,126         38,568
 Retained earnings................................................         48,075         31,721
 Accumulated other comprehensive income...........................          1,843            629
 Treasury stock - 207,604 shares at September 30, 2001
   and 176,204 shares at December 31, 2000, at cost...............         (2,884)        (2,729)
                                                                        ---------      ---------
   Total stockholders' equity.....................................        103,581         74,281
                                                                        ---------      ---------
                                                                        $ 278,022      $ 216,313
                                                                        =========      =========

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         For the Three Months    For the Nine Months
                                                         --------------------    -------------------
                                                          Ended September 30,     Ended September 30,
                                                          -------------------     -------------------
                                                            2001       2000         2001      2000
                                                          -------    -------      -------    -------
                                                                (000's except per share data)
Revenues:
  Oil and gas sales.............................          $19,179    $17,585      $63,415    $48,463
  Gain on sale of property......................              111         --        8,407         --
  Interest income...............................              208        535        1,116      1,231
  Other.........................................            2,139        109        2,680        559
                                                          -------    -------      -------    -------
                                                           21,637     18,229       75,618     50,253
                                                          -------    -------      -------    -------

Costs and Expenses:
  Production and operating......................            7,023      6,150       21,383     17,568
  Depreciation, depletion and amortization......            4,987      3,803       13,783     11,534
  Property impairments..........................               --          -           --        680
  Exploration...................................            1,621        638        5,525      2,878
  General and administrative....................            1,885      1,687        5,810      6,863
  Interest expense..............................            3,486      3,156        9,966      9,500
                                                          -------    -------      -------    -------
                                                           19,002     15,434       56,467     49,023
                                                          -------    -------      -------    -------

Earnings Before Income Taxes....................            2,635      2,795       19,151      1,230
Income Taxes....................................             (256)        --         (445)        --
                                                          -------    -------      -------    -------

Net Income......................................          $ 2,379    $ 2,795      $18,706    $ 1,230
                                                          =======    =======      =======    =======

Earnings Per Share:
 Basic..........................................            $0.10      $0.28        $1.79    $  0.10
                                                          =======    =======      =======    =======

 Diluted........................................            $0.10      $0.22        $1.34    $  0.10
                                                          =======    =======      =======    =======



     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the Nine Months Ended September 30, 2001

                                                                                  Shares     Amount
                                                                                 --------    --------
                                                                                      (000's)
Series C convertible preferred stock, $10 par value
---------------------------------------------------
  Balance at beginning of period............................................          600    $  6,000
  Issuance of preferred stock...............................................          400       4,000
                                                                                 --------    --------
  Balance at end of period..................................................        1,000      10,000
                                                                                 ========    ========

Common stock, $0.01 par value:
------------------------------
  Balance at beginning of period............................................        9,209          92
  Issuance of common stock..................................................          172           2
                                                                                 --------    --------
  Balance at end of period..................................................        9,381          94
                                                                                 --------    --------

Preferred stock discount:
-------------------------
  Balance at beginning of period............................................                       --
  Issuance of preferred stock...............................................                  (10,006)
  Amortization of preferred stock discount..................................                    1,333
                                                                                             --------
  Balance at end of period..................................................                   (8,673)
                                                                                             --------

Paid-in capital:
----------------
  Balance at beginning of period............................................                   38,568
  Issuance of preferred stock...............................................                    6,000
  Beneficial conversion option..............................................                    9,192
  Issuance of common stock..................................................                      553
  Issuance of warrants......................................................                      813
                                                                                             --------
  Balance at end of period..................................................                   55,126
                                                                                             --------

Retained earnings:
------------------
  Balance at beginning of period............................................                   31,721
  Net income................................................................                   18,706
  Dividends on preferred stock..............................................                   (1,019)
  Amortization of preferred stock discount..................................                   (1,333)
                                                                                             --------
  Balance at end of period..................................................                   48,075
                                                                                             --------

Accumulated other comprehensive income:
---------------------------------------
  Balance at beginning of period............................................                      629
  Foreign currency translation adjustment...................................                   (1,852)
  Net change in derivative fair value:
     Cumulative effect of accounting change.................................                   (3,083)
     Change in derivative fair value........................................                    7,216
     Reclassification adjustments...........................................                   (1,067)
                                                                                             --------
  Balance at end of period..................................................                    1,843
                                                                                             --------

Treasury stock:
---------------
  Balance at beginning of period............................................         (176)     (2,729)
  Purchase of treasury stock................................................          (32)       (155)
                                                                                 --------    --------
  Balance at end of period..................................................         (208)     (2,884)
                                                                                 --------    --------

Total Stockholders' Equity..................................................        9,173    $103,581
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

                                                           The Wiser Oil Company


                             THE WISER OIL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   For the Nine Months
                                                                   -------------------
                                                                   Ended September 30,
                                                                   -------------------
                                                                     2001       2000
                                                                   --------   --------
                                                                         (000's)
Cash Flows From Operating Activities:
   Net Income (Loss).............................................  $ 18,706   $  1,230
   Adjustments to reconcile net income to operating cash flows:
     Depreciation, depletion and amortization....................    13,783     11,534
     Deferred income taxes.......................................       471         --
     Property sale gains.........................................    (8,407)       (11)
     Foreign currency translation................................      (298)         1
     Property impairments and abandonments.......................     1,907      2,201
     Amortization of other assets................................       507        507
     Other Changes:
       Accounts receivable.......................................     2,848     (4,640)
       Restricted cash...........................................       992     (2,985)
       Inventories...............................................      (168)         7
       Fair value of derivative..................................    (2,335)        --
       Prepaid expenses..........................................    (3,259)      (579)
       Other assets..............................................      (442)        84
       Accounts payable..........................................    (2,555)       922
       Accrued liabilities.......................................     4,090      2,440
       Deferred benefits cost....................................        --       (216)
                                                                   --------   --------
          Operating Cash Flows...................................    25,840     10,495
                                                                   --------   --------

Cash Flows From Investing Activities:
   Capital expenditures..........................................   (65,237)   (14,317)
   Proceeds from sales of property and equipment.................       219         11
                                                                   --------   --------
          Investing Cash Flows...................................   (65,018)   (14,306)
                                                                   --------   --------

Cash Flows From Financing Activities:
   Increase in long-term debt....................................    19,036         --
   Preferred stock issued, net of issuance costs.................    10,000     13,675
   Common stock issued...........................................        25         --
   Treasury stock purchased......................................      (155)        --
   Warrants for common stock issued..............................         6          9
                                                                   --------   --------
          Financing Cash Flows...................................    28,912     13,684
                                                                   --------   --------

Net Increase (Decrease)..........................................   (10,266)     9,873
Cash and Cash Equivalents, beginning of period...................    34,144     21,447
                                                                   --------   --------
Cash and Cash Equivalents, end of period.........................  $ 23,878   $ 31,320
                                                                   ========   ========

The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of these financial statements.

                                                           The Wiser Oil Company


                             THE WISER OIL COMPANY

Notes to Financial Statements

Note 1. Hedging Activities

     Following are the Company's hedging arrangements that were in effect on October 1, 2001 or entered into before November 14, 2001:

The Wiser Oil Company
     Crude Oil:                                       Daily Volume           Price per Bbl
     ----------                                       ------------           ----------------------------
     October 1, 2001 to December 31, 2001             1,750 Bbls             $28.18
     October 1, 2001 to December 31, 2001             1,000 Bbls   (1)       $25.00 floor, $30.41 ceiling
     January 1, 2002 to March 31, 2002                1,000 Bbls   (1)       $25.00 floor, $29.34 ceiling
     January 1, 2002 to March 31, 2002 (a)            2,000 Bbls             $27.00
     April 1, 2002 to June 30, 2002 (b)               1,000 Bbls             $26.75
     January 1, 2002 to June 30, 2002 (d)             1,000 Bbls             $22.05

     Natural Gas:                                     Daily Volume           Price per MMBTU
     ------------                                     ------------           ----------------------------
     October 1, 2001 to December 31, 2001             10,000 MMBTU (1)       $4.00 floor, $6.10 ceiling
     January 1, 2002 to June 30, 2002 (c)             10,000 MMBTU           $4.01
     January 1, 2002 to June 30, 2002 (d)              5,000 MMBTU           $3.15
     April 1, 2002 to October 31, 2002                 5,000 MMBTU  (1)      $3.00 floor, $3.62 ceiling
     July 1, 2002 to September 30, 2002 (d)            5,000 MMBTU           $3.32
     October 1, 2002 to December 31, 2002              5,000 MMBTU  (1)      $3.15 floor, $4.00 ceiling
     October 1, 2001 to December 31, 2001              4,000 MMBTU  (1)      $4.06 floor, $5.85 ceiling
     October 1, 2001 to December 31, 2001              4,000 MMBTU  (1)      $4.17 floor, $5.53 ceiling

(1) These are "collar" hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

(a) This swap is extendable to June 30, 2002 at the same daily volume and price per bbl at the option of the counterparty. As such, it does not qualify for hedge accounting and changes in fair value will be recorded in earnings.

(b) This swap is extendable to September 30, 2002 at the same daily volume and price per bbl at the option of the counterparty. As such, it does not qualify for hedge accounting and changes in fair value will be recorded in earnings.

(c) This swap is extendable to March 31, 2003 at the same daily volume and price per mcf at the option of the counterparty. As such, it does not qualify for hedge accounting and changes in fair value will be recorded in earnings.

(d) This swap is extendable to December 31, 2002 at the same daily volume and price per mcf or bbl at the option of the counterparty. As such, it does not qualify for hedge accounting and changes in fair value will be recorded in earnings.

     During the third quarter of 2001, oil and gas sales were increased by $2.6 million and other income was increased by $2.0 million from the Company's hedging activities. During the first nine months of 2001, oil and gas sales were increased by $1.1 million and other income was increased by $2.3 million from the Company's hedging activities. Based on September 30, 2001 NYMEX futures prices, the fair value of the Company's hedging arrangements at September 30, 2001 was a gain of $2.9 million for collars and $3.1 million for swaps. A 10% increase in both the oil price and the gas price would decrease this gain by $2.0 million and a 10% decrease in both the oil price and the gas price would increase this gain by $3.2 million. The counterparty for all of the Company's hedging arrangements is Enron North America Corp.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Note 2. Convertible Preferred Stock

     On June 1, 2001, the Company sold an additional 396,000 shares of Series C Cumulative Convertible Preferred Stock ("Preferred Stock") to Wiser Investors, L.P., a Delaware limited partnership ("Investors") for $9.9 million or $25 per share and 4,000 shares of Preferred Stock to A. Wayne Ritter for $100,000 or $25 per share. Wiser Investment Company, LLC ("WIC") is the general partner of Investors. The Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $4.25 per common share, subject to customary adjustments. The Preferred Stock pays dividends in cash or in shares of the Company's common stock, at the option of the Company, at an annual rate of 7%. The holders of the Preferred Stock have the same voting rights as the holders of the Company's common stock with each share of the Preferred Stock having one vote for each share of common stock into which it is convertible.

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

     The aggregate purchase price is computed as follows (000's):

                                               Aggregate
                                             Purchase Price
                                             --------------
     Aggregate purchase price for 100% of
       Invasion Common Stock                        $21,419
     Nonrecurring cash transaction costs              1,201
                                                    -------
     Aggregate purchase price                       $22,620
                                                    =======


                                                           The Wiser Oil Company


                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)

     The following table represents the allocation of the total purchase price of Invasion to the acquired assets and liabilities of Invasion (000's).

                                  Allocation of
                                    Aggregate
                                 Purchase Price
                                 ---------------
     Net working capital               $  1,142
     Property and equipment              48,145
     Long-term debt                     (14,928)
     Deferred income taxes              (11,739)
                                       --------
     Aggregate purchase price          $ 22,620
                                       ========

     Following are the unaudited pro forma results of operations for the Company for the nine months ended September 30, 2001 and September 30, 2000, as if the acquisition of Invasion took place on January 1, 2000 (000's):

                             Nine Months Ended September 30,
                             -------------------------------
                                     2001       2000
                                    -------    -------
Revenues                            $85,180    $59,428
Expenses                             64,666     58,661
                                    -------    -------
Net Income                          $20,514    $   767
                                    =======    =======
Earnings per share - Basic          $  1.98    $  0.04
                                    =======    =======
Earnings per share - Diluted        $  1.46    $  0.04
                                    =======    =======

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


                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Note 5. Net Income per Common Share

     Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):

                                                                        For the Quarter          For the Nine Months
                                                                       Ended September 30,       Ended September 30,
                                                                       -------------------     -----------------------
                                                                        2001         2000         2001          2000
                                                                       -------     --------      -------       ------
     Net income (loss)..........................................       $ 2,379      $ 2,795      $18,706      $ 1,230
     Less preferred dividends...................................          (441)        (265)      (1,019)        (365)
     Less amortization of preferred stock discount..............        (1,010)           -       (1,333)           -
                                                                       -------      -------      -------      -------
     Net income (loss) available to common stock................           928        2,530       16,354          865
     Plus: Income impact of assumed conversions:
       Dividends on preferred stock and amortization............         1,451          265        2,352          365
                                                                       -------      -------      -------      -------
     Net income (loss) available to common plus
       assumed conversions......................................       $ 2,379      $ 2,795      $18,706      $ 1,230
                                                                       =======      =======      =======      =======

     Basic weighted average shares..............................         9,202        8,952        9,152        8,952
     Effect of dilutive securities:
       Convertible preferred stock..............................         5,882        3,529        4,582            -
       Warrants.................................................           262            -          213            -
       Stock options............................................            54            1           57            -
                                                                       -------      -------      -------      -------
     Diluted weighted average shares............................        15,400       12,482       14,004        8,952
                                                                       =======      =======      =======      =======
     Net Income (Loss) per Share:
       Basic....................................................       $  0.10      $  0.28      $  1.79       $ 0.10
       Diluted..................................................          0.10         0.22         1.34         0.10

The effect of the convertible preferred stock for the quarter ended September 30, 2001 and the year ended September 30, 2000 was antidilutive.

Note 6. Comprehensive Income

Comprehensive income is as follows (000's):

                                                                                 For the Quarter         For the Nine Months
                                                                            Ended September 30, 2001   Ended September 30, 2001
                                                                            ------------------------   ------------------------
             Net income...........................................                   $ 2,379                   $ 18,706
             Foreign currency translation adjustment..............                    (1,121)                    (1,852)
             Net change in derivative fair value:
               Cumulative effect of accounting change.............                        --                     (3,083)
               Change in derivative fair value....................                     2,935                      7,216
             Reclassification adjustments - contract settlements..                    (2,604)                    (1,067)
                                                                                     -------                   --------
             Comprehensive Income.................................                   $ 1,589                   $ 19,920
                                                                                     =======                   ========

                                                           The Wiser Oil Company



                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Note 7. Long-term Debt

     On May 21, 2001 the Company entered into an $80 million revolving credit facility ("Union Revolver") with Union Bank of California, N.A. and National Bank of Canada. The initial aggregate borrowing base under the Union Revolver is $40 million and is allocated $30 million for general corporate purposes and $10 million exclusively for acquisition of oil and gas properties. The $40 million aggregate borrowing base is also allocated $20 million for Canadian borrowings and $20 million for U.S. borrowings. The aggregate borrowing base is re-determined by the banks semi-annually starting in October 2001. At September 30, 2001, the Company had CDN$ 30.0 million (USD$ 19.1 million) of Canadian borrowings outstanding and $20.0 million was available primarily for U.S. borrowings. Available loan and interest options are (i) Prime Rate Loans, at the bank's prime interest rate; (ii) Eurodollar Loans, at LIBOR plus 2.125%, 2.375% or 2.625% depending on the percentage of the borrowing base actually borrowed by the Company; (iii) Canadian Prime Rate Advances, at the Canadian bank's prime interest rate; and (iv) Canadian Banker's Acceptances, at the Canadian drawing fee rate. The average interest rate during the third quarter of 2001 under the Union Revolver was 6.90%. The commitment fee on the unused borrowing base is 0.375%. The Union Revolver imposes certain restrictions on sales of assets, payment of dividends, incurring of indebtedness and requires the Company to maintain certain financial ratios. Under the Union Revolver, there is no requirement to maintain restricted cash balances after May 21, 2001.

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


  Condensed Income Statement for the       Wiser Oil      Subsidiary      Consolidation
    Quarter Ended September 30, 2001        (Parent)      Guarantors       Adjustments        Total
                                           ----------     -----------     -------------     ---------
                                                                    (000's)
Revenues:
  Oil and gas sales                          $ 10,136         $ 9,043        $   -          $  19,179
  Other                                         2,302             156            -              2,458
                                             --------         -------        -----          ---------
    Total revenues                             12,438           9,199            -             21,637
                                             --------         -------        -----          ---------
Costs and Expenses:
  Production and operating                      5,170           1,853            -              7,023
  DD&A and impairments                          2,008           2,979            -              4,987
  Exploration                                   1,230             391            -              1,621
  General and administrative                    1,278             607            -              1,885
  Interest expense                              3,157             329            -              3,486
                                             --------         -------        -----          ---------
    Total Expenses                             12,843           6,159            -             19,002
                                             --------         -------        -----          ---------
Income (Loss) Before Taxes                       (405)          3,040            -              2,635
  Income tax                                       --            (256)           -               (256)
                                             --------         -------        -----          ---------
Net Income (Loss)                            $   (405)        $ 2,784        $   -          $   2,379
                                             ========         =======        =====          =========

Condensed Income Statement for the
  Quarter Ended September 30, 2000

Revenues:
  Oil and gas sales                          $ 10,957         $ 6,628        $   -          $  17,585
  Other                                           594              50            -                644
                                             --------         -------        -----          ---------
    Total revenues                             11,551           6,678            -             18,229
                                             --------         -------        -----          ---------
Costs and Expenses:
  Production and operating                      5,213             937            -              6,150
  DD&A and impairments                          2,357           1,446            -              3,803
  Exploration                                     343             295            -                638
  General and administrative                    1,363             324            -              1,687
  Interest expense                              3,150               6            -              3,156
                                             --------         -------        -----          ---------
    Total Expenses                             12,426           3,008            -             15,434
                                             --------         -------        -----          ---------
Income (Loss) Before Taxes                       (875)          3,670            -              2,795
                                             --------         -------        -----          ---------
Net Income (Loss)                            $   (875)        $ 3,670        $   -          $   2,795
                                             ========         =======        =====          =========

                                                           The Wiser Oil Company


                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)


Condensed Income Statement for the         Wiser Oil      Subsidiary      Consolidation
  Nine Months Ended September 30, 2001     (Parent)       Guarantors       Adjustments        Total
                                           ----------     -----------     -------------     ---------
                                                                   (000's)
Revenues:
  Oil and gas sales                          $ 38,559        $ 24,856        $   -          $  63,415
  Other                                         3,660           8,543            -             12,203
                                             --------        --------        -----          ---------
    Total revenues                             42,219          33,399            -             75,618
                                             --------        --------        -----          ---------
Costs and Expenses:
  Production and operating                     17,083           4,300            -             21,383
  DD&A and impairments                          6,641           7,142            -             13,783
  Exploration                                   4,166           1,359            -              5,525
  General and administrative                    4,172           1,638            -              5,810
  Interest expense                              9,524             442            -              9,966
                                             --------        --------        -----          ---------
    Total Expenses                             41,586          14,881            -             56,467
                                             --------        --------        -----          ---------
Income Before Taxes                               633          18,518            -             19,151
  Income tax                                       --            (445)           -               (445)
                                             --------        --------        -----          ---------
Net Income                                   $    633        $ 18,073        $   -          $  18,706
                                             ========        ========        =====          =========

Condensed Income Statement for the
  Nine Months Ended September 30, 2000

Revenues:
  Oil and gas sales                          $ 30,221        $ 18,242        $   -          $  48,463
  Other                                         1,699              91            -              1,790
                                             --------        --------        -----          ---------
    Total revenues                             31,920          18,333            -             50,253
                                             --------        --------        -----          ---------
Costs and Expenses:
  Production and operating                     14,765           2,803            -             17,568
  DD&A and impairments                          7,010           5,204            -             12,214
  Exploration                                   1,092           1,786            -              2,878
  General and administrative                    5,287           1,576            -              6,863
  Interest expense                              9,494               6            -              9,500
                                             --------        --------        -----          ---------
    Total Expenses                             37,648          11,375            -             49,023
                                             --------        --------        -----          ---------
Income (Loss) Before Taxes                     (5,728)          6,958            -              1,230
                                             --------        --------        -----          ---------
Net Income (Loss)                            $ (5,728)       $  6,958        $   -          $   1,230
                                             ========        ========        =====          =========

                                                           The Wiser Oil Company


                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)


Condensed Statement of Cash Flows for         Wiser Oil      Subsidiary      Consolidation
  the Nine Months Ended Sept. 30, 2001        (Parent)       Guarantors       Adjustments        Total
                                              ----------     -----------     -------------     ---------
                                                                     (000's)
Cash Flows From Operating Activities:
  Net income                                    $    633        $ 18,073        $   -         $   18,706
  Add back reconciling items                       8,498            (535)           -              7,963
  Other changes                                    2,588          (3,417)           -               (829)
                                                --------        --------        -----         ----------
    Operating Cash Flows                          11,719          14,121            -             25,840
                                                --------        --------        -----         ----------
Cash Flows From Investing Activities:
  Capital expenditures                           (12,275)        (52,962)           -            (65,237)
  Proceeds from property sales                         -             219            -                219
                                                --------        --------        -----         ----------
    Investing Cash Flows                         (12,275)        (52,743)           -            (65,018)
                                                --------        --------        -----         ----------
Cash Flows From Financing Activities:
    Intercompany transfers                       (19,500)         19,500            -                  -
    Long term debt                                  (500)         19,536            -             19,036
    Preferred stock issued                        10,000               -            -             10,000
    Common stock issued                               25               -            -                 25
    Treasury stock purchased                        (155)              -            -               (155)
    Warrants issued                                    6               -            -                  6
                                                --------        --------        -----         ----------
    Financing Cash Flows                         (10,124)         39,036            -             28,912
                                                --------        --------        -----         ----------
Net Increase (Decrease) in Cash                  (10,680)            414            -            (10,266)
Cash and Cash Equivalents, beginning of period    29,518           4,626            -             34,144
                                                --------        --------        -----         ----------
Cash and Cash Equivalents, end of period        $ 18,838        $  5,040        $   -         $   23,878
                                                ========        ========        =====         ==========

Condensed Statement of Cash Flows for
  the Nine Months Ended Sept.  30, 2000

Cash Flows From Operating Activities:
  Net income (loss)                             $ (5,728)       $  6,958            -         $    1,230
  Add back reconciling items                       8,305           5,927            -             14,232
  Other changes                                   (3,159)         (1,808)           -             (4,967)
                                                --------        --------        -----         ----------
    Operating Cash Flows                            (582)         11,077            -             10,495
                                                --------        --------        -----         ----------
Cash Flows From Investing Activities:
  Capital expenditures                            (5,936)         (8,381)           -            (14,317)
  Proceeds from property sales                         -              11            -                 11
                                                --------        --------        -----         ----------
    Investing Cash Flows                          (5,936)         (8,370)           -            (14,306)
                                                --------        --------        -----         ----------
Cash Flows From Financing Activities:
  Preferred stock issued                          13,675               -            -             13,675
  Warrants issued                                      9               -            -                  9
                                                --------        --------        -----         ----------
    Financing Cash Flows                          13,684               -            -             13,684
                                                --------        --------        -----         ----------
Net Increase (Decrease) in Cash                    7,166           2,707            -              9,873
Cash and Cash Equivalents, beginning of period    18,779           2,668            -             21,447
                                                --------        --------        -----         ----------
Cash and Cash Equivalents, end of period        $ 25,945        $  5,375        $   -         $   31,320
                                                ========        ========        =====         ==========

                                                           The Wiser Oil Company



                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Balance Sheets                      Wiser Oil      Subsidiary      Consolidation
  September 30, 2001                          (Parent)       Guarantors       Adjustments         Total
                                              ----------     -----------     -------------      ---------
                                                                     (000's)
Assets:
  Current assets                                $ 32,992        $ 14,941        $      -         $ 47,933
  Net property and equipment                     119,655         107,102               -          226,757
  Other assets                                    89,161               -         (85,829)           3,332
                                                --------        --------        --------         --------
    Total Assets                                $241,808        $122,043        $(85,829)        $278,022
                                                ========        ========        ========         ========

Liabilities and Stockholders' Equity:
  Current liabilities                           $ 11,392        $  7,251        $      -         $ 18,643
  Long-term debt                                 124,655          19,137               -          143,792
  Deferred income taxes                                -          12,006               -           12,006
  Stockholders' equity                           105,761          83,649         (85,829)         103,581
                                                --------        --------        --------         --------
    Total Liabilities and Stockholders' Equity  $241,808        $122,043        $(85,829)        $278,022
                                                ========        ========        ========         ========

Condensed Balance Sheets
  December 31, 2000

Assets:
  Current assets                                $ 41,737        $ 10,866        $      -         $ 52,603
  Net property and equipment                     115,372          44,996               -          160,368
  Other assets                                    51,273               -         (47,931)           3,342
                                                --------        --------        --------         --------
    Total Assets                                $208,382        $ 55,862        $(47,931)        $216,313
                                                ========        ========        ========         ========

Liabilities and Stockholders' Equity:
  Current liabilities                           $  9,501        $  7,931        $      -         $ 17,432
  Long-term debt                                 124,600               -               -          124,600
  Stockholders' equity                            74,281          47,931         (47,931)          74,281
                                                --------        --------        --------         --------
    Total Liabilities and Stockholder's Equity  $208,382        $ 55,862        $(47,931)        $216,313
                                                ========        ========        ========         ========

(1) Includes the accounts of Wiser Oil Delaware, Inc., Wiser Delaware LLC and The Wiser Oil Company of Canada.

See other notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 9.  Recent Accounting Pronouncements

        On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 143 will have on its results of operations and financial position.

                                                           The Wiser Oil Company


                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Comparison of Quarters Ended September 30, 2001 and September 30, 2000

     Revenues for the third quarter of 2001 increased $3.4 million or 19% from the third quarter of 2000, due primarily to higher oil revenues and other income. Oil sales for the third quarter of 2001 were $1.6 million higher than the third quarter of 2000 as the average price received for oil sales in the third quarter of 2001 was $25.20 per barrel, up $3.78 per barrel or 18% from the third quarter of 2000. Net oil production for the third quarter of 2001 was 401,000 barrels, up 31,000 barrels or 8% from 370,000 barrels in the third quarter of 2000. The increase in oil production was attributable primarily to the Evi-Loon field acquired in the second quarter of 2001 in an asset exchange in Canada (see Note 4). Gas sales for the third quarter of 2001 were unchanged from the third quarter of 2000 as a result of lower realized prices which were partially offset by higher gas production. The average price received for gas sales in the third quarter of 2001 was $3.28 per Mcf, a decrease of $0.38 per Mcf or 10% from the third quarter of 2000. Net gas production for the third quarter of 2001 was 2,640 MMCF, up 307 MMCF or 13% from the third quarter of 2000. The increase in net gas production was attributable primarily to an additional 850 MMCF from the Invasion acquisition effective May 22, 2001, offset by reduced gas production of 247 MMCF from several Canadian gas properties that were disposed of in the second quarter 2001 asset exchange in Canada. During the third quarter of 2001, oil and gas sales were increased by $2.6 million and other income was increased by $2.0 million from the Company's hedging activities. Hedging activities reduced oil and gas sales by $4.1 million in the third quarter of 2000.

     Production and operating expense for the third quarter of 2001 increased $0.9 million or 14% from the third quarter of 2000 and, on a BOE basis, production and operating expense in the third quarter of 2001 increased to $8.10 per BOE or 6% from $7.66 per BOE during the third quarter of 2000. The increase in production and operating expense was attributable primarily to the Maljamar and Wellman fields which were $0.4 million higher in the third quarter of 2001 than the third quarter of 2000. Production and operating expense also increased by $0.7 million from the Invasion acquisition. Depreciation, depletion and amortization, ("DD&A") for the third quarter of 2001, increased $1.2 million or 31% from the third quarter of 2000 due primarily to the Invasion acquisition.

     Exploration expense for the third quarter of 2001 was $1.6 million, up $1.0 million from the third quarter of 2000 due primarily to $0.8 million of dry hole expense in the third quarter of 2001. General and administrative expense in the third quarter of 2001 was $1.9 million, up $0.2 million from the third quarter of 2000. Interest expense during the third quarter of 2001 was $3.5 million, up $0.3 million or 10% from the third quarter of 2000 due to borrowings under the Credit Agreement for the Invasion acquisition.

     The Company had a net operating loss carryforward for Federal income tax purposes of $19.8 million at December 31, 2000. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At September 30, 2001, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no Federal income tax expense was recognized in the third quarter of 2001, and income tax benefits were recognized in 2000 only to the extent of the Company's existing deferred income tax liability. Canadian income tax expense, related to the Invasion properties, of $0.3 million was recognized in the third quarter of 2001.

     The Company realized net income available for common stock of $0.9 million and basic net earnings per share of $0.10 in the third quarter of 2001 compared to net income of $2.5 million and net income per share of $0.28 during the third quarter of 2000.

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Comparison of Nine Months Ended September 30, 2001 and September 30, 2000

     Revenues for the first nine months of 2001 increased $25.4 million or 50% from the first nine months of 2000, due to an $8.3 million gain on sale of property and significantly higher oil and gas revenues in the first nine months of 2001. Oil sales for the first nine months of 2001 were $5.4 million higher than the first nine months of 2000 as the average price received for oil sales in the first nine months of 2001 was $25.80 per barrel, up $3.54 per barrel or 16% from the first nine months of 2000. Net oil production for the first nine months of 2001 was 1,174,000 barrels, up 57,000 barrels or 5% from 1,117,000 barrels in the first nine months of 2000. Gas sales for the first nine months of 2001 were $10.8 million higher than the first nine months of 2000 due to higher realized prices and increased gas production. The average price received for gas sales in the first nine months of 2001 was $4.35 per Mcf, an increase of $1.46 per Mcf or 50% from the first nine months of 2000. Net gas production for the first nine months of 2001 was 7,109 MMCF, up 172 MMCF or 2% from the first nine months of 2000. The increase in net gas production was attributable primarily to an additional 1,202 MMCF from the Invasion acquisition effective May 22, 2001, offset by reduced gas production of 247 MMCF from several Canadian gas properties that were disposed of in the second quarter 2001 asset exchange (see Note 4) and also by reduced production from the San Juan, South Texas and Dimmitt/Slash Ranch properties. During the first nine months of 2001, oil and gas sales were increased by $1.1 million and other income was increased by $2.4 million from the Company's hedging activities. Hedging activities reduced oil and gas sales by $8.1 million in the first nine months of 2000.

     Production and operating expense for the first nine months of 2001 increased $3.8 million or 22% from the first nine months of 2000 and, on a BOE basis, increased to $8.69 per BOE or 20% from $7.21 per BOE. Higher oil and gas prices led to increased production taxes in the first nine months of 2001 which were $0.8 million higher than the first nine months of 2000. Production and operating expense was also increased by $0.9 million from the Invasion acquisition and production expense at the Maljamar and Wellman fields in the first nine months of 2001 was $0.4 million higher than the first nine months of 2000. Depreciation, depletion and amortization, ("DD&A") for the first nine months of 2001, increased $2.2 million or 20% from the first nine months of 2000 due primarily to the Invasion acquisition. Exploration expense for the first nine months of 2001 was $5.5 million, up $2.6 million from the first nine months of 2000 due to increased exploration activities in the first nine months of 2001. General and administrative expense in the first nine months of 2001 was $5.8 million, down $1.1 million from the first nine months of 2000 due primarily to $2.2 million of officer termination expense in the first nine months of 2000. Interest expense during the first nine months of 2001 was $10.0 million, up $0.5 million or 5% from the first nine months of 2000 due to borrowings under the Credit Agreement for the Invasion acquisition.

     The Company had a net operating loss carryforward for Federal income tax purposes of $19.8 million at December 31, 2000. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At September 30, 2001, a valuation allowance was provided to reduce US deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no US Federal income tax expense was recognized in the first nine months of 2001, and income tax benefits were recognized in 2000 only to the extent of the Company's existing deferred income tax liability. Canadian income tax expense of $0.4 million was recognized in the first nine months of 2001 related to the Invasion properties.

     The Company realized net income available for common stock of $16.4 million and basic net earnings per share of $1.79 in the first nine months of 2001 compared to net income of $0.9 million and net income per share of $0.10 during the first nine months of 2000.

                                                           The Wiser Oil Company



Liquidity and Capital Resources

     Operating cash flows during the first nine months of 2001 were $25.8 million, up $15.3 million from the first nine months of 2000. Higher oil and gas sales increased cash flows from operations by $15.0 million while changes in working capital decreased cash flows from operations by $0.8 million. Capital expenditures during the first nine months of 2001 were $65.2 million, up $50.9 million from $14.3 million in the first nine months of 2000 due primarily to the Invasion acquisition and the asset exchange in Canada (see Note 4). On a cash basis, the Company paid $6.0 million in interest expense in the first nine months of 2001 and no income taxes were paid in the first nine months of 2001.

     Cash flows from financing activities in the first nine months of 2001 included USD$19.0 million (CDN$ 30.0 million) of borrowings under the Company's credit facility (see Note 7. Long-term Debt) and $10.0 million of net proceeds from the issuance of preferred stock in June 2001. Cash flows from financing activities in the first nine months of 2000 included $13.7 million of net proceeds from the issuance of preferred stock in May 2000.

     Cash and cash equivalents during the first nine months of 2001 decreased $10.3 million from $34.1 million at December 31, 2000 to $23.8 million at September 30, 2001. The decrease was attributable primarily to capital expenditures of $65.2 million which were greater than operating cash flows of $25.8 million and financing cash flows of $28.9 million for the first nine months of 2001.

                                                           The Wiser Oil Company


                             THE WISER OIL COMPANY

                          PART II - OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See Note 1 "Hedging Activities".


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------
          None

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



                                           THE WISER OIL COMPANY
                                      ------------------------------
                                             (Registrant)



Date:  November 14, 2001                  /s/ George K. Hickox, Jr.
                                      ------------------------------
                                          George K. Hickox, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:  November 14, 2001                  /s/ Richard S. Davis
                                      ------------------------------
                                          Richard S. Davis
                                          Vice President of Finance

                                                           The Wiser Oil Company




                             THE WISER OIL COMPANY

                               Index to Exhibits

Exhibit
Number      Exhibit
------      -------
            None