Form 10-K405/A
period 2000-12-31
WISER OIL CO
filed 2002-03-08
CIK 107874

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _________________


                                   FORM 10-K/A

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

================================================================================

                                                           The Wiser Oil Company


                                EXPLANATORY NOTE

The Company is restating its consolidated balance sheets at December 31, 2000 and 1999 and its consolidated statement of changes in stockholders' equity for the three years ended December 31, 2000 to correct an accounting error from translating Canadian dollars to U.S. dollars. As a result of these corrections, the Company is reducing its previously reported stockholders' equity of $74,281,000 at December 31, 2000 by $4,079,000 and is reducing stockholders' equity of $57,141,000 at December 31, 1999 by $3,162,000. See Note 16 of the Notes to the Consolidated Financial Statements.

                               TABLE OF CONTENTS

                                  DESCRIPTION

Item                                                            Page
----                                                            ----
                                    PART I

1.  BUSINESS...................................................   3
2.  PROPERTIES.................................................  24
3.  LEGAL PROCEEDINGS..........................................  24
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  24

                                    PART II

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS....................................  24
6.  SELECTED FINANCIAL DATA....................................  25
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS....................  27
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  35
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE....................  35

                                   PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  36
11. EXECUTIVE COMPENSATION.....................................  36
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT.............................................  36
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  36

                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
       ON FORM 8-K.............................................  36

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

                                                           The Wiser Oil Company

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company are derived from information contained in the Company's consolidated financial statements. The selected consolidated financial and operating data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report. Certain financial data have been restated as described in Note 16 to the Consolidated Financial Statements.





                                                                          Year Ended December 31,
                                                           --------------------------------------------------
                                                               2000      1999         1998      1997     1996
                                                           --------   --------    --------   --------  ------
Income Statements Data (000's except per share amounts)
Revenues:
 Oil and gas sales......................................  $ 67,016   $ 47,602    $ 59,197   $ 76,729  $ 72,012
 Dividends and interest.................................     1,794        739         269      1,113       683
 Marketable security sales gains........................        --         --          --      7,495    12,977
 Other..................................................       923      4,453       1,942      2,478     1,017
                                                           -------   --------    --------   --------  --------
  Total revenues.......................................     69,733     52,794      61,408     87,815    86,689
                                                           -------   --------    --------   --------  --------
Costs and expenses:
 Production and operating...............................    24,125     21,111      26,529     27,183    23,970
 Purchased natural gas..................................        --        336       1,440      1,622     1,462
 Depreciation, depletion and amortization ("DD&A")......    15,637     17,663      25,811     22,977    19,653
 Property impairments...................................       680      2,214       3,838      3,289    12,112
 Exploration............................................     3,792      7,059      15,328      9,655     4,176
 General administrative.................................     8,720      6,816      10,571      9,661     9,364
 Interest expense.......................................    12,659     13,310      13,097      9,845     5,452
                                                           -------   --------    --------   --------  --------
  Total costs and expenses.............................     65,613     68,509      96,614     84,232    76,189
                                                           -------   --------   --------   --------  --------
Earnings (loss) before income taxes......................    4,120    (15,715)    (35,206)     3,583    10,500
Income tax expense (benefit).............................       --       (859)    (10,740)       264     4,072
                                                           -------   --------   ---------  ---------  --------
Net income (loss)........................................ $  4,120   $(14,856)   $(24,466)  $  3,319  $  6,428
                                                           =======   ========   =========  =========  ========

Average outstanding shares (000's) (1)...................    8,963      8,952       8,952      8,949     8,939
Basic earnings (loss) per share..........................    $0.39     $(1.66)     $(2.73)     $0.37     $0.72
Cash dividends per share.................................    $0.00      $0.00       $0.12      $0.12     $0.12

Other Financial Dat(000's):
EBITDA (2)............................................... $ 35,094   $ 23,792    $ 22,599   $ 40,741  $ 38,233
Operating cash flows.....................................   17,084      6,478      (3,316)    26,372    33,228
Capital expenditures.....................................   20,066      8,327      29,980     70,209    46,056

Balance Sheet Data-end of period (000's):
Cash and cash equivalents................................ $ 34,144   $ 21,447    $  2,779   $ 13,255  $  5,870
Working capital (3)......................................   35,171     17,875     (19,911)     7,809     3,493
Marketable securitities..................................       --         --          --         --     7,176
Net property and equipment...............................  156,289    156,811     207,414    218,664   179,439
Total assets.............................................  212,234    193,564     225,929    252,512   208,338
Long-term debt...........................................  124,600    124,526     124,452    124,304    78,654
Stockholders' equity.....................................   70,202     53,979      66,210     95,380    98,983

                                                           The Wiser Oil Company


                                                                            Year Ended December 31,
                                                                 ---------------------------------------------------
                                                                    2000      1999       1998       1997       1996
                                                                --------   --------   --------   --------   --------
Reserve and Operating Data:
Production and volumes:
 Oil and NGLs (MBbl).........................................     1,719      1,933      2,715      2,760      2,776
 Gas (MMcf) (4)..............................................     8,938     10,248     14,364     12,829     12,288
  BOE (000's) (4)............................................     3,209      3,641      5,109      4,898      4,824
Weighted average sales prices (5):
 Oil (per Bbl)...............................................  $  21.69   $  15.18   $  12.46   $  18.02   $  18.81
 Gas (per Mcf)..............................................       3.31       1.83       1.84       2.21       1.77
 NGLs (per Bbl)..............................................     22.19      13.01       9.25      13.87      13.36
  BOE (per Bbl).............................................      20.88      11.59      11.59      15.66      14.93
Selected expenses per BOE (6):
 Lease operating.............................................  $   6.36   $   5.07   $   4.45   $   4.65   $   4.14
 Production taxes............................................      1.16       0.77       0.84       1.02       0.93
 DD&A.......................................................       4.87       4.88       5.15       4.79       4.16
 General and administrative..................................      2.72       1.88       1.96       2.02       1.98
Proved reserves (end of year) (7):
 Oil and NGLs (MBbls)........................................    24,491     25,430     27,988     29,721     31,612
 Gas (MMcf)..................................................    76,108     69,993    119,981    120,094    113,377
  BOE (MBbls)................................................    37,176     37,095     47,985     49,737     50,508
 Estimated future net revenues before income taxes (000's)...  $915,495   $419,668   $218,969   $359,293   $705,723
 Present Value...............................................   500,606    222,539    123,831    210,087    414,314
 Standardized Measure (000's) (8)............................   360,876    176,916    113,232    174,489    317,180
Weighted average sales prices (end of year) (7)(9):
 Oil (per Bbl)...............................................  $  25.18   $  23.76   $  10.39   $  15.92   $  24.63
 Gas (per Mcf)...............................................      9.72       1.99       1.98       2.35       3.45
 NGLs (per Bbl)..............................................     21.53      19.11       8.44      11.40      19.79

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

                                                           The Wiser Oil Company

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2002.

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

        Signature                    Title                       Date
        ---------                    -----                       -----

    /s/ GEORGE K. HICKOX, JR.        Chairman, Chief Executive   March 8, 2002
---------------------------------
        GEORGE K. HICKOX, JR.        Officer and Director
                                     (Principal Executive
                                     Officer)

    /s/ C. FRAYER KIMBALL            Director                    March 8, 2002
---------------------------------
        C. FRAYER KIMBALL

    /s/ RICHARD R. SCHEIBER          Director                    March 8, 2002
---------------------------------
        RICHARD R. SCHEIBER

    /s/ A. W. SCHENCK, III           Director                    March 8, 2002
---------------------------------
        A. W. SCHENCK, III

    /s/ SCOTT W. SMITH               Director                    March 8, 2002
---------------------------------
        SCOTT W. SMITH

    /s/ JON L. MOSLE, JR.            Director                    March 8, 2002
---------------------------------
        JON L. MOSLE, JR.

    /s/ LORNE H. LARSON              Director                    March 8, 2002
---------------------------------
        LORNE H. LARSON

    /s/ RICHARD S. DAVIS             Vice President of Finance   March 8, 2002
---------------------------------
        RICHARD S. DAVIS             (Principal Financial and
                                     Accounting Officer)

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

Consolidated Statements of Cash Flows.......................  F-6

Notes to Consolidated Financial Statements..................  F-7

                   Report of Independent Public Accountants

To the Shareholders of The Wiser Oil Company:

We have audited the accompanying consolidated balance sheets of The Wiser Oil Company (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows, after the restatement described in Note 16, for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                         ARTHUR ANDERSEN LLP



Dallas, Texas, March 9, 2001, except for Note 16 as to which the date is March 8, 2002

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

                             THE WISER OIL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                                                  Restated
                                                                                                (See Note 16)
                                                                                         ---------------------------
                                                                                          2000               1999
                                                                                       ----------         ----------
                                                                                    (000's except for per share amounts)
Assets
Current Assets:
    Cash and cash equivalents...................................................         $  34,144         $  21,447
    Restricted cash.............................................................               992               992
    Accounts receivable.........................................................            16,621             9,565
    Inventories.................................................................               420               335
    Prepaid expenses............................................................               426               379
                                                                                         ---------------------------
      Total current assets......................................................            52,603            32,718
                                                                                         ---------------------------
Property and Equipment, at cost:
    Oil and gas properties (successful efforts method)..........................           276,568           269,256
    Other properties............................................................             3,964             3,781
                                                                                         ---------------------------
                                                                                           280,532           273,037
    Accumulated depreciation, depletion and amortization........................          (124,243)         (116,226)
                                                                                         ---------------------------
    Net property and equipment..................................................           156,289           156,811
Other Assets....................................................................             3,342             4,035
                                                                                         ---------------------------
                                                                                         $ 212,234         $ 193,564
                                                                                         ===========================

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable............................................................         $  14,310         $  11,694
    Current portion of long-term debt...........................................               500               500
    Dividends payable...........................................................               265                --
    Accrued liabilities.........................................................             2,357             2,649
                                                                                         ---------------------------
      Total current liabilities.................................................            17,432            14,843
                                                                                         ---------------------------
Long-term Debt..................................................................           124,600           124,526
Deferred Benefit Cost...........................................................                --               216
Stockholders' Equity:
    Series C convertible preferred stock - $10 par value;
      1,000,000 shares authorized; shares issued and outstanding at
      December 31, 2000 - 600,000 at $25 liquidation value per share............             6,000                --
    Common stock - $.01 par value at December 31, 2000 and $3 par value at December 31, 1999; shares authorized - 30,000,000 at December 31, 2000 and 20,000,000 at December 31, 1999;
      shares issued - 9,209,113 at December 31, 2000 and 9,128,169 at December 31, 1999; shares outstanding - 9,032,909 at
      December 31, 2000 and 8,951,965 at December 31, 1999......................                92            27,385
    Paid-in capital.............................................................            38,568             3,223
    Retained earnings...........................................................            31,721            28,234
    Accumulated other comprehensive income......................................            (3,450)           (2,134)
    Treasury stock; 176,204 shares, at cost.....................................            (2,729)           (2,729)
                                                                                         ---------------------------
      Total stockholders' equity................................................            70,202            53,979
                                                                                         ---------------------------
                                                                                         $ 212,234         $ 193,564
                                                                                         ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                             THE WISER OIL COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 2000, 1999 and 1998

                                                           Restated - see Note 16
                                            ---------------------------------------------------------
                                                  2000                1999                 1998
                                            ----------------    ----------------     ----------------
                                            Shares    Amount    Shares    Amount     Shares    Amount
                                            ------    ------    ------    ------     ------    ------
Series C convertible preferred stock,                                (000's)
-------------------------------------
  $10.00 par value
  ----------------
 Balance at beginning of year.............      --   $     --       --   $     --        --   $     --
 Issuance of preferred stock..............     600      6,000       --         --        --         --
                                             -----   --------    -----   --------    ------   --------
 Balance at end of year...................     600      6,000       --         --        --         --
                                             =====   --------    =====   --------    ======   --------

Common stock, $0.01 par value:
------------------------------
 Balance at beginning of year.............   9,128     27,385    9,128     27,385     9,128     27,385
 Change in par value......................      --    (27,293)      --         --        --         --
 Issuance of common stock.................      81         --       --         --        --         --
                                             -----   --------    -----   --------    ------   --------
 Balance at end of year...................   9,209         92    9,128     27,385     9,128     27,385
                                                     --------            --------             --------

Paid-in capital:
----------------
 Balance at beginning of year.............              3,223               3,223                3,223
 Issuance of preferred stock..............              7,675                  --                   --
 Issuance of common stock.................                368                  --                   --
 Issuance of warrants.....................                  9                  --                   --
 Change in par value......................             27,293                  --                   --
                                                     --------            --------             --------
 Balance at end of year...................             38,568               3,223                3,223
                                                     --------            --------             --------

Retained earnings:
------------------
 Balance at beginning of year.............             28,234              43,090               68,630
 Net income (loss)........................              4,120             (14,856)             (24,466)
 Dividends paid on common stock...........                 --                  --               (1,074)
 Dividends on preferred stock.............               (633)                 --                   --
                                                     --------            --------             --------
 Balance at end of year...................             31,721              28,234               43,090
                                                     --------            --------             --------

Accumulated other comprehensive income:
------------------------------------------
 Balance at beginning of year.............             (2,134)             (4,759)              (1,129)
 Cumulative foreign currency translation
   adjustment.............................             (1,149)              2,625               (3,630)
 Change in accrued pension benefit
   liability..............................               (167)                 --                   --
                                                     --------            --------             --------
 Balance at end of year...................             (3,450)             (2,134)              (4,759)
                                                     --------            --------             --------

Treasury stock:
---------------
 Balance at beginning and end of year.....    (176)    (2,729)    (176)    (2,729)     (176)    (2,729)
                                             -----   --------    -----   --------    ------   --------

Total Stockholders' Equity................   9,033   $ 70,202    8,952   $ 53,979     8,952   $ 66,210
                                             =====   ========    =====   ========    ======   ========

Net income (loss).........................           $  4,120            $(14,856)            $(24,466)
Other comprehensive loss, net of tax......             (1,316)              2,625               (3,630)
                                                     --------            --------             --------
Comprehensive Income (Loss)...............           $  2,804            $(17,481)            $(28,096)
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

5.  Oil and Gas Producing Activities

   Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisitions, exploration and development activities (000's):



                                        U.S.      Canada      Total
                                     ----------  ---------  ----------
December 31, 2000:
------------------
      Capitalized Costs:
         Proved properties.........   $179,203   $ 87,871   $ 267,074
         Unproved properties.......      4,568      4,926       9,494
                                      --------   --------   ---------
           Total...................    183,771     92,797     276,568
         Accumulated DD&A..........    (69,251)   (51,909)   (121,160)
                                      --------   --------   ---------
         Net capitalized cost......   $114,520   $ 40,888   $ 155,408
                                      ========   ========   =========

      Costs Incurred during 2000:
         Property acquisition......   $  1,538   $  2,126   $   3,664
         Exploration...............   $  4,317   $  6,020   $  10,337
         Development...............   $  3,107   $  5,014   $   8,121


December 31, 1999:
------------------
      Capitalized Costs:
         Proved properties.........  $ 172,428   $ 81,791   $ 254,219
         Unproved properties.......     10,480      4,557      15,037
                                     ---------   --------   ---------
           Total...................    182,908     86,348     269,256
         Accumulated DD&A..........    (66,519)   (47,027)   (113,546)
                                     ---------   --------   ---------
         Net capitalized cost......  $ 116,389   $ 39,321   $ 155,710
                                     =========   ========   =========

      Costs Incurred during 1999:
         Property acquisition......  $     409   $    227   $     636
         Exploration (A)...........  $   1,108   $  3,566   $   4,674
         Development...............  $   2,524   $  2,838   $   5,362

December 31, 1998:
------------------
      Capitalized Costs:
         Proved properties.........  $ 261,361   $ 73,294   $ 334,655
         Unproved properties.......     18,007      4,938      22,945
                                     ---------   --------   ---------
           Total...................    279,368     78,232     357,600
         Accumulated DD&A..........   (114,769)   (37,332)   (152,101)
                                     ---------   --------   ---------
         Net capitalized cost......  $ 164,599   $ 40,900   $ 205,499
                                     =========   ========   =========

      Costs Incurred during 1998:
         Property acquisition......  $   2,946   $  1,181   $   4,127
         Exploration (A)...........  $  12,162   $  2,147   $  14,309
         Development...............  $  10,226   $ 11,397   $  21,623

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

   The following table summarizes the oil and gas activity of the Company by geographic area for the years ended December 31, 2000, 1999 and 1998.

                                                        U.S.      Canada     Total
                                                     ----------  --------  ---------
     2000:
     -----
   Total revenues................................     $ 44,650    $25,083   $ 69,733
   Costs and expenses:
     Production and operating....................       20,340      3,785     24,125
     DD&A........................................        9,565      6,072     15,637
     Property impairments........................           --        680        680
     Exploration.................................        1,690      2,102      3,792
     Other operating.............................       19,325      2,054     21,379
                                                      --------    -------   --------
        Total costs and expenses.................       50,920     14,693     65,613
                                                      --------    -------   --------
   Earnings (loss) before income taxes...........       (6,270)    10,390      4,120
   Income tax expense (benefit)..................           --         --         --
                                                      --------    -------   --------
   Net income (loss).............................     $ (6,270)   $10,390   $  4,120
                                                      ========    =======   ========
At year end:
Property and equipment, net of accumulated DD&A..     $115,372    $40,917   $156,289
                                                      ========    =======   ========
Total assets.....................................     $160,453    $51,781   $212,234
                                                      ========    =======   ========

                             THE WISER OIL COMPANY

                       December 31, 2000, 1999 and 1998


     1999:
     -----
     Total revenues...................................   $ 37,389    $15,405    $ 52,794
     Costs and expenses:
       Production and operating.......................     17,062      4,049      21,111
       Purchased natural gas..........................        336         --         336
       DD&A...........................................     10,655      7,008      17,663
       Property impairments...........................        900      1,314       2,214
       Exploration....................................      4,760      2,299       7,059
       Other operating................................     18,784      1,342      20,126
                                                         --------    -------    --------
          Total costs and expenses....................     52,497     16,012      68,509
                                                         --------    -------    --------
     Earnings (loss) before income taxes..............    (15,108)      (607)    (15,715)
     Income tax expense (benefit).....................       (859)        --        (859)
                                                         --------    -------    --------
     Net income (loss)................................   $(14,249)   $  (607)   $(14,856)
                                                         ========    =======    ========
     At year end:
     Property and equipment, net of accumulated DD&A..   $117,377    $39,434    $156,811
                                                         ========    =======    ========
     Total assets.....................................   $148,773    $44,791    $193,564
                                                         ========    =======    ========
     1998:
     -----
     Total revenues...................................   $ 47,106    $14,302    $ 61,408
     Costs and expenses:
       Production and operating.......................     22,217      4,312      26,529
       Purchased natural gas..........................      1,440         --       1,440
       DD&A...........................................     16,548      9,263      25,811
       Property impairments...........................      1,766      2,072       3,838
       Exploration....................................     13,046      2,282      15,328
       Other operating................................     21,669      1,999      23,668
                                                         --------    -------    --------
          Total costs and expenses....................     76,686     19,928      96,614
                                                         --------    -------    --------
     Loss before income taxes.........................    (29,580)    (5,626)    (35,206)
     Income tax benefit...............................    (10,740)        --     (10,740)
                                                         --------    -------    --------
     Net loss.........................................   $(18,840)   $(5,626)   $(24,466)
                                                         ========    =======    ========
     At year end:
     Property and equipment, net of accumulated DD&A..   $166,281    $41,133    $207,414
                                                         ========    =======    ========
     Total assets.....................................   $181,013    $44,916    $225,929
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
                                                   ========     ========   =============    ========

Condensed Balance Sheets
  December 31, 2000

Assets:
  Current assets                                   $ 41,737     $ 10,866   $           -    $ 52,603
  Net property and equipment                        115,372       40,917               -     156,289
  Other assets                                       51,273            -         (47,931)      3,342
                                                   --------     --------   -------------    --------
    Total Assets                                   $208,382     $ 51,783   $     (47,931)   $212,234
                                                   ========     ========   =============    ========

Liabilities and Stockholders' Equity:
  Current liabilities                              $  9,501     $  7,931   $           -    $ 17,432
  Long-term debt                                    124,600            -               -     124,600
  Stockholders' equity                               74,281       43,852         (47,931)     70,202
                                                   --------     --------   -------------    --------
    Total Liabilities and Stockholders' Equity     $208,382     $ 51,783   $     (47,931)   $212,234
                                                   ========     ========   =============    ========

                             THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 2000, 1999 and 1998 (Unaudited)

Condensed Balance Sheets                          Wiser Oil   Subsidiary   Consolidation
  December 31, 1999                                (Parent)   Guarantors    Adjustments      Total
                                                  ----------  -----------  --------------  ---------
                                                                (000's)
Assets:
  Current assets                                   $ 27,355      $ 5,363      $      -      $ 32,718
  Net property and equipment                        117,377       39,434             -       156,811
  Other assets                                       46,298            -       (42,263)        4,035
                                                   --------      -------      --------      --------
    Total Assets                                   $191,030      $44,797      $(42,263)     $193,564
                                                   ========      =======      ========      ========

Liabilities and Stockholders' Equity:
  Current liabilities                              $  9,147      $ 5,696      $      -      $ 14,843
  Long-term debt                                    124,526            -             -       124,526
  Other long-term liabilities                           216            -             -           216
  Stockholders' equity                               57,141       39,101       (42,263)       53,979
                                                   --------      -------      --------      --------
    Total Liabilities and Stockholders' Equity     $191,030      $44,797      $(42,263)     $193,564
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


16. Restatement

    The Company discovered an accounting error from translating Canadian dollars to U.S. dollars that resulted in an overstatement of net property and equipment and stockholders' equity in the consolidated balance sheets at December 31, 2000 and 1999. The overstatement of net property and equipment and stockholders' equity was $4,079,000 at December 31, 2000 and $3,162,000 at December 31, 1999. Accordingly, the Company has restated its consolidated balance sheets at December 31, 2000 and 1999 and its consolidated statements of changes in stockholders' equity for the three years ended December 31, 2000.