Form 10-K
period 2001-12-31
WISER OIL CO
filed 2002-03-27
CIK 107874

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------



                                    FORM 10-K
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001 Commission file number 0-5426

                              THE WISER OIL COMPANY
                             A DELAWARE CORPORATION
                             ----------------------


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

   Common Stock-Par Value, $.01 Per Share            New York Stock Exchange
   Preferred Stock-Par Value, $10.00 Per Share       New York Stock Exchange

Indicate by check mark whether registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days. X .
              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     .
            ---

As of March 27, 2002, registrant had outstanding 9,242,816 shares of common stock, $.01 par value ("Common Stock"), which is registrant's only class of common stock.

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 26, 2002 was approximately $48.9 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
   (Specific incorporations are identified under the applicable item herein.)

Portions of the registrant's proxy statement furnished to stockholders in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year.

================================================================================

                                                           The Wiser Oil Company

                                TABLE OF CONTENTS

                                   DESCRIPTION
Item                                                            Page
----                                                            ----

                                     PART I

1.   BUSINESS.......................................................         3
2.   PROPERTIES.....................................................        24
3.   LEGAL PROCEEDINGS..............................................        24
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............        24

                                     PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS..........................................        24
6.   SELECTED FINANCIAL DATA........................................        25
7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS..........................        27
7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK..................................................        34
8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................        36
9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE..........................        36

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............        37
11.  EXECUTIVE COMPENSATION.........................................        37
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT...................................................        37
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................        37

                                     PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
       ON FORM 8-K..................................................        37

                                                           The Wiser Oil Company

                             THE WISER OIL COMPANY

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Wiser Oil Company (the "Company" or "Wiser") is an independent oil and gas exploration and production company operating in Texas, New Mexico, the Gulf Coast and Alberta, Canada. Historically, the Company's growth has been attributed primarily to acquisition, development, exploitation and, to a lesser extent, exploration activities. The Company made significant acquisitions of proved properties in the Permian Basin between 1992 and 1996, and the Company began operating in Canada in 1994 with the acquisition of The Wiser Oil Company of Canada. The Company's total proved reserves at December 31, 2001 are 35.4 MMBOE, with oil and NGL's comprising 54% and natural gas comprising 46% of total reserves. Wiser's proved reserves at December 31, 2001 were 81% developed with approximately 63% located in the U.S. and 37% located in Canada. Based on average realized prices of $22.82 per barrel of oil and $2.76 per Mcf of gas, the pre-tax present value of proved reserves at December 31, 2001 is $210.7 million discounted at 10%. Using SEC pricing guidelines, the pre-tax present value of the Company's total proved reserves at December 31, 2001 is $160.9 million based on average realized prices of $17.24 per barrel for oil and $2.26 per Mcf for gas and discounted at 10%. Over the past five years, the Company has replaced 92% of its production through a combination of acquisition, exploration, development and exploitation activities.

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

In May 2000, the Company completed a corporate restructuring and appointed George K. Hickox, Jr. as the new CEO. As part of the corporate restructuring, Wiser received a $23.7 million net capital infusion through the sale of convertible preferred stock in May 2000 and June 2001. In May 2001, Wiser acquired Invasion Energy, Inc. in northern Alberta for $37.5 million and the Company also expanded into the Gulf of Mexico in 2001 through joint venture agreements.

STRATEGY

Over the past two years, Wiser has increased the percentage of its natural gas reserves from 31% at December 31, 1999 to 46% at December 31, 2001. In addition, the percentage of reserves attributable to high-cost enhanced recovery projects in the Permian basin has decreased from 54% at December 31, 1999 to 34% at December 31, 2001. While the Company will continue to focus its efforts on adding reserves through acquisition of proved properties with exploitation potential, the Company will also place more emphasis on adding reserves through exploration activities in the future. Wiser expects to fund its future capital expenditure programs primarily with discretionary cash flow and any significant acquisition opportunities would be funded with borrowings under the Company's credit facility.

The Company's principal executive offices are located at 8115 Preston Road, Suite 400, Dallas, Texas 75225, and its telephone number is (214) 265-0080.

Certain oil and gas industry terms used herein are defined in the "Glossary of Oil and Gas Terms" appearing at the end of this Item 1.

                                                           The Wiser Oil Company

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to each of the Company's principal areas of operation at December 31, 2001.

                                                                      Proved Reserves
                                 ------------------------------------------------------------------------------------
                                   Total                                        Total        Percent         Average
                                   Gross           Oil                          Proved       of Total          Net
                                  Oil and        and NGLs         Gas          Reserves       Proved       Production
                                 Gas Wells       (MBbls)         (MMcf)         (MBOE)       Reserves       (BOE/Day)
                                 ----------      --------       --------       --------      --------      ----------
Permian Basin:
  Maljamar                            235          6,854          2,944          7,345             21%          1,415
  Wellman                              22          4,564            138          4,587             13%            785
  Dimmitt/Slash Ranch                  79          1,649         10,911          3,468              9%            815
                                   ------         ------         ------         ------         ------          ------
    Total                             336         13,067         13,993         15,400             43%          3,015
San Juan Basin                      2,749             40         21,097          3,556             10%          1,127
Gulf of Mexico                          -            321          4,089          1,003              3%             --
Other                                 143            453         12,079          2,465              7%          1,145
                                   ------         ------         ------         ------         ------          ------
Total United States                 3,228         13,881         51,258         22,424             63%          5,287
Canada:
  Invasion                            102              -         27,535          4,589             13%            990
  Other Canada                        374          5,203         19,180          8,400             24%          3,065
                                   ------         ------         ------         ------         ------          ------
    Total                             476          5,203         46,715         12,989             37%          4,055
                                   ------         ------         ------         ------         ------          ------
Total Company                       3,704         19,084         97,973         35,413            100%          9,342
                                    =====         ======         ======         ======         ======          ======



Permian Basin

Maljamar. The Company's Maljamar properties are situated in Southeast New Mexico. At December 31, 2001, the Maljamar properties contained 7.3 MMBOE of proved reserves, which represented 21% of the Company's total proved reserves and 10% of the Company's Present Value of total proved reserves.

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

Exploitation efforts at the project are essentially complete and included conversion of existing wells to injection wells and the drilling of infill development wells on 20-acre spacing to create 40-acre five-spot water injection patterns. At December 31, 2001, the project included 235 producing wells and 186 water injection wells, virtually all of which were operated by the Company.

The Company's net production from the Maljamar properties averaged 1,306 Bbls of oil, 2 Bbls of NGLs and 642 Mcf of natural gas per day in 2001. The Company's cumulative net production from the Maljamar properties since acquired by the Company has been 4,770 MBbls of oil and 2.3 Bcf of natural gas through December 31, 2001.

                                                           The Wiser Oil Company

Wellman Unit. In 1993 the Company acquired a 62% working interest in and became operator of the Wellman Unit in Terry County, Texas, located in the northwestern edge of the Horseshoe Atoll. During 1998 and 1999, the Company acquired an additional 28% and 5% working interest, respectively, in the Wellman Unit which increased the Company's working interest to 95% as of December 31, 2001. At December 31, 2001, the Company's Wellman property contained 4.6 MMBOE of proved reserves, which represented 13% of the Company's total proved reserves and 6% of the Company's Present Value of total proved reserves.

The Company owns 2,280 gross (2,165 net) leasehold acres in the Wellman Unit. The Wellman Unit produces oil from the Wolfcamp Reef formation at depths ranging from 9,100 to 10,000 feet through the injection of water and CO2 into the reservoir. Water injection at the unit began in 1979, and CO2 injection began in 1983. The unit also includes a gas processing plant, which processes wellhead gas produced from the unit. Wiser's interest in this plant is proportionate to its working interest in the Wellman Unit. Processing at the plant involves subjecting the wellhead gas to high pressure and low temperature treatments that cause the gas to separate into various products, including NGLs, residual natural gas and CO2. The NGLs and residual natural gas are sold to pipeline companies, and the CO2 is reinjected into the unit's reservoir. At December 31, 2001, the unit included 22 productive wells, two water injection wells, four CO2 injection wells and four water disposal wells, all of which were operated by the Company.

The Company's net production from the Wellman Unit averaged 545 Bbls of oil, 228 Bbls of NGLs and 74 Mcf of natural gas per day in 2001. The Company's cumulative net production from the unit since acquired by the Company has been 2,451 MBbls of oil, 929 MBbls of NGLs and 550 MMcf of natural gas through December 31, 2001.

In 1995 the Company began reconditioning the gas processing plant at the Wellman Unit to enhance the extraction of NGLs and residual natural gas from the wellhead gas. The Company completed the reconditioning project in June 1995 at a total cost of approximately $6.0 million. For the year ended December 31, 2001, the gas plant processed an average of 30 MMcf of gross natural gas and CO2 per day and recovered an average of 233 Bbls of NGLs and 26 Mcf of residual natural gas per day. The plant currently operates at 95% of its maximum capacity of 35 MMcf of gas per day.

Dimmitt/Slash Ranch Fields. The Company's Dimmitt/Slash Ranch properties are situated in Loving County, Texas, 80 miles west of Midland, Texas. At December 31, 2001, the Dimmitt/Slash Ranch properties contained 3.5 MMBOE of proved reserves, which represented 9% of the Company's total proved reserves and 10% of the Company's Present Value of total proved reserves.

The Company owns 6,154 gross (5,379 net) leasehold acres in the Dimmitt/Slash Ranch Field. The Company acquired its initial interest in and became operator of the field in 1993. The Dimmitt Field produces oil and gas from the Cherry Canyon and Bell Canyon formations at depths ranging from 4,700 to 6,700 feet. The Slash Ranch Field is a natural gas field that underlies the Dimmitt Field. The Slash Ranch Field produces from the Atoka, Fusselman and Ellenburger formations at depths ranging from 15,000 to 20,000 feet. At December 31, 2001, the Dimmitt/Slash Ranch Field included 79 producing wells, all of which were operated by the Company. The Company's average working interest in these wells is 98%.

The Company's net production from the Dimmitt/Slash Ranch properties averaged 394 Bbls of oil and 2,524 Mcf of natural gas per day in 2001. The Company's cumulative net production from the properties since acquired by the Company has been 1,040 MBbls of oil and 8.1 Bcf of natural gas through December 31, 2001.

                                                           The Wiser Oil Company

San Juan Basin

The Company's San Juan Basin properties are located in Rio Arriba County in northwestern New Mexico. At December 31, 2001, the San Juan Basin properties contained 3.6 MMBOE of proved reserves, which represented 10% of the Company's total proved reserves and 7% of the Company's Present Value of total proved reserves. The Company owns 10,079 gross (5,799 net) leasehold acres in the San Juan Basin. In the 1950's, the Company's average 48% working interest in most of the acreage was contributed in connection with a unitization of the wells in the San Juan Basin fields, resulting in the ownership by the Company of small non-operated working interests in several large units. At December 31, 2001, the Company owned working interests in approximately 2,749 producing gas wells in the San Juan Basin. These working interests average approximately 1.8%. The Company's San Juan Basin properties produce from multiple formations ranging from depths of 3,000 feet to 8,000 feet.

The Company's net production from these properties averaged 6,362 Mcf of natural gas, 59 Bbls of oil and 8 Bbls of NGLs per day in 2001. The Company expects that future development of the properties will depend on natural gas prices, and that its share of the costs of any such future development activities will not be significant.

Other U.S. Properties

The Company's other United States properties include properties located in the West Texas, New Mexico and the Gulf Coast region.

Canada

In June 1994, Wiser established an important new core area with the completion of a $52.0 million acquisition of Canadian oil and gas properties from Eagle Resources, Ltd. ("Wiser Canada") (see Note 1 to the Company's Consolidated Financial Statements). The purchase included 7.2 MMBOE of proved reserves and approximately 127,000 net undeveloped acres. In May 2001, Wiser Canada acquired Invasion Energy Inc. for $37.5 million and added approximately 28 Bcf of proved gas reserves in Canada. Also, in June, 2001, Wiser Canada entered into an Asset Exchange Agreement and acquired the Loon and other producing properties in exchange for the Pine Creek, Portage, Groat, Windfall and Sunchild fields. At December 31, 2001, the Company's Canadian properties contained 13.0 MMBOE of proved reserves, which represented 37% of the Company's total proved reserves and 53% of the Present Value of the Company's total proved reserves.

The following table summarizes certain information with respect to each of the Company's principal Canadian areas of operation at December 31, 2001:

                                                                            Proved Reserves
                                      ------------------------------------------------------------------------------------
                                                                                                 Percent          2001
                                         Total                                       Total       of Total        Average
                                         Gross          Oil                          Proved      Canadian          Net
                                        Oil and       and NGLs          Gas         Reserves      Proved        Production
                                       Gas Wells      (MBbls)         (MMcf)         (MBOE)      Reserves        (BOE/Day)
                                      ----------      --------       --------       -------      --------       ----------
Wolverine (Invasion).............            102            --         27,535         4,589           35%           990
Evi..............................             24         1,729             --         1,729           13%           929
Hayter...........................             65         1,104          1,024         1,275           10%           181
Loon.............................             24           933             --           933            7%           278
Other............................            261         1,437         18,156         4,463           35%         1,677
                                            ----        ------         ------       -------         -----         -----
Total Canada.....................            476         5,203         46,715        12,989          100%         4,055
                                            ====         =====         ======        ======          ====         =====



Wolverine. The Company's Wolverine Field was acquired in May 2001 in the Invasion acquisition. The Wolverine field is located approximately 450 miles north of Calgary. At December 31, 2001, the Wolverine Field contained 4.6 MMBOE of proved reserves, which represented 35% of the Company's total Canadian proved reserves and 31% of the Present Value of the Company's total Canadian proved reserves.

                                                           The Wiser Oil Company

The Company owns 245,440 gross (227,790 net) leasehold acres in the Wolverine Field, and has an average 93% working interest in this acreage. The Wolverine Field produces gas from the Wabamun, Bluesky and Gething formations at depths averaging 1,500 feet. The Company's net production from the Invasion Field commenced in May 2001 and averaged 5,940 Mcf of gas per day in 2001. At December 31, 2001, the Company owned 102 gross and net productive wells and 5 gross and net water disposal wells in the field, all of which were operated by Wiser.

In the first quarter of 2002, Wiser drilled and completed 15 new productive gas wells in the Wolverine field and expects average net gas production from the Wolverine field to increase to over 10,000 Mcf per day in 2002.

Evi. The Company's Evi Field is located approximately 400 miles north of Calgary. At December 31, 2001, the Evi Field contained 1.7 MMBOE of proved reserves, which represented 13% of the Company's total Canadian proved reserves and 21% of the Present Value of the Company's total Canadian proved reserves.

The Company owns 7,520 gross (4,270 net) leasehold acres in the Evi Field, and has an average 57% working interest in this acreage. The Evi Field produces oil from the Granite Wash formation at depths ranging from 4,900 to 5,000 feet. The Company's net production from the Evi Field averaged 929 Bbls of oil per day in 2001. At December 31, 2001, the Company owned 24 gross (10.7 net) productive wells and 2 gross (0.8 net) water disposal wells in the field, of which 20 productive wells and both water disposal wells were operated by Wiser.

Hayter. The Company's Hayter Field was acquired in 2000 and significant reserves were added in 2001 through development activities. The Hayter field is located approximately 200 miles northeast of Calgary. At December 31, 2001, the Hayter Field contained 1.3 MMBOE of proved reserves, which represented 10% of the Company's total Canadian proved reserves and 5% of the Present Value of the Company's total Canadian proved reserves.

The Company owns 6,350 gross (6,055 net) leasehold acres in the Hayter Field, and has an average 95% working interest in this acreage. The Hayter Field produces heavy oil (13(Degree) gravity) mainly from the McLaren formation at depths averaging 2,600 feet. The Company drilled 17 productive wells in the Hayter Field in 2001 and plans to drill another 20 to 40 wells over the next few years, depending on oil prices.

The Company's net production from the Hayter Field commenced in June 2001 and averaged 181 Bbls of oil per day in 2001. At December 31, 2001, the Company owned 65 gross (63.6 net) productive wells and 1 gross and net water injection wells on the properties, all of which were operated by the Company.

Loon. The Company's Loon Field was acquired in June 2001 as part of the Asset Exchange Agreement. The Loon Field is located approximately 400 miles northwest of Calgary. At December 31, 2001, the Loon Field contained 0.9 MMBOE of proved reserves, which represented 7% of the Company's total Canadian proved reserves and 12% of the Present Value of the Company's total Canadian proved reserves.

The Company owns 3,360 gross (795 net) leasehold acres in the Loon Field, and has an average 24% working interest in this acreage. The Loon Field produces from the Granite Wash formation at depths of 4,700 to 4,800 feet. At December 31, 2001, the Company owned 24 gross (6.8 net) productive wells, all of which were operated by Wiser. The Company's net production from the Loon Field averaged 278 Bbls of oil per day in 2001.

                                                           The Wiser Oil Company

Other Canadian Properties. The Company owns interests in various other Canadian properties, primarily located in its principal areas of operation. For the year ended December 31, 2001, these properties individually represented less than 6%, and in the aggregate represented approximately 35%, of the Company's total Canadian proved reserves.

EXPLORATION ACTIVITIES

United States

The objective of Wiser's domestic exploration program is to generate exploration and exploitation drilling opportunities that have the potential of replacing produced reserves and providing a vehicle of growth for the Company. In 2001, Wiser drilled or participated in 8 gross (4.0 net) U.S. exploration wells, compared with 12 gross (4.0 net) wells in 2000, spending $11.0 million in 2001 and $4.3 million in 2000 on U.S. exploration. Of the 8 gross wells drilled by the Company in 2001, 3 were completed as oil or gas wells, and 5 were unsuccessful. The Company also began exploration activities in the Gulf of Mexico in 2001 by participating in 3 successful exploration wells through joint venture agreements. In 2002, Wiser plans to drill or participate in approximately 5 to 10 gross wells in the U.S. and the Company has budgeted approximately $10.0 to $15.0 million for its 2002 U.S. exploration program, depending on cash flows and drilling results.

The Company is currently focusing its U.S. exploration activities in the following geographical areas:

Gulf of Mexico. In the first quarter of 2001, the Company entered into an exploration agreement and a joint venture agreement with Remington Oil and Gas Corporation covering the shelf area of the Gulf of Mexico. Wiser has a 12.5% working interest under the exploration agreement and a 25% working interest under the joint venture agreement. The Company also participated in the Federal OCS Lease Sale in March 2001 under the joint venture agreement and acquired 111,000 gross (23,000 net) acres in the Gulf of Mexico. In 2001, four new field discoveries were made through successful drilling at Eugene Island Block 302, South Marsh Island Block 93, East Cameron Block 184 and West Cameron Block 417 which added approximately 1,003 MBOE of reserves in 2001. Production from these new field discoveries is expected to commence in the second quarter of 2002.

Wiser plans to participate in 3 to 6 exploratory wells in the Gulf of Mexico in 2002, depending on cash flows and drilling results, and expects to continue significant exploration activities in the Gulf of Mexico in the future.

Onshore Gulf Coast. The Company has entered into exploration agreements with several other companies to participate in various Onshore Gulf Coast prospects in 2002 that will be operated by other companies or Wiser, depending on the prospect. The Company anticipates that fewer U.S. exploration prospects will be generated by the Company in 2002 than in prior years.

Canada

Wiser focuses its Canadian exploration activities in specific regions within the Western Canadian Sedimentary Basin in close proximity to known producing horizons where the potential for significant reserves exists. The Company's technical personnel have considerable experience in this focus area. During 2001, the Company participated in 1 gross (0.1 net) exploratory well which was completed as a successful gas well. The Company spent $1.3 million on exploration in Canada in 2001, compared to $6.0 million in 2000, and has budgeted approximately $2.0 million for its 2002 Canadian exploration program.

International

The Company did not participate in any other international exploration activity in 2001 and currently has no plans to participate in future international exploration activities.

                                                           The Wiser Oil Company

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

During the year ended December 31, 2001, revenues from the sale of production to Highland Energy Company, Nexen Inc. and Enron Canada Corp. represented approximately 41%, 20% and 12%, respectively, of the Company's total oil and gas revenues. The Company believes it would be able to locate alternate purchasers in the event of the loss of any one or more of these purchasers, and that any such loss would not have a material adverse effect on the Company's financial condition or results of operations.

Crude Oil. The Company sells its crude oil and condensate to various refiners and resellers in the United States and Canada at posting-related and spot-related prices that also depend on factors such as well location, production volume and product quality. The Company typically sells its crude oil and condensate production at or near the well site, although in some cases it is gathered by the Company or others and delivered to a central point of sale. The Company's crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. The Company has not engaged in crude oil trading activities. Revenue from the sale of crude oil and condensate totaled $39.2 million for the year ended December 31, 2001 and represented 48% of the Company's total oil and gas revenues for 2001.

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

NGLs. From its natural gas processing plants in West Texas, the Company sells NGLs to independent marketers for resale. A direct pipeline connection to the Texas Gulf Coast market area facilitates the sale of NGLs from the Company's Wellman Unit, and enables the Company to receive prices that are representative of the daily market value of NGLs on the Texas Gulf Coast, less transportation and fractionation costs. The Company's average price in 2001 for NGLs sold from Company-operated plants or under processing agreements with others was $20.32 per Bbl. Prices for NGLs attributable to natural gas sold to plants operated by others are generally included in the prices reported by the Company for the sale of its natural gas.

Price Considerations. Crude oil prices are established in a highly liquid, international market, with average crude oil prices received by the Company generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by the Company in 2001 was $24.27. The average NYMEX-WTI closing price per Bbl for 2001 was $25.93.

Natural gas prices in each of the geographical areas in which the Company operates are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price

                                                           The Wiser Oil Company

per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price the Company's natural gas. Average natural gas prices received by Wiser in each of its operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by the Company in 2001 was $3.85. The average NYMEX-Henry Hub price per MMBtu for 2001 was $4.40, computed by averaging the closing price on the last three trading days of each month of the forward prompt month NYMEX natural gas futures contract price applicable to each month in 2000. The average natural gas price received by the Company in 2001 was lower than such 2001 NYMEX-Henry Hub price as a result of pricing differentials determined by the location of the Company's natural gas production relative to the Henry Hub trading point and lower natural gas prices generally applicable to Canadian natural gas production relative to U.S. production.

                                                           The Wiser Oil Company

OIL AND GAS RESERVES

The following table sets forth the proved developed and undeveloped reserves of the Company at December 31, 2001:

                                       Oil and NGLs (MBbls)                  Gas (Mmcf)                   Total Reserves (MBOE)
                           ---------------------------------     ------------------------------    ---------------------------------
                           Developed   Undeveloped     Total     Developed  Undeveloped   Total    Developed   Undeveloped     Total
                           ---------   -----------     -----     ---------  -----------   -----    ---------   -----------     -----
Permian Basin
  Maljamar...............     6,201         653        6,854       2,793         151       2,944      6,667         678        7,345
  Wellman................     4,564          --        4,564         138          --         138      4,587          --        4,587
  Dimmitt/Slash Ranch....     1,595          54        1,649      10,766         145      10,911      3,390          78        3,468
                            -------      ------     --------     -------    --------     -------    -------     -------      -------
    Total................    12,360         707       13,067      13,697         296      13,993     14,644         756       15,400
San Juan Basin...........        36           4           40      18,919       2,178      21,097      3,189         367        3,556
Gulf of Mexico...........        13         308          321       2,722       1,367       4,089        467         536        1,003
Other....................       440          13          453       9,318       2,761      12,079      1,992         473        2,465
                           --------     -------     --------     -------     -------    --------    -------     -------      -------
Total United States......    12,849       1,032       13,881      44,656       6,602      51,258     20,292       2,132       22,424
Canada...................     4,390         813        5,203      24,923      21,792      46,715      8,543       4,446       12,989
                            -------      ------      -------      ------      ------    --------    -------       -----       ------
Total Company............    17,239       1,845       19,084      69,579      28,394      97,973     28,835       6,578       35,413
                             ======      ======       ======      ======      ======     =======     ======       =====       ======


  The following table summarizes the Company's proved reserves, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable thereto at December 31, 2001, 2000 and 1999:

                                                                              At December 31,
                                                             ----------------------------------------------
                                                                 2001               2000            1999
                                                             ---------          ---------         ---------
                                                             (000's except weighted average sales prices)
Proved reserves:
  Oil and NGLs (Bbl)..................................          19,084             24,491           25,430
  Gas (Mcf)...........................................          97,973             76,108           69,993
    BOE...............................................          35,413             37,176           37,095
  Estimated future net revenues before income taxes...       $ 288,282          $ 915,495        $ 419,668
  Present Value.......................................       $ 160,878          $ 500,606        $ 222,539
  Standardized Measure/1/.............................       $ 139,361          $ 360,876        $ 176,916
Proved developed reserves:
  Oil and NGLs (Bbl)..................................          17,239             23,596           24,046
  Gas (Mcf)...........................................          69,579             72,399           66,584
    BOE...............................................          28,835             35,662           35,143
  Estimated future net revenues before income taxes...       $ 231,778          $ 870,867        $ 395,749
  Present Value.......................................       $ 133,211          $ 479,123        $ 212,263
Weighted average sales prices:
  Oil (per Bbl).......................................       $   17.24          $   25.18        $   23.76
  Gas (per Mcf).......................................            2.26               9.72             1.99
  NGLs (per Bbl)......................................           16.61              21.53            19.11


/1/ The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Consolidated Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures about Oil and Gas Producing Activities."

                                                           The Wiser Oil Company

All information set forth in this Report relating to the Company's proved reserves, estimated future net revenues and Present Values is taken from reports prepared by DeGolyer and MacNaughton (with respect to the Company's United States properties) and Gilbert Lausten Jung Associates Ltd. (with respect to the Company's Canadian properties), each of which is a firm of independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on the Company's reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission ("SEC"), the Company's estimates of proved reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). A decline in prices relative to year-end 2001 could cause a significant decline in the Present Value attributable to the Company's proved reserves at December 31, 2001. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

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

                                                           The Wiser Oil Company

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the three-year period ended December 31, 2001.

                                                            Year Ended December 31,
                                                 ------------------------------------------
                                                  2001               2000             1999
                                                 ------             ------           ------
Production volumes:
  Oil (MBbl)
    United States...........................        906                948            1,085
    Canada..................................        709                557              599
                                                 ------             ------           ------
      Total Company.........................      1,615              1,505            1,684
  Gas (MMcf)
    United States /1/.......................      5,627              6,443            7,333
    Canada..................................      4,372              2,495            2,915
                                                 ------             ------           ------
      Total Company /1/.....................      9,999              8,938           10,248
  NGLs (MBbl)
    United States...........................         86                139              172
    Canada..................................         42                 75               77
                                                   ----               ----             ----
      Total Company.........................        128                214              249
Weighted average sales prices /2/:
  Oil (per Bbl)
    United States...........................    $ 25.95            $ 17.97          $ 14.56
    Canada..................................      22.13              28.04            16.29
      Total Company.........................      24.27              21.69            15.18
  Gas (per Mcf)
    United States /1/.......................    $  4.14            $  3.43          $  1.95
    Canada..................................       3.08               3.01             1.54
      Total Company.........................       3.85               3.31             1.83
  NGLs (per Bbl)
    United States...........................    $ 20.45            $ 21.81          $ 13.54
    Canada..................................      20.06              22.88            11.84
      Total Company.........................      20.32              22.19            13.01
Selected expenses per BOE /3/:
  Lease operating
    United States...........................    $  9.34            $  7.69          $  5.82
    Canada..................................       4.55               3.61             3.48
      Total Company.........................       7.26               6.36             5.07
  Production taxes /4/
    United States...........................    $  1.89            $  1.16          $  0.77
  Depreciation, depletion and amortization
    United States...........................    $  4.82            $  4.43          $  4.34
    Canada..................................       6.82               5.79             6.03
      Total Company.........................       5.69               4.87             4.88
  General and administrative
    United States...........................    $  2.98            $  3.09          $  2.23
    Canada..................................       1.58               1.96             1.15
      Total Company.........................       2.37               2.72             1.88


/1/ Calculated by including volumes of natural gas purchased for resale as follows: 2001 - 0 MMcf, 2000 - 0 MMcf and 1999 - 148 MMcf.
/2/ Reflects results of hedging activities. See Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."
/3/   Calculated without including volumes of natural gas purchased for resale.

                                                           The Wiser Oil Company

/4/ Canada does not assess production taxes on revenue derived from oil and gas production from Crown lands. However, in Canada, royalties are payable to the provincial governments on production from Crown lands, subject to certain programs that provide for royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and gas exploration and development. See "-Governmental Regulation-Canada."

PRODUCTIVE WELLS AND ACREAGE

PRODUCTIVE WELLS

The following table sets forth the Company's domestic and Canadian productive wells at December 31, 2001:

                                                                    Productive Wells
                                    --------------------------------------------------------------------------
                                             Oil                         Gas                      Total
                                    --------------------        -------------------        -------------------
                                     Gross          Net          Gross         Net         Gross           Net
                                    ------          ---          -----         ---         -----           ---
United States...............          416            345         2,812  /1/      78         3,228          423
Canada......................          295            147           181          128           476          275
                                      ---            ---         -----          ---         -----          ---
  Total.....................          711            492         2,993          206         3,704          698
                                      ===            ===         =====          ===         =====          ===


/1/ 2,749 of the Company's gross natural gas wells are located in the San Juan Basin. The Company has non-operated working interests in these wells that average approximately 1.8%.

Acreage

The following table sets forth the Company's undeveloped and developed gross and net leasehold acreage at December 31, 2001. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                                            Undeveloped                 Developed                    Total
                                   ------------------------      ---------------------      ---------------------
                                      Gross          Net          Gross         Net          Gross         Net
                                   ---------     ----------      --------     --------      --------     --------
Permian Basin
  Maljamar......................         520            481        14,012       13,839        14,532       14,320
  Wellman.......................          --             --         2,280        2,165         2,280        2,165
  Dimmitt/Slash Ranch...........         120            100         6,034        5,279         6,154        5,379
                                     -------       --------      --------     --------      --------     --------
    Total.......................         640            581        22,326       21,283        22,966       21,864
  San Juan Basin................       5,760          1,480         4,319        4,319        10,079        5,799
  Gulf of Mexico................     126,684         28,546        25,000        3,750       151,684       32,296
  Other.........................      48,085         35,075        16,382        8,104        64,467       43,179
                                     -------       --------      --------     --------      --------     --------
    Total United States.........     181,169         65,682        68,027       37,456       249,196      103,138
  Canada........................     442,361        265,164       105,540       65,966       547,901      331,130
                                     -------       --------      --------     --------      --------     --------
  Total.........................     623,530        330,846       173,567      103,422       797,097      434,268
                                     =======       ========      ========     ========      ========     ========


/1/ Excluded is acreage in which the Company's interest is limited to a mineral or royalty interest. At December 31, 2001, the Company held mineral or royalty interests in 1,108 gross (596 net) developed acres.

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

                                                           The Wiser Oil Company

                                                      Acres Expiring
                                                -----------------------
                                                  Gross           Net
                                                ---------       -------
Twelve Months Ending:
  December 31, 2002.......................       111,982         75,711
  December 31, 2003.......................       171,522        124,224
  Thereafter..............................       340,026        130,911
                                                 -------        -------
    Total.................................       623,530        330,846
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

Drilling Activity

The following table sets forth for the three-year period ended December 31, 2001 the number of exploratory and development wells drilled by or on behalf of the Company.

                                           2001                       2000                       1999
                                   -------------------         ------------------        -------------------
                                   Gross          Net          Gross         Net         Gross           Net
                                   -----          ---          -----         ---         -----           ---
Exploratory Wells:
------------------
  United States
    Producing.............            3              1             8            2             6            2
    Dry...................            5              3             4            2             2            1
  Canada
    Producing.............            1              0             5            2             1            1
    Dry...................            0              0             3            2            --           --
Development Wells:
------------------
  United States
    Producing.............            6              3             5            4             1           --
    Dry...................            0              0             1            1            --           --
  Canada
    Producing.............           25             21            29           11            20            4
    Dry...................            4              4             6            3             2            1
Total Wells:
------------
    Producing.............           35             25            47           19            28            7
    Dry...................            9              7            14            8             4            2
                                    ---            ---            --           --            --           --
      Total...............           44             32            61           27            32            9
                                    ===            ===            ==           ==            ==           ==


OPERATIONS

The Company generally seeks to be named as operator for wells in which it has acquired a significant interest, although, as is common in the industry, this typically occurs only when the Company owns the major portion of the working interest in a particular well or field. At December 31, 2001, the Company operated 88% of its properties in the Permian Basin, comprising approximately 43% of the Company's total proved reserves, including Maljamar (235 gross wells), Wellman (22 gross wells) and Dimmitt/Slash Ranch (79 gross wells). At December 31, 2001, the Company also operated 273 (out of a total of 476) gross wells on its Canadian properties.

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

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator's direct expenses and monthly per-well supervision fees. Per-well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. Such fees received by the Company in 2001 ranged from $99 to $980 per well per month.

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

TITLE TO PROPERTIES

The Company's land department and contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other inchoate burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. At December 31, 2001, the Company's leaseholds for approximately 30% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

EMPLOYEES

At March 22, 2002, the Company employed 75 full-time employees; 6 were executive officers, 38 were professional and administrative personnel and 31 were field personnel. Of the total employees, 51 were located in the United States and 24 were located in Canada. At March 22, 2002, none of the Company's employees were represented by a labor union. The Company considers its relations with its employees to be good.

                                                           The Wiser Oil Company

FACILITIES

The Company's principal executive and administrative offices are located at 8115 Preston Road, Suite 400, Dallas, Texas. The offices contain approximately 15,200 square feet of space and are leased through December 31, 2002. Rental payments are approximately $23,000 per month. The office of the Company's Canadian subsidiary, The Wiser Oil Company of Canada, is located at 645 7th Avenue, S.W., Suite 2550, Calgary, Alberta. This office contains approximately 14,000 square feet of space and is leased through December 20, 2003. Rental payments are approximately $20,000 per month.

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

The Company has filed motions against Enron North America ("ENA") and Enron Corporation to collect amounts owed the Company under hedging contracts. ENA is a wholly-owned subsidiary of Enron Corporation and Enron Corporation has provided the Company with a $10 million guarantee on behalf of ENA. These motions seek to establish a separate cash management system for ENA and to settle debtor claims against ENA separately from Enron Corporation. Pursuant to the Company's motions, an examiner has been appointed to examine ENA cash transactions and the court is currently waiting on the examiner's report before taking further action on the Company's motion.

In January 2002 the Company was notified by a gas marketing company that it would not pay the Company approximately $730,000 owed to Wiser for its November 2001 gas sales because the gas marketing company claimed it had not been paid by Enron Corporation. The Company believes that the gas marketing company has no basis under the gas sales contract to withhold payment and has demanded the $730,000 payment in writing. The Company believes the $730,000 account receivable from the gas marketing company is 100% collectible and will pursue all legal remedies available to collect the amount owed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock is traded on the New York Stock Exchange under the symbol WZR.

The quarterly high and low sales prices and dividends per share of Common Stock during the three years ended December 31, 2001, were as follows:

                              High               Low            Dividends
                           --------          ----------         ---------
2001
  First Quarter.........   $   7.69          $   4.63            $ 0.00
  Second Quarter........      10.10              5.08              0.00
  Third Quarter.........       7.24              4.25              0.00
  Fourth Quarter........       6.24              4.55              0.00
2000
  First Quarter.........   $   3.00          $   2.38            $ 0.00
  Second Quarter........       3.31              2.13              0.00
  Third Quarter.........       6.38              2.75              0.00
  Fourth Quarter........       5.44              4.00              0.00
1999
  First Quarter.........   $   3.13          $   1.44            $ 0.00
  Second Quarter........       4.88              2.00              0.00
  Third Quarter.........       4.81              2.88              0.00
  Fourth Quarter........       4.13              2.25              0.00

At March 22, 2002, there were 9,242,816 shares of Common Stock outstanding held by approximately 750 shareholders of record and approximately 4,500 beneficial owners.

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

                                                           The Wiser Oil Company

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company are derived from information contained in the Company's consolidated financial statements. The selected consolidated financial and operating data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report. For additional information about accounting changes, see Note 1 to the financial statements, effective January 1, 2001, describing the Company's change of its method of accounting for derivative instruments and hedging transactions. For additional information about business combinations, see Note 3 to the financial statements, describing the Company's acquisition of Invasion Energy Inc. For additional information on property sale gains, see "Results of Operations" in Item 7, describing the Asset Exchange Agreement entered into between Wiser Canada and Talisman Energy, Inc. dated June 29, 2001.

                                                                            Year Ended December 31,
                                                             -----------------------------------------------------------------
                                                                2001           2000          1999          1998          1997
                                                             ----------     ---------      --------      --------    ---------

Income Statement Data (000's except per share amounts):
Revenues:
  Oil and gas sales.......................................   $   80,344      $ 67,016      $ 47,602      $ 59,197     $ 76,729
  Dividends and interest..................................        1,245         1,794           739           269        1,113
  Property sale gains.....................................        9,527            74         3,555           615        1,875
  Marketable security sales gains.........................            --           --            --            --        7,495
  Other...................................................          454           849           898         1,327          603
                                                             ----------     ---------      --------      --------     --------
    Total revenues........................................       91,570        69,733        52,794        61,408       87,815
                                                             ----------     ---------      --------      --------     --------
Costs and expenses:
  Production and operating................................       28,404        24,125        21,111        26,529       27,183
  Loss on derivatives.....................................        2,094            --            --            --           --
  Purchased natural gas...................................           --            --           336         1,440        1,622
  Depreciation, depletion and amortization ("DD&A").......       19,388        15,637        17,663        25,811       22,977
  Property impairments....................................        2,490           680         2,214         3,838        3,289
  Exploration.............................................        7,542         3,792         7,059        15,328        9,655
  General and administrative..............................        8,082         8,720         6,816        10,571        9,661
  Interest expense........................................       13,364        12,659        13,310        13,097        9,845
                                                             ----------     ---------      --------      --------     --------
    Total costs and expenses..............................       81,364        65,613        68,509        96,614       84,232
                                                             ----------     ---------      --------      --------     --------
Earnings (loss) before income taxes.......................       10,206         4,120       (15,715)      (35,206)       3,583
Income tax expense (benefit)..............................          158            --          (859)      (10,740)         264
                                                             ----------     ---------      --------      --------     --------
Net income (loss).........................................   $   10,048     $   4,120      $(14,856)     $(24,466)    $  3,319
                                                             ==========     =========      ========      ========     ========

Average outstanding shares (000's) /1/....................        9,161         8,963         8,952         8,952        8,949
Basic earnings (loss) per share...........................   $     0.67     $    0.39      $  (1.66)     $  (2.73)    $   0.37
Cash dividends per share..................................   $     0.00     $    0.00      $   0.00      $   0.12     $   0.12

Other Financial Data (000's):
EBITDAX /2/...............................................   $   43,463     $  36,814      $ 20,976      $ 22,253     $ 39,979
Operating cash flows......................................       25,963        17,316         6,572        (3,523)      26,310
Capital expenditures......................................       76,099        20,066         8,327        29,980       70,209

Balance Sheet Data - end of period (000's):
Cash and cash equivalents.................................   $   12,659     $  34,144      $ 21,447      $  2,779     $ 13,255
Working capital /3/.......................................       12,477        35,171        17,875       (19,911)       7,809
Net property and equipment................................      223,664       156,289       156,811       207,414      218,664
Total assets..............................................      258,790       212,234       193,564       225,929      252,512
Long-term debt............................................      143,463       124,600       124,526       124,452      124,304
Stockholders' equity......................................       84,710        70,202        53,979        66,210       95,380


                                                           The Wiser Oil Company

                                                                                          Year Ended December 31,
                                                                 -------------------------------------------------------------------
                                                                     2001          2000          1999          1998          1997
                                                                 -----------   -----------   -----------   -----------   -----------

Reserve and Operating Data:
Production and volumes:
  Oil and NGLs (MBbl) ........................................         1,743         1,719         1,933         2,715         2,760
  Gas (MMcf) /4/ .............................................         9,999         8,938        10,248        14,364        12,829
    BOE (000's) /4/ ..........................................         3,410         3,209         3,641         5,109         4,898
Weighted average sales prices /5/:
  Oil (per Bbl) ..............................................   $     24.27   $     21.69   $     15.18   $     12.46   $     18.02
  Gas (per Mcf) ..............................................          3.85          3.31          1.83          1.84          2.21
  NGLs (per Bbl) .............................................         20.32         22.19         13.01          9.25         13.87
    BOE (per Bbl) ............................................         23.56         20.88         11.59         11.59         15.66
Selected expenses per BOE /6/:
  Lease operating ............................................   $      7.26   $      6.36   $      5.07   $      4.45   $      4.65
  Production taxes ...........................................          1.07          1.16          0.77          0.84          1.02
  DD&A .......................................................          5.69          4.87          4.88          5.15          4.79
  General and administrative .................................          2.37          2.72          1.88          1.96          2.02
Proved reserves (end of year) /7/:
  Oil and NGLs (MBbls) .......................................        19,084        24,491        25,430        27,988        29,721
  Gas (MMcf) .................................................        97,973        76,108        69,993       119,981       120,094
    BOE (MBbls) ..............................................        35,413        37,176        37,095        47,985        49,737
  Estimated future net revenues before income taxes (000's) ..   $   288,282   $   915,495   $   419,668   $   218,969   $   359,293
  Present Value ..............................................       160,878       500,606       222,539       123,831       210,087
  Standardized Measure (000's) /8/ ...........................       139,361       360,876       176,916       113,232       174,489
Weighted average sales prices (end of year) /7//9/:
  Oil (per Bbl) ..............................................   $     17.24   $     25.18   $     23.76   $     10.39   $     15.92
  Gas (per Mcf) ..............................................          2.26          9.72          1.99          1.98          2.35
  NGLs (per Bbl) .............................................         16.61         21.53         19.11          8.44         11.40


/1/ Basic earnings per share is calculated without including dilutive effect of common stock equivalents consisting of stock options, convertible preferred stock and warrants. See Note 15 to the Company's Consolidated Financial Statements.
/2/ EBITDAX is not a generally accepted accounting measure, but is presented as a supplemental financial indicator of the Company's ability to service or incur debt. EBITDAX is calculated by adding interest expense, income tax expense, depreciation, depletion and amortization, property impairment costs and exploration costs to net income (excluding marketable security and property sales gains). EBITDAX should not be considered in isolation or as a substitute for net income, operating cash flows or any other measure of financial performance prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.
/3/ Working capital represents the difference between current assets and current liabilities.
/4/ Calculated by including volumes of natural gas purchased for resale as follows: 2001 - 0 MMcf, 2000 - 0 MMcf, 1999 - 148 MMcf, 1998 - 608 MMcf
      and 1997 - 629 MMcf.
/5/ Reflects results of hedging activities. See Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."
/6/   Calculated without including volumes of natural gas purchased for resale.
/7/ Estimates of proved reserves and future net revenues from which Present Values are derived are based on year end prices of oil and gas held constant (except to the extent a contract specifically provides otherwise) in accordance with SEC regulations.
/8/ The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Company's Consolidated Financial Statements included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure of Discounted Future Net Cash Flows.

                                                           The Wiser Oil Company

/9/ Year-end prices used to estimate proved reserves and future net revenues from which Present Values are derived. See footnotes 7 and 8 above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the three-year period ended December 31, 2001. The Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. At December 31, 2001, the Company's proved reserves were comprised of approximately 81% proved developed reserves. If the Company is unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from foreign and other sources of energy. The oil and gas markets have historically been very volatile. In particular, gas prices in the first quarter of 2001 were at the highest levels in the past five years, but experienced a sharp decline in the fourth quarter of 2001. Any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

Critical Accounting Policies

The Company's financial position and results of operations are materially effected by changes in oil and gas prices. The Company makes estimates of future oil and gas prices to determine the need for an impairment of capitalized costs of proved oil and gas properties under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". At December 31, 2001 the weighted average oil and gas prices used for impairment assessment purposes were $22.82 per barrel and $2.76 per mcf, respectively. Accordingly, a significant reduction in oil and gas prices used to estimate future oil and gas revenues for impairment purposes could materially impact impairment expense.

The Company uses estimates of proved oil and gas reserve quantities to estimate depletion, depreciation and amortization expense using the unit-of-production method of accounting. The estimates of proved oil and gas reserve quantities are also effected by estimates of future oil and gas prices along with various other reservoir engineering estimates. Accordingly, a significant reduction in oil and gas reserve quantities could materially impact depletion, depreciation and amortization expense.

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, the capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized in exploration expense. The Company makes these assessments based on estimates of future oil and gas prices and considers such other factors as exploratory drilling results, future drilling plans and the lease expiration terms when assessing unproved properties for impairment. Accordingly, any change in these estimates or factors could materially impact exploration expense.

The Company enters into various hedging arrangements with respect to portions of its oil, natural gas and NGL production to achieve a more predictable cash flow and to reduce exposure to price fluctuations. Net income and cash flows from operating activities can be significantly effected by the Company's hedging activities if oil and gas prices change significantly during the hedging period.

The Company does not have any significant transactions with related parties.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to assess the need for an impairment of capitalized costs of proved oil and gas properties and the costs of wells and related equipment and facilities on a property-by-property basis. Applying SFAS No. 121, the Company recognized non-cash property impairment charges of $2.5 million in 2001, $0.7 million in 2000 and $2.2 million in 1999.

RESULTS OF OPERATIONS

Comparison of 2001 to 2000

Acquisitions in 2001

On May 22, 2001, the Company acquired 100% of the outstanding common stock of Invasion Energy Inc. ("Invasion") through its wholly-owned subsidiary The Wiser Oil Company of Canada ("Wiser Canada"). The total purchase price was $37.5 million, which was financed with $22.6 million of cash and $14.9 million of borrowings by Wiser Canada under its credit facility. The following table sets forth the production, oil and gas revenues, production and operating expenses, DD&A and interest expense related to the Invasion acquisition for the year ended December 31, 2001 (000's):

                                          2001
                                        --------
Gas production (Mcf).................      2,169
BOE production (Bbls)................        362

Oil and gas revenues.................   $  7,532
Production and operating expenses....      1,667
DD&A.................................      2,576
Interest expense.....................        514

On June 29, 2001, Wiser Canada entered into an Asset Exchange Agreement to acquire producing properties and exploration acreage valued at $25.3 million (CDN $38.3 million). Under the Agreement, Wiser Canada exchanged

                                                           The Wiser Oil Company

certain of its producing properties valued at $16.2 million and paid $9.1 million in cash, before closing adjustments. The exchange of producing properties valued at $16.2 million has been accounted for as a sale of assets and, accordingly, a gain of $9.5 million has been recognized in the consolidated statements of income. The $9.1 million cash portion of the transaction was funded with $4.5 million of cash on hand and $4.6 million of bank debt. The major new producing properties acquired were the Evi Loon and Chinchaga fields. The major producing properties sold were the Pine Creek, Portage, Groat, Windfall and Sunchild fields.

Recapitalization in 2000

In May 2000, the Company received $13.7 million in net proceeds from the sale of 600,000 shares of convertible preferred stock to Wiser Investment Company, LLC and its affiliates ("WIC"). In June 2001, the Company received $10.0 million in net proceeds from the sale of an additional 400,000 shares of convertible preferred stock to affiliates of WIC. See Note 14 to the Company's Consolidated Financial Statements for additional information about the convertible preferred stock. The convertible preferred stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $4.25 per common share.

In connection with the sale of the preferred stock, three of the Company's four officers ended their employment in 2000 and the Company recognized $2.2 million of expense related to such terminations which is included in general and administrative expense in the Consolidated Statements of Income.

Revenues

Oil and gas sales increased $13.3 million or 20% to $80.3 million in 2001 from $67.0 million in 2000, due to the Invasion acquisition and higher oil and gas prices in 2001. Oil sales for 2001 were $6.5 million higher than 2000 as the average price received for oil sales in 2001 was $24.27 per barrel, up $2.58 per barrel or 12% from 2000. Net oil production for 2001 was 1,615,000 barrels, up 110,000 barrels or 7% from 1,505,000 barrels in 2000. The increase in oil production was attributable primarily to the Evi-Loon field acquired in June 2001 under the Asset Exchange Agreement. Gas sales for 2001 were $8.9 million higher than 2000 with $7.5 million of the increase attributable to the Invasion acquisition. The remaining $1.4 million increase was due to higher average gas prices received in 2001 offset by lower gas production. The average price received for gas sales in 2001 was $3.85 per Mcf, an increase of $0.54 per Mcf or 16% from 2000. Net gas production for 2001 was 9,999 MMCF, including 2,169 MMCF gas production from Invasion. Excluding Invasion, net gas production in 2001 was 7,830 MMCF, down 1,108 MMCF or 12% from 2000. Net gas production was down 817 MMCF in the U.S. primarily at the San Juan, South Texas and Dimmitt/Slash Ranch properties. Net gas production was down 291 MMCF in Canada (excluding Invasion) primarily due to the sale of the Pine Creek, Portage, Groat, Windfall and Sunchild fields under the Asset Exchange Agreement in June 2001. NGL sales for 2001 were $2.1 million lower than 2000 due to both lower average prices received and lower production. The average price received for NGL sales in 2001 was $20.32 per barrel, a decrease of $1.87 per barrel or 8% from 2000. NGL production in 2001 was 86,000 barrels lower than 2000 due primarily to declining production at the Wellman field and the sale of the Pine Creek, Portage, Groat, Windfall and Sunchild fields under the Asset Exchange Agreement in June 2001. The Company's hedging activities increased oil and gas sales by $4.5 million in 2001 and reduced oil and gas sales in 2000 by $11.8 million. On an equivalent unit basis, total production increased 6% to 3,410 MBOE in 2001 from 3,209 MBOE in 2000.

Interest income decreased 33% to $1.2 million in 2001 from $1.8 million in 2000 due to lower average cash balances and lower interest rates in 2001.

Gain on sales of properties was $9.5 million in 2001 compared to $0.1 million in 2000 due to the Asset Exchange Agreement in June 2001.

Costs and Expenses

Production and operating expense for 2001 increased $4.3 million or 18% from 2000 and, on a BOE basis, increased to $8.33 per BOE or 11% from $7.52 per BOE in 2000. The Invasion acquisition increased production and operating expense by $1.7 million and other Canadian fields, primarily Hayter and Evi Loon, were $1.3 million higher than 2000. Production and operating expense in the U.S. in 2001 was $1.3 million

                                                           The Wiser Oil Company

higher than 2000 primarily at the Dimmit/Slash Ranch, San Juan and South Texas fields.

Depreciation, depletion and amortization, ("DD&A") for 2001, increased $3.7 million or 24% from 2000 due to the Invasion acquisition and a reduction in reserves for the Maljamar and Wellman properties.

Impairment expense was $2.5 million in 2001 compared to $0.7 million in 2000. The Company recognized impairment expense of $1.0 million in the U.S. for the Kinally #1 well in South Texas and $1.5 million in Canada for several small properties. The Kinally #1 was drilled in 2001 and, after several months of production, the estimated proved reserves were substantially reduced which resulted in the impairment expense. The Company recognized impairment expense of $0.7 million in 2000 for the Elm field in Canada, which was sold in October 2000 at a sales price which was below its carrying value.

Exploration expense increased $3.7 million to $7.5 million in 2001 from $3.8 million in 2000. Abandoned lease expense increased $1.9 million to $2.9 million in 2001 from $1.0 million in 2000 as a result of increased exploration activity in both the U.S. and Canada. Dry hole expense increased slightly to $2.3 million in 2001 from $2.2 million in 2000. Geological and geophysical expenses in 2001 were $2.3 million, up $1.7 million from $0.6 million in 2000 due primarily to increased activity in the Gulf of Mexico.

General and administrative expense ("G&A") in 2001 was $8.1 million, down $0.6 million from $8.7 million in 2000. G&A expense in 2000 includes $2.2 million of officer termination expense associated with the recapitalization in May 2000. Excluding the $2.2 million officer termination expense, G&A expense in 2001 was up $1.6 million from 2000 due primarily to the Invasion acquisition, higher salaries and wages and higher contract labor expense. G&A per BOE decreased 13% to $2.37 per BOE in 2001 from $2.72 per BOE in 2000.

Income tax expense for 2001 was $0.2 million compared to no tax benefit or expense in 2000. The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $20.0 million at December 31, 2001 and $18.6 million at December 31, 2000. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At December 31, 2001 and 2000, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes. Accordingly, no U.S. Federal income tax expense was recognized in 2001, and income tax benefits were recognized in 2000 only to the extent of the Company's existing deferred income tax liability. Canadian income tax expense of $0.2 million was recognized in 2001 related to the Invasion properties.

Net income available for common stock was $6.2 million and basic net earnings per share was $0.67 in 2001 compared to net income available for common stock of $3.5 million and basic net earnings per share of $0.39 in 2000.

Comparison of 2000 to 1999

Sales in 1999

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

                                                           The Wiser Oil Company

The following table sets forth the production, oil and gas revenues, production and operating expenses and purchased gas related to the Second Quarter Property Sales for the year ended December 31, 1999 (000's):

                                                     1999
                                                  --------
Oil production (Bbls).....................              56
Gas production (Mcf)......................           1,215
NGL production (Bbls).....................              16
BOE production (Bbls).....................             275

Oil and gas revenues......................        $  3,162
Production and operating expenses.........           1,142
Purchased gas.............................             336

Production information for 1999 includes 148 MMcf of natural gas purchased for resale; however, per unit of production information with respect to production and operating expenses, depreciation, depletion and amortization and general and administrative costs for 1999 is calculated without including such volumes.

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

                                                           The Wiser Oil Company

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


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Virtually all of the Company's exploration expenditures and a significant portion of its development expenditures are discretionary expenditures that are made based on current economic conditions and expected future oil gas prices. The Company makes capital and exploration expenditures to develop and exploit existing oil and gas reserves as well as to acquire additional reserves through exploration or acquisition. The Company has significant flexibility in the timing of making capital expenditures on properties it operates and the Company may also choose not to participate in capital expenditures on properties operated by others. This flexibility allows the Company to commit to annual capital and exploration levels that are based on expected cash flows from operating activities. The Company generally uses cash flows from operating activities as its primary source of funds for capital and exploration expenditures. The Company has also used borrowings under its credit facility to fund certain acquisitions and capital expenditures. In June 2001 and May 2000, the Company also issued preferred stock to provide additional sources of liquidity.

The Company's cash flows from operating activities are significantly effected by changes in oil and gas prices. Accordingly, the Company's cash flows from operating activities would be significantly reduced by lower oil and gas prices, which would also reduce the Company's capital and exploration expenditure levels. Lower oil and gas prices may also reduce the Company's borrowing base under its credit facility and further reduce the Company's ability to obtain funds. In addition, changes in oil and gas prices may require the Company to provide cash collateral under its hedging agreements which would also reduce its liquidity.

Following is a summary of contractual obligations and commercial commitments at December 31, 2001 (000's)

                                                   Payments due by Period
                                       ----------------------------------------------
                               Total   * 1 Year  1 - 3 Years  4 - 5 Years  ** 5 Years
                              -------  --------  -----------  -----------  ----------
Long-term debt                $143,463  $    -     $18,789      $    -      $124,674
Capital lease obligations         none
Operating leases                   756     516         240

*   less than
**  more than

Enron Bankruptcy

Enron Corporation declared bankruptcy on December 2, 2001 and on December 31, 2001 Enron owed the Company $1.7 million in unpaid settlements of its hedging contracts for the months of November and December 2001. In addition, the fair value of the Company's forward hedging contracts for the year 2002 was $5.2 million. Based on the uncertainty of collecting either of these amounts from Enron, the Company decided to write-off the full amount of $6.9 million at December 31, 2001. Other comprehensive income includes unrealized gains of $0.8 million on certain derivatives with Enron which were accounted for as cash flow hedges. These gains will be reclassified into oil and gas revenues over the original hedge period. The Company will continue to pursue collection of its claims against Enron. See Note 12 to the Company's Consolidated Financial Statements.

Cash flows

Operating cash flows in 2001 were $26.0 million, up $8.7 million from $17.3 million in 2000 primarily as a result of increased oil and gas sales which were offset in part by higher production and operating expense, exploration expense and loss on derivatives.

Cash flows from investing activities in 2001 included capital expenditures of $76.1 million, up $56.0 million from $20.1 million in 2000. The major components of capital expenditures for 2001 were $32.0 million for proved property acquisitions in Canada, $17.5 million for unproved property acquisition, $18.7 million for development activities and $7.9 million for exploration activities. The major components of capital expenditures for 2000 were $10.2 million for development activities, $5.9 million for exploration activities and $3.7 million for unproved property acquisitions. The Company's capital and exploration budget for 2002 is approximately $35.0 million.

Cash flows from financing activities in 2001 included $19.5 million (CDN$ 30.0 million) of borrowings under the Company's credit facility and $10.0 million of net proceeds from the issuance of preferred stock in

                                                           The Wiser Oil Company

June 2001. Cash flows from financing activities in 2000 included $13.7 million of net proceeds from the issuance of preferred stock in May 2000. The Company received $0.2 million in net sales proceeds from the sale of oil and gas properties during 2001 compared to $2.0 million in proceeds received during 2000.

Financial Position

Cash and cash equivalents decreased $21.4 million from $34.1 million at December 31, 2000 to $12.7 million at December 31, 2001. The decrease was attributable primarily to an increase in capital expenditures, principally for the Invasion acquisition. Working capital of $12.5 million at December 31, 2001 was $22.7 million lower than working capital of $35.2 million at December 31, 2000 due primarily to decreased cash and cash equivalents of $21.4 million. Net property and equipment increased $67.4 million and total assets increased $46.0 million during 2001 to $258.3 million at December 31, 2001. Stockholders' equity increased $14.5 million during 2001 to $84.7 million at December 31, 2001.

At December 31, 2001, capitalization totaled $228.2 million and consisted of $143.5 million of total debt (63%) and $84.7 million of stockholders' equity (37%).

Capital Sources

Funding for the Company's business activities has been provided by cash flow from operations, borrowings under the credit agreement and the issuance of preferred stock in June 2001 and May 2000. While the Company regularly engages in discussions relating to potential acquisitions of oil and gas properties, the Company has no current agreement or commitment with respect to any such acquisitions which would be material to the Company. Any future acquisitions may require additional financing and will be dependent upon financing arrangements available at the time.

On May 21, 2001 the Company entered into an $80 million revolving credit facility ("Revolver"). The aggregate borrowing base under the Union Revolver is $50 million and is allocated $30 million for general corporate purposes and $20 million exclusively for acquisition of oil and gas properties. The $50 million aggregate borrowing base is also allocated $20 million for Canadian borrowings and $30 million for U.S. borrowings. The aggregate borrowing base is re-determined by the banks semi-annually starting in April 2002. At December 31, 2001, the Company had CDN$ 30.0 million (USD$ 18.7 million) of Canadian borrowings outstanding and $30.0 million was available primarily for U.S. borrowings. Available loan and interest options are (i) Prime Rate Loans, at the bank's prime interest rate; (ii) Eurodollar Loans, at LIBOR plus 2.125%, 2.375% or 2.625% depending on the percentage of the borrowing base actually borrowed by the Company; (iii) Canadian Prime Rate Advances, at the Canadian bank's prime interest rate; and (iv) Canadian Banker's Acceptances, at the Canadian drawing fee rate. The average interest rate during 2001 under the Revolver was 6.33%. The commitment fee on the unused borrowing base is 0.375%. The Revolver imposes certain restrictions on sales of assets, payment of dividends, incurring of indebtedness and requires the Company to maintain certain financial ratios. Under the Revolver, there is no requirement to maintain restricted cash balances after May 21, 2001.

The Company believes that cash flows from operations and borrowings under its credit facility will be sufficient to meet anticipated capital and exploration expenditure requirements (excluding any material property acquisitions) in 2002. If the Company's cash flows from operations and borrowings are not sufficient to satisfy its capital and exploration expenditure requirements, there is no assurance that additional equity or debt financing will be available to meet such requirements.

CAPITAL AND EXPLORATION EXPENDITURES

The Company requires capital primarily for the acquisition, development and exploitation of, and the exploration for, oil and gas properties, the repayment of indebtedness and general working capital needs. During 2002, subject to market conditions and drilling and operating results, the Company expects to spend approximately $35.0 million on acquisition, development, exploitation and exploration activities.

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

NEW ACCOUNTING STANDARDS

The Company adopted the following pronouncements in 2001:

      SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities " requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated and qualifies as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The change in fair value, to the extent the hedge is determined to be ineffective, is recorded currently earnings. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company uses derivatives to hedge oil and gas price risk and gains or losses on such derivatives prior to the adoption of SFAS No. 133 were recorded as adjustments to oil and gas sales. When the Company adopted SFAS No. 133, its existing oil and gas hedging contracts were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 as of July 1, 2001, had no impact on the Company's financial statements.

Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combinations. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial statements.

On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 143 will have on its results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement is not expected to have a significant effect on the Company's financial statements.

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

Interest Rate Risk

Total debt at December 31, 2001 included $124.7 million of fixed-rate debt and $18.8 million of floating-rate debt attributed to borrowings under the Revolver. As a result, the Company's annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate (approximately 50 basis points) would be less than $0.01 million.

At December 31, 2001, the estimated fair value of the Company's fixed-rate debt of $124.7 million was $101.9 million. The fixed-rate debt will mature in May 2007 and the floating-rate debt will mature in May 2004.

Commodity Price Risk

The Company has in the past entered into and may in the future enter into hedging arrangements with respect to portions of its oil, natural gas and NGL production to reduce its sensitivity to volatile commodity prices. The Company believes that hedging, although not free of risk, allows the Company to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, hedging arrangements limit the benefit to the Company of increases in the prices of the hedged commodity. Moreover, the Company's hedging arrangements apply only to a portion of its production and provide only partial price protection against declines in prices. Such arrangements may expose the Company to risk of financial loss in certain circumstances. The Company expects that the amount of production it hedges will vary from time to time. During 2001, 2000, and 1999, the Company entered into various natural gas and crude oil forward sale agreements, natural gas price swaps and oil price collar agreements to hedge against price fluctuations. Oil and gas sales are adjusted for the effects of hedging transactions as the underlying hedged production is sold. Adjustments to oil and gas sales from the Company's hedging activities resulted in an increase in revenues of $4.5 million in 2001 and a reduction of $11.8 million and $3.6 million in 2000 and 1999, respectively. In addition, the company recognized a loss on derivatives of $2.1 in 2001. Based on December 31, 2001 NYMEX futures prices, the fair value of the Company's hedging arrangements at December 31, 2001 was a

                                                           The Wiser Oil Company

net gain of $0.4 million. A 10% increase in both the oil price and the gas price would decrease this gain by $6.1 million to a loss of $5.7 million and a 10% decrease in both the oil price and the gas price would increase this gain by $3.7 million.

As of March 22, 2002 the Company's hedging arrangements were as follows (excluding hedges with Enron - see Note 2 to the Consolidated Financial Statements):

Crude Oil:                                 Daily Volume              Price per Bbl
----------                                 ------------         -----------------------
January 1, 2002 to December 31, 2002 /a/    1,000 Bbls          $22.05
April 1, 2002 to June 30, 2002 /b/          1,000 Bbls          $23.00
July 1, 2002 to September 30, 2002 /b/      1,000 Bbls          $22.00
April 1, 2002 to June 30, 2002              1,000 Bbls(1)       $22.00 floor, $24.95 ceiling
January 1, 2002 to December 31, 2002 /c/      400 Bbls          $8.30 differential swap

Natural Gas:                               Daily Volume                Price per MMBTU
------------                               ------------         ---------------------------
January 1, 2002 to March 31, 2002 /b/       5,000 MMBTU         $2.95
January 1, 2002 to June 30, 2002 /a/        5,000 MMBTU         $3.00
January 1, 2002 to June 30, 2002 /a/        5,000 MMBTU         $2.94
July 1, 2002 to September 30, 2002 /b/     10,000 MMBTU         $3.135
July 1, 2002 to September 30, 2002 /a/     10,000 MMBTU         $2.80
January 1, 2002 to March 31, 2002 /d/       5,000 MMBTU /1/     $2.50 floor, $2.95 ceiling
January 1, 2002 to March 31, 2002 /e/       5,000 MMBTU /1/     $2.50 floor, $3.00 ceiling
April 1, 2002 to June 30, 2002              5,000 MMBTU /1/     $2.30 floor, $2.65 ceiling
October 1, 2002 to December 31, 2002        5,000 MMBTU /1/     $3.15 floor, $4.00 ceiling
January 1, 2003 to December 31, 2003       10,000 MMBTU /1/     $3.25 floor, $4.25 ceiling


/1/ These are "collar" hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

      /a/ This swap is extendable to December 31, 2002 at the same daily volume and price per mcf or bbl at the option of the counterparty. As such, it does not qualify for hedge accounting and changes in fair value will be recorded in earnings.

      /b/ This swap is extendable for three additional months at the same daily volume and price per mcf or bbl at the option of the counterparty. As such, it does not qualify for hedge accounting and changes in fair value will be recorded in earnings.

      /c/ Floating price - Wiser receives NYMEX less $8.30; Wiser pays Bow River - Platts (heavy oil) price.

      /d/ Wiser has granted the counterparty an option to extend this swap to June 30, 2002 as a $2.95 swap.

      /e/ Wiser has granted the counterparty an option to extend this swap to June 30, 2002 as a $3.00 swap.


The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. Also see Note 1 to the Company's Consolidated Financial Statements included elsewhere in this Report. For 2002, the Company has hedged approximately 50% of its projected oil production and approximately 90% of its projected gas production.

Foreign Currency Exchange Risk

The Company receives a substantial portion of its revenue in Canadian dollars (45% in 2001 and 36% in 2000). As a result, fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company's financial condition and results of operations.

                                                           The Wiser Oil Company


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-32 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                                           The Wiser Oil Company

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be contained in the Proxy Statement for the 2002 annual meeting of stockholders under the headings "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Proxy Statement for the 2002 annual meeting of stockholders under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be contained in the Proxy Statement for the 2002 annual meeting of stockholders under the heading "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item, if any, will be contained in the Proxy Statement for the 2002 annual meeting of stockholders under the heading "Executive Compensation" and is incorporated herein by reference.

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

Exhibit
Numbers
-------

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event:
         October 25, 1993).

3.1a Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2      Bylaws of the Company, as amended, incorporated by reference to
         Exhibit 4.3 to the Company's report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.2a     Restated Bylaws of the Company, incorporated by reference to Exhibit
         3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.3 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, incorporated by reference to Exhibit
         3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.4 Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit
         3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4 Rights Agreement dated as of October 25, 1993 by and between the Company and The Chase Manhattan Bank (as successor to Chemical Bank), as Rights Agent, which includes as Exhibit 2 thereto the Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

4a First Amendment to Rights Agreement dated as of October 25, 1993 by and between the Company and ChaseMellon Shareholder Services, L.L.C. (as successor to Chemical Bank), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company's report on Form 8 -K (Commission File No. 0-5426), dated December 23, 1999 (Date of Event:
         December 13, 1999).

4.1 Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.2 Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit
         4.2 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.3 Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the Initial Purchasers, incorporated by reference to Exhibit 4.3 to the
          Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

                                                           The Wiser Oil Company

4.4 Credit Agreement dated June 23, 1994 among The Wiser Oil Company and The Wiser Oil Company of Canada, as Borrowers, and NationsBank of Texas, N.A. (NationsBank), as Agent, and Certain Financial Institutions Listed on the Signature Pages Thereto, as Banks, incorporated by reference to the Exhibit 10.1 to the Company's report on Form 8-K (Commission File No. 0-5426), dated July 11, 1994 (Date of
         Event: July 11, 1994), as amended on Form 8-K/A filed on August 17,
         1994.

4.5 First Amendment to Credit Agreement dated November 29, 1995 among The Wiser Oil Company and The Wiser Oil Company of Canada, as Borrowers, and NationsBank, as Agent, and Certain Financial Institutions Listed on the Signature Pages Thereto, as Banks, incorporated by reference to
         Exhibit 4.5 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.6 Second Amendment to Credit Agreement dated May 20, 1997 among The Wiser Oil Company and The Wiser Oil Company of Canada, Inc., as Borrowers, and NationsBank, as Agent, and Certain Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.7 Guaranty Agreement dated May 20, 1997, by Wiser Oil Delaware, Inc., in favor of NationsBank and PNC Bank, National Association ("PNC"), incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.8 Guaranty Agreement dated May 20, 1997, by Wiser Delaware LLC, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.9 Guaranty Agreement dated May 20, 1997, by The Wiser Marketing Company, in favor of NationsBank and PNC, incorporated by reference to Exhibit
         4.9 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.10 Guaranty Agreement dated May 20, 1997, by The Wiser Oil Company of Canada, in favor of NationsBank and PNC, incorporated by reference to
         Exhibit 4.10 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.11 Guaranty Agreement dated May 20, 1997, by T.W.O.C., Inc., in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.13 Credit Agreement dated December 23, 1997 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

4.13a First Amendment to Credit Agreement dated September 30, 1998 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

4.13b Second Amendment to Credit Agreement dated January 11, 1999 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13b to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                                          The Wiser Oil Company

4.15 Restated Credit Agreement dated May 10, 1999 among The Wiser Oil Company, as borrower, and Bank One Texas, N.A., as agent, and the Institutions as listed on the signature pages thereto, as Banks, incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

4.16 Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein.

10.3 Purchase and Sale Agreements made as of May 31, 1994 among Eagle Resources Ltd., Caneagle Resources Corporation, The Erin Mills Investment Corporation and The Wiser Oil Company, incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated July 11, 1994 (Date of Event: July 11, 1994), as amended by Form 8-K/A filed on August 17, 1994.

10.3a Purchase and Sale Agreement dated April 12, 1999 between Columbia Natural Resources, Inc. and The Wiser Oil Company, incorporated by reference to Exhibit 10.3a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.3b Share Purchase Agreement dated May 4, 2001 between The Wiser Oil Company, The Wiser Oil Company of Canada, ENRON Canada Corp., Skybird Energy Inc. and other shareholders, incorporated by reference Exhibit
         2.1 to the Company's report on Form 8-K (Commission File No. 0-5426), dated June 6, 2001 (Date of Event: May 22, 2001).

10.4+ Employment Agreement dated August 1, 1994 between the Company and Allan J. Simus, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.4a+ Amendment to Employment Agreement dated August 1, 1994 between the Company and Alan J. Simus dated March 22, 1996, incorporated by reference to Exhibit 10.4a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.4b+ Second Amendment to Employment Agreement dated August 1, 1994 between the Company and Alan J. Simus dated May 20, 1997, incorporated by reference to Exhibit 10.4a to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.4c+ Third Amendment to Employment Agreement dated August 1, 1994 between the Company and Alan J. Simus dated January 1, 1999, incorporated by reference to Exhibit 10.4c to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.4d+ Fourth Amendment to Employment Agreement dated August 4, 1994 between the Company and Alan J. Simus dated June 1, 1999, incorporated by reference to Exhibit 10.4d to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.5+   Employment Agreement dated July 1, 1991 between the Company and Andrew
        J. Shoup, Jr., incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.5a+ Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr. dated June 1, 1994, incorporated by reference to Exhibit 10.5a to the Company's Form 10-K for the year ended December 31, 1998.

10.5b+ Second Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr. dated May 20, 1997, incorporated by reference to Exhibit 10.5a to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                                           The Wiser Oil Company

10.5c+ Third Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr. dated January 1, 1999, incorporated by reference to Exhibit 10.5c to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.5d+ Fourth Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup Jr. dated June 1, 1999, incorporated by reference to Exhibit 10.5d to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.6+ The Wiser Oil Company 1991 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 33-62441), filed on September 8, 1995.

10.6a+ Amendment to The Wiser Oil Company 1991 Stock Incentive Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 333-29973), filed on June 25, 1997.

10.7+ The Wiser Oil Company 1991 Non-Employee Directors' Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-22525), filed on February 28, 1997.

10.8+ Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.8a+ Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated March 22, 1996, incorporated by reference to Exhibit 10.8a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.8b+ Second Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated May 20, 1997, incorporated by reference to Exhibit 10.8a to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.8c+ Third Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated January 1, 1999, incorporated by reference to Exhibit 10.8c to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.8d+ Fourth Amendment to Employment Agreement dated November 1, 1991 between the Company and Lawrence J. Finn dated June 1, 1999, incorporated by reference to Exhibit 10.8d to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.9+ Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.9a+ Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated March 22, 1996, incorporated by reference to Exhibit 10.9a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.9b+ Second Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated May 20, 1997, incorporated by reference to Exhibit 10.9a to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.9c+ Third Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated January 1, 1999, incorporated by reference to Exhibit 10.9c to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                                          The Wiser Oil Company

10.9d+ Fourth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated June 1, 1999, incorporated by reference to Exhibit 10.9d to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.9e* Fifth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated December 18, 2001, incorporated by reference to Exhibit 10.9e to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.10+ Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.10a+ Amendment to Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson dated May 20, 1997, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.10b+ Second Amendment to Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson dated January 1, 1999, incorporated by reference to Exhibit 10.10b to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.11 + The Wiser Oil Company Equity Compensation Plan For Non-Employee Directors, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.12 The Wiser Oil Company Savings Restoration Plan dated February 24, 1998, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.13 Retirement Restoration Plan dated March 23, 1995, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.14+ The Wiser Oil Company 1997 Share Appreciation Rights Plan dated as of August 19, 1997.

10.14a+ Amendment to the Wiser Oil Company 1997 Share Appreciation Rights Plan dated May 18, 1999.

10.15 Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of
         Event: March 10, 2000).

10.15a Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K (Commission File No. 0-5426), dated November 30, 2000 (Date of Event: November 21, 2001).

10.16 Amended and Restated Warrant Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of
         Event: March 10, 2000).

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

10.21 Subscription Agreement dated June 1, 2001 between the Company and Wiser Investments, L.P.

10.22 Subscription Agreement dated June 1, 2001 between the Company and A. Wayne Ritter.

10.23 Warrant agreement dated June 1, 2001 between the Company and Wiser Investment Company, LLC.

10.24 Assignment of Rights as Purchaser dated June 1, 2001 among the Company, Wiser Investment Company, LLC, Wiser Investors, L.P. and A. Wayne Ritter.

21*     Subsidiaries of registrant.

23.1*   Consent of Independent Public Accountants.

23.2*   Consent of DeGolyer and MacNaugton, Independent Petroleum Engineers.

23.3*   Consent of Gilbert Laustsen Jung Associates Ltd., Independent
         Petroleum Engineers.

99*     Company's letter to SEC Re: Arthur Andersen LLP assurances.

--------------

+ Represent management compensatory plans or agreements.
* Filed herewith.

                                                           The Wiser Oil Company

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2001.


                                              The Wiser Oil Company

                                          By: /s/ George K. Hickox, Jr.
                                             --------------------------
                                               George K. Hickox, Jr.
                                               Chairman and Chief
                                               Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                            Title                         Date
       ---------                            -----                         ----

 /s/   GEORGE K. HICKOX, JR.                Chairman, Chief Executive           March 27, 2002
----------------------------------------    Officer and Director
       GEORGE K. HICKOX, JR.                (Principal Executive
                                            Officer)

  /s/   C. FRAYER KIMBALL                   Director                            March 27, 2002
----------------------------------------
        C. FRAYER KIMBALL

 /s/   RICHARD R. SCHEIBER                  Director                            March 27, 2002
----------------------------------------
       RICHARD R. SCHEIBER

 /s/   A. W. SCHENCK, III                   Director                            March 27, 2002
----------------------------------------
       A. W. SCHENCK, III

 /s/   SCOTT W. SMITH                       Director                            March 27, 2002
----------------------------------------
       SCOTT W. SMITH

 /s/   ERIC D. LONG                         Director                            March 27, 2002
----------------------------------------
       ERIC D. LONG

 /s/   LORNE H. LARSON                      Director                            March 27, 2002
----------------------------------------
       LORNE H. LARSON

 /s/   RICHARD S. DAVIS                     Vice President of Finance           March 27, 2002
----------------------------------------    (Principal Financial and
       RICHARD S. DAVIS                      Accounting Officer)


                              THE WISER OIL COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Public Accountants ............................     F-2
Consolidated Statements of Income ...................................     F-3
Consolidated Balance Sheets .........................................     F-4
Consolidated Statements of Changes in Stockholders' Equity ..........     F-5
Consolidated Statements of Cash Flows ...............................     F-6
Notes to Consolidated Financial Statements ..........................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of The Wiser Oil Company:

We have audited the accompanying consolidated balance sheets of The Wiser Oil Company (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wiser Oil Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging transactions.


                                              ARTHUR ANDERSEN LLP



Dallas, Texas,
March 22, 2002

                              THE WISER OIL COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 2001, 2000 and 1999

                                                        2001                 2000                 1999
                                                      --------             --------             --------
                                                                (000's except per share data)
Revenues:
  Oil and gas sales ...........................       $ 80,344             $ 67,016             $ 47,602
  Interest income .............................          1,245                1,794                  739
  Gain on sales of properties .................          9,527                   74                3,555
  Other .......................................            454                  849                  898
                                                      --------------------------------------------------
                                                        91,570               69,733               52,794
                                                      --------------------------------------------------

Costs and Expenses:
  Production and operating ....................         28,404               24,125               21,111
  Loss on derivatives .........................          2,094                   --                   --
  Purchased natural gas .......................             --                   --                  336
  Depreciation, depletion and amortization ....         19,388               15,637               17,663
  Property impairments ........................          2,490                  680                2,214
  Exploration .................................          7,542                3,792                7,059
  General and administrative ..................          8,082                8,720                6,816
  Interest expense ............................         13,364               12,659               13,310
                                                      --------------------------------------------------
                                                        81,364               65,613               68,509
                                                      --------------------------------------------------

Earnings (Loss) Before Income Taxes ...........         10,206                4,120              (15,715)
Income Tax Expense (Benefit) ..................            158                   --                 (859)
                                                      --------------------------------------------------

Net Income (Loss) .............................       $ 10,048             $  4,120             $(14,856)
                                                      ==================================================


Earnings (Loss) Per Share (Note 15):
  Basic .......................................        $  0.67              $  0.39              $ (1.66)
                                                      ==================================================

  Diluted .....................................        $  0.67              $  0.37              $ (1.66)
                                                      ==================================================

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              For the Years Ended December 31, 2001, 2000 and 1999

                                                         2001                 2000                 1999
                                                       --------             --------             --------
                                                                (000's except per share data)
Net income ....................................       $ 10,048            $  4,120              $(14,856)
  Other comprehensive income:
    Foreign currency translation adjustment ...         (3,778)             (1,149)               (2,625)
    Change in accrued pension .................         (2,183)               (167)                   --
    Net change in derivative fair value:
      Cumulative effect of accounting change ..         (3,083)                 --                    --
      Change in derivative fair value .........          1,870                  --                    --
    Reclassification adjustments - contract
     settlements ..............................          2,013                  --                    --
                                                      --------------------------------------------------
    Comprehensive income ......................       $  4,887            $  2,804              $(17,481)
                                                      ==================================================

The accompanying notes are an integral part of these consolidated financial statements.

                              THE WISER OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000


                                                                        2001         2000
                                                                      ---------    ---------
                                                              (000's except for per share amounts)
Assets
Current Assets:
  Cash and cash equivalents .......................................   $  12,659    $  34,144
  Restricted cash .................................................          --          992
  Accounts receivable  ............................................      14,281       16,621
  Inventories .....................................................         555          420
  Fair value of derivatives .......................................       1,346           --
  Prepaid expenses ................................................       3,143          426
                                                                      ----------------------
    Total current assets ..........................................      31,984       52,603
                                                                      ----------------------
Property and Equipment, at cost:
  Oil and gas properties (successful efforts method) ..............     343,623      276,568
  Other properties ................................................       4,023        3,964
                                                                      ----------------------
                                                                        347,646      280,532
  Accumulated depreciation, depletion and amortization ............    (123,982)    (124,243)
                                                                      ----------------------
  Net property and equipment ......................................     223,664      156,289
Other Assets ......................................................       3,142        3,342
                                                                      ----------------------
                                                                      $ 258,790    $ 212,234
                                                                      ======================

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable ................................................   $  11,685    $  14,310
  Current portion of long-term debt ...............................          --          500
  Fair value of derivatives .......................................         946           --
  Dividends payable ...............................................         221          265
  Accrued liabilities .............................................       6,655        2,357
                                                                      ----------------------
    Total current liabilities .....................................      19,507       17,432
                                                                      ----------------------
Long-term Debt ....................................................     143,463      124,600
Deferred Income Taxes .............................................      11,110           --
Stockholders' Equity (Note 14):
  Series C convertible preferred stock - $10 par value;
    1,000,000 shares authorized; 1,000,000 shares issued and
    outstanding at December 31, 2001 and 600,000 shares outstanding
    at December 31, 2000 - at $25 liquidation value per share .....      10,000        6,000
  Common stock - $.01 par value; shares authorized - 30,000,000;
    shares issued - 9,466,920 at December 31, 2001 and 9,209,113 at
    December 31, 2000; shares outstanding - 9,242,816 at
    December 31, 2001 and 9,032,909 at December 31, 2000 ..........          94           92
  Preferred stock discount, net of $2,410,000 amortization ........      (7,596)          --
  Paid-in capital .................................................      55,887       38,568
  Retained earnings ...............................................      37,899       31,721
  Accumulated other comprehensive income ..........................      (8,611)      (3,450)
  Treasury stock - 224,104 shares at December 31, 2001
    and 176,204 shares at December 31, 2000, at cost ..............      (2,963)      (2,729)
                                                                      ----------------------
    Total stockholders' equity ....................................      84,710       70,202
                                                                      ----------------------
                                                                      $ 258,790    $ 212,234
                                                                      ======================


The accompanying notes are an integral part of these consolidated financial statements.

                              THE WISER OIL COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Year Ended December 31, 2001, 2000 and 1999


                                                               2001                    2000                   1999
                                                       --------------------    --------------------    --------------------
                                                        Shares      Amount      Shares      Amount      Shares       Amount
                                                       --------    --------    --------    --------    --------    --------
                                                              (000's)                 (000's)                 (000's)

Series C convertible preferred stock, $10 par value:
----------------------------------------------------
  Balance at beginning of period ...................        600      $6,000          --    $     --          --    $     --
  Issuance of preferred stock ......................        400       4,000         600       6,000          --          --
                                                       --------    --------    --------    --------    --------    --------
  Balance at end of period .........................      1,000      10,000         600       6,000          --          --
                                                       ========    --------    ========    --------    ========    --------

Common stock, $0.01 par value:
------------------------------
  Balance at beginning of period ...................      9,209          92       9,128      27,385       9,128      27,385
  Change in par value ..............................         --          --          --     (27,293)
  Issuance of common stock .........................        258           2          81          --          --          --
                                                       --------    --------    --------    --------    --------    --------
  Balance at end of period .........................      9,467          94       9,209          92       9,128      27,385
                                                       --------    --------    --------    --------    --------    --------

Preferred stock discount:
-------------------------
  Balance at beginning of period ...................                     --                      --                      --
  Issuance of preferred stock ......................                (10,006)                     --                      --
  Amortization of preferred stock discount .........                  2,410                      --                      --
                                                                   --------                --------                --------
  Balance at end of period .........................                 (7,596)                     --                      --
                                                                   --------                --------                --------

Paid-in capital:
----------------
  Balance at beginning of period ...................                 38,568                   3,223                   3,223
  Issuance of preferred stock ......................                  6,000                   7,675                      --
  Beneficial conversion option .....................                  9,192                      --                      --
  Issuance of common stock .........................                  1,314                     368                      --
  Issuance of warrants .............................                    813                       9                      --
  Change in par value ..............................                     --                  27,293                      --
                                                                   --------                --------                --------
  Balance at end of period .........................                 55,887                  38,568                   3,223
                                                                   --------                --------                --------

Retained earnings:
------------------
  Balance at beginning of period ...................                 31,721                  28,234                  43,090
  Net income (loss) ................................                 10,048                   4,120                 (14,856)
  Dividends on preferred stock .....................                 (1,460)                   (633)                     --
  Amortization of preferred stock discount .........                 (2,410)                     --                      --
                                                                   --------                --------                --------
  Balance at end of period .........................                 37,899                  31,721                  28,234
                                                                   --------                --------                --------

Accumulated other comprehensive income:
---------------------------------------
  Balance at beginning of period ...................                 (3,450)                 (2,134)                 (4,759)
  Foreign currency translation adjustment ..........                 (3,778)                 (1,149)                  2,625
  Change in accrued pension ........................                 (2,183)                   (167)                     --
  Net change in derivative fair value:
    Cumulative effect of accounting change .........                 (3,083)                     --                      --
    Change in derivative fair value ................                  1,870                      --                      --
    Reclassification adjustments ...................                  2,013                      --                      --
                                                                   --------                --------                --------
  Balance at end of period .........................                 (8,611)                 (3,450)                 (2,134)
                                                                   --------                --------                --------

Treasury stock:
---------------
  Balance at beginning of period ...................       (176)     (2,729)       (176)     (2,729)       (176)     (2,729)
  Purchase of treasury stock .......................        (48)       (234)         --           -          --          --
                                                       --------    --------    --------    --------    --------    --------
  Balance at end of period .........................       (224)     (2,963)       (176)     (2,729)       (176)     (2,729)
                                                       --------    --------    --------    --------    --------    --------

Total Stockholders' Equity .........................      9,243     $84,710       9,033    $ 70,202       8,952    $ 53,979
                                                       ========    ========    ========    ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THE WISER OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999


                                                         2001             2000             1999
                                                       --------         --------         --------
                                                                          (000's)
Cash Flows from Operating Activities:
  Net income (loss) ...........................        $ 10,048         $  4,120         $(14,856)
  Adjustments to reconcile net income (loss) to
   cash flows from operating activities:
     Depreciation, depletion and amortization .          19,388           15,637           17,663
     Deferred income taxes ....................             (58)              --             (686)
     Property sale gains ......................          (9,525)             (74)          (3,555)
     Property impairments and abandonments ....           5,409            2,113            6,824
     Pension benefit liability ................          (2,183)            (167)              --
     Non-cash loss on derivative value ........             400               --               --
     Amortization of other assets .............             709              676              607
     Other changes:
       Restricted cash ........................             992               --             (992)
       Accounts receivable ....................           2,340           (7,056)            (463)
       Inventories ............................            (135)             (85)              39
       Income taxes receivable ................              --               --            1,270
       Prepaid expenses .......................          (2,717)             (47)              93
       Other assets ...........................            (435)              91             (350)
       Accounts payable .......................          (2,625)           2,616            1,221
       Accrued liabilities ....................           4,298             (292)             (81)
       Deferred benefit costs .................              --             (216)            (162)
                                                       --------         --------         --------
         Operating Cash Flows .................          25,906           17,316            6,572
                                                       --------         --------         --------
Cash Flows From Investing Activities:
  Capital expenditures ........................         (76,099)         (20,066)          (8,327)
  Proceeds from sales of property and equipment             219            1,995           41,017
                                                       --------         --------         --------
    Investing Cash Flows ......................         (75,880)         (18,071)          32,690
                                                       --------         --------         --------
Cash Flows From Financing Activities:
  Borrowings of long-term debt ................          19,536               --              500
  Repayments of long-term debt ................            (500)              --          (21,000)
  Preferred stock issued, net of issuance costs          10,000           13,675               --
  Common stock issued .........................              25               --               --
  Warrants for common stock issued ............               6                9               --
  Treasury stock purchased ....................            (234)              --               --
  Preferred dividends .........................            (221)              --               --
                                                       --------         --------         --------
    Financing Cash Flows ......................          28,612           13,684          (20,500)
                                                       --------         --------         --------
Effect of exchange rate changes on
  cash and cash equivalents ...................            (123)            (232)             (94)
                                                       --------         --------         --------

Net Increase (Decrease) in Cash ...............         (21,485)          12,697           18,668
Cash and Cash Equivalents, beginning of year ..          34,144           21,447            2,779
                                                       --------         --------         --------
Cash and Cash Equivalents, end of year ........        $ 12,659         $ 34,144         $ 21,447
                                                       ========         ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THE WISER OIL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


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

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


The following expected future prices were used to estimate future cash flows to assess properties for impairment:

Price starting after December 31, 2001, 2000 and 1999, respectively:

                                                 2001             2000               1999
                                               -------           -------            ------
Oil Price per barrel:
   Year 1 .............................        $ 20.50           $ 25.00           $ 25.60
   Year 2 .............................          21.50             24.00             25.60
   Year 3 .............................          23.00             23.00             25.60
   Thereafter .........................   Escalated 3%             23.00             25.60
   Maximum ............................          29.00             23.00             25.60

Gas Price per MMBTU:
   Year 1 .............................        $  2.50            $ 5.00           $  2.34
   Year 2 .............................           3.00              4.50              2.34
   Year 3 .............................           3.25              4.00              2.34
   Thereafter .........................   Escalated 3%              4.00              2.34
   Maximum ............................           3.50              4.00              2.34


      Oil and gas expected future price estimates were based on NYMEX future prices at each year-end. Expected future prices were escalated if such prices were unusually low at year-end compared to historical averages, or expected future prices were reduced if such prices were unusually high at year-end compared to historical averages. These prices were applied to production profiles developed by the Company's engineers using proved developed and undeveloped reserves at December 31, 2001, 2000 and 1999, respectively. The Company's price assumptions change based on current industry conditions and the Company's future plans. During 2001, 2000 and 1999, the Company recognized impairments of $2,490,000, $680,000 and $2,214,000, respectively. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

      e. Cash and Cash Equivalents - Cash equivalents consist of short-term investments maturing in three months or less from the date of acquisition. These investments of $13,524,000 at December 31, 2001 and $37,022,000 at December 31, 2000 are recorded at cost plus accrued interest, which approximates market.

      f. Inventories - Oil and natural gas product inventories are recorded at the lower of average cost or market. Materials and supplies are recorded at the lower of average cost or market.

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


      g. Accrued Liabilities - Accrued liabilities include accrued vacation and payroll of $149,000 at December 31, 2001 and $168,000 at December 31, 2000.

      h. Postretirement Benefits - SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," has no significant impact on the Company. The Company has no significant liabilities for postretirement benefits, other than pensions, and has historically recognized such liabilities as they are incurred.

      i. Gas Imbalances - Gas imbalances are accounted for using the sales method. The Company's net imbalance position is not material at December 31, 2001 and 2000.

      j. Financial Instruments - The following table sets forth the book value and estimated fair values of financial instruments at December 31, 2001 and 2000, respectively (000's):

                                2001                              2000
                        ---------------------            ---------------------
                         Book          Fair               Book         Fair
                         Value        Value               Value        Value
                        --------     --------            --------     --------
Cash and equivalents    $ 12,659     $ 12,659            $ 34,144     $ 34,144
Restricted cash              --            --                 992          992
Floating-rate debt        18,789       18,789                 500          500
Fixed-rate debt          124,674      101,875             124,600      100,000

      The fair value of the fixed-rate debt was based on quoted market prices of the Company's fixed-rate debt at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, the Company entered into various natural gas forward sale agreements and natural gas price swap and oil price collar agreements to hedge against price fluctuations. Oil and gas sales in the accompanying Consolidated Statements of Income are adjusted for the effects of hedging transactions as the underlying hedged production is sold. Adjustments to oil and gas sales from the Company's hedging activities resulted in an increase in oil and gas revenues of $4,515,000 in 2001 and a reduction of $11,802,000 and $3,609,000 in 2000 and 1999, respectively. In addition, the Company recognized a loss on derivatives of $2,094,000 in 2001. At December 31, 2001, the fair value of derivatives were $1,870,000. As of March 9, 2002 the Company's hedging arrangements were as follows (excluding hedges with Enron - see Note 2):

Crude Oil:                                     Daily Volume      Price per Bbl
----------                                     ------------      -----------------------
January 1, 2002 to December 31, 2002 /a/        1,000 Bbls       $22.05
April 1, 2002 to June 30, 2002 /b/              1,000 Bbls       $23.00
July 1, 2002 to September 30, 2002 /b/          1,000 Bbls       $22.00
April 1, 2002 to June 30, 2002                  1,000 Bbls /1/   $22.00 floor, $24.95 ceiling
January 1, 2002 to December 31, 2002 /c/          400 Bbls       $8.30 differential swap

Natural Gas:                                   Daily Volume      Price per MMBTU
------------                                   ------------      ---------------------
January 1, 2002 to March 31, 2002 /b/           5,000 MMBTU      $2.95
January 1, 2002 to June 30, 2002 /a/            5,000 MMBTU      $3.00
January 1, 2002 to June 30, 2002 /a/            5,000 MMBTU      $2.94
July 1, 2002 to September 30, 2002 /b/         10,000 MMBTU      $3.135
July 1, 2002 to September 30, 2002 /a/         10,000 MMBTU      $2.80
January 1, 2002 to March 31, 2002 /d/           5,000 MMBTU /1/  $2.50 floor, $2.95 ceiling
January 1, 2002 to March 31, 2002 /e/           5,000 MMBTU /1/  $2.50 floor, $3.00 ceiling
October 1, 2002 to December 31, 2002            5,000 MMBTU /1/  $3.15 floor, $4.00 ceiling
April 1, 2002 to June 30, 2002                  5,000 MMBTU /1/  $2.30 floor, $2.65 ceiling
January 1, 2003 to December 31, 2003           10,000 MMBTU /1/  $3.25 floor, $4.25 ceiling


                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


1) These are "collar" hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

            /a/ This swap is extendable to December 31, 2002 at the same daily volume and price per mcf or bbl at the option of the counterparty. As such, it does not qualify for hedge accounting and changes in fair value will be recorded in earnings.

            /b/ This swap is extendable for three additional months at the same daily volume and price per mcf or bbl at the option of the counterparty. As such, it does not qualify for hedge accounting and changes in fair value will be recorded in earnings.

            /c/ Floating price - Wiser receives NYMEX less $8.30; Wiser pays Bow River - Platts (heavy oil) price.

            /d/ Wiser has granted the counterparty an option to extend this swap to June 30, 2002 as a $2.95 swap.

            /e/ Wiser has granted the counterparty an option to extend this swap to June 30, 2002 as a $3.00 swap.

      All of the hedges listed above, excluding hedges with Enron, have been marked to market and changes in fair value will be recorded in earnings. The hedges with Enron were designated as cash flow hedges.

      k. Foreign Currency Translation - The functional currency of Wiser Canada is the Canadian dollar. In accordance with SFAS No. 52, "Foreign Currency Translation," Wiser Canada's financial statements have been translated from Canadian dollars to U.S. dollars with the cumulative translation adjustment loss of $7,062,000, $3,284,000 and $2,135,000 for 2001, 2000 and 1999, respectively, classified in Stockholders' Equity.

      l. Comprehensive Income - In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments.

      m. Hedging Activities - In 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated and qualifies as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The change in fair value, to the extent the hedge is determined to be ineffective, is recorded currently earnings. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company uses derivatives to hedge oil and gas price risk and gains or losses on such derivatives prior to the adoption of SFAS No. 133 were recorded as adjustments to oil and gas sales. When the Company adopted SFAS No. 133, its existing oil and gas hedging contracts were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings.

      n. Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 as of July 1, 2001, had no impact on the Company's financial statements.

      Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combinations. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible asset subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial statements.

      On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 143 will have on its results of operations and financial position.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement is not expected to have a significant effect on the Company's financial statements.

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


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

2.    IMPACT OF ENRON BANKRUPTCY

      Enron declared bankruptcy on December 2, 2001 and on December 31, 2001 Enron owed the Company $1,688,000 in unpaid settlements of its hedging contracts for the months of November and December 2001. In addition, the fair value of the Company's forward hedging contracts for the year 2002 was $5,184,000. Based on the uncertainty of collecting either of these amounts from Enron, the Company decided to write-off the full amount of $6,872,000 at December 31, 2001. Other comprehensive income includes unrealized gains of $800,000 on certain derivatives with Enron which were accounted for as cash flow hedges. These gains will be reclassified into oil and gas revenues over the original hedge period. The Company will continue to pursue collection of its claims against Enron (see Note 12 - Contingencies).

3.    ACQUISITION OF INVASION ENERGY INC.

      On May 22, 2001, the Company acquired 100% of the outstanding common stock of Invasion Energy Inc. ("Invasion") through its wholly-owned subsidiary The Wiser Oil Company of Canada ("Wiser Canada"). The total purchase price was $37.5 million, which was financed with $22.6 million of cash and $14.9 million of borrowings by Wiser Canada under its credit facility.

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
                                               ==========

      Following are the unaudited pro forma results of operations for the Company for the years ended December 31, 2001 and 2000, as if the acquisition of Invasion took place on January 1, 2000 (000's):

                                                         2001             2000
                                                       --------         --------

Revenues .....................................         $101,134         $ 80,340
Expenses .....................................           89,278           79,116
                                                       --------         --------
Net Income ...................................         $ 11,856         $  1,224
                                                       ========         ========

Earnings per share - Basic ...................         $   0.87         $   0.07
                                                       ========         ========

Earnings per share - Diluted .................         $   0.83         $   0.07
                                                       ========         ========

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


4.    GAIN ON SALE OF ASSETS

      On June 29, 2001, Wiser Canada entered into an Asset Exchange Agreement to acquire producing properties and exploration acreage valued at $25.3 million (CDN $38.3 million). Under the Agreement, Wiser Canada exchanged certain of its producing properties valued at $16.2 million and paid $9.1 million in cash, before closing adjustments. The exchange of producing properties valued at $16.2 million has been accounted for as a sale of assets and, accordingly, a gain of $9.5 million has been recognized in the consolidated statements of income. The $9.1 million cash portion of the transaction was funded with $4.5 million of cash on hand and $4.6 million of bank debt.

5.    DIVESTITURES

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

6.    LONG-TERM DEBT

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

      b. On May 10, 1999 the Company entered into a $25 million Restated Credit Agreement ("Credit Agreement") with Bank One, Texas, N.A. The Credit Agreement provided the Company with up to a $25 million line of credit through May 31, 2001. The Credit Agreement was terminated on May 31, 2001. At December 31, 2000, the amount available for borrowing, which was based on the Company's oil and gas reserves and the Company's Borrowing Base at December 31, 2000 was $8 million. The average interest rate during 2000 under the Credit Agreement was 9.25%. The Credit Agreement imposed certain restrictions on sales of assets, payment of dividends and incurrence of indebtedness and required the Company to, among other things, maintain certain financial ratios and make monthly escrow deposits of $990,000 to fund the semi-annual interest payments on the 91/2% Senior Subordinated Notes. At December

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


            31, 2000, restricted cash included $992,000 of escrow deposits which were restricted to fund the May 15, 2001 interest payment on the 91/2% Senior Subordinated Notes.

      c. On May 21, 2001 the Company entered into an $80 million revolving credit facility ("Revolver") which matures on May 21, 2004. The aggregate borrowing base under the Revolver is $50 million and is allocated $30 million for general corporate purposes and $20 million exclusively for acquisition of oil and gas properties. The $50 million aggregate borrowing base is also allocated $20 million for Canadian borrowings and $30 million for U.S. borrowings. The aggregate borrowing base is re-determined by the banks semi-annually starting in April 2002. At December 31, 2001, the Company had CDN$
            30.0 million (USD$ 18.7 million) of Canadian borrowings outstanding and $30.0 million was available primarily for U.S. borrowings. Available loan and interest options are (i) Prime Rate Loans, at the bank's prime interest rate; (ii) Eurodollar Loans, at LIBOR plus 2.125%, 2.375% or 2.625% depending on the percentage of the borrowing base actually borrowed by the Company; (iii) Canadian Prime Rate Advances, at the Canadian bank's prime interest rate; and
            (iv) Canadian Banker's Acceptances, at the Canadian drawing fee rate. The average interest rate during the 2001 under the Revolver was 6.33%. The commitment fee on the unused borrowing base is 0.375%. The Revolver imposes certain restrictions on sales of assets, payment of dividends, incurring of indebtedness and requires the Company to maintain a minimum interest coverage ratio of 1.5 and a minimum working capital ratio of 1.1. Under the Revolver, there is no requirement to maintain restricted cash balances after May 21, 2001.


      The Company paid $12,436,000, $11,964,000 and $12,993,000 in interest during 2001, 2000 and 1999, respectively.

Long-term debt consists of the following (000's):                December 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------

2007 Notes - 9.5% interest rate at December 31, 2001 .....   $124,674   $124,600
Revolver - 5.0% interest rate at December 31, 2001 .......     18,789         --
Credit Agreement .........................................         --        500
                                                             -------------------
                                                              143,463    125,100
Less current maturities ..................................         --        500
                                                             -------------------
                                                             $143,463   $124,600
                                                             ===================

      The annual requirements for reduction of principal of long-term debt outstanding as of December 31, 2001 are estimated as follows (000's):

2002 ................................................................. $      --
2003 .................................................................        --
2004 .................................................................    18,789
2005 .................................................................        --
Thereafter ...........................................................   124,674
                                                                       ---------
                                                                       $ 143,463
                                                                       =========

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


7.    INCOME TAXES

      The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the accounting procedures established by SFAS No. 109, "Accounting for Income Taxes." The Company did not pay any Federal income taxes in 2001, 2000 or 1999.

      Income tax expense (benefit) for the three years ended December 31, 2001 was as follows (000's):

                                                  2001     2000     1999
                                                  -----    -----    -----

Current:
 Federal ......................................   $  --    $  --    $(173)
 Canadian .....................................     216       --       --
 State ........................................      --       --       --
                                                  -----    -----    -----
                                                    216       --     (173)
                                                  -----    -----    -----
Deferred:
 Federal ......................................      --       --     (686)
 Canadian .....................................     (58)      --       --
                                                  -----    -----    -----
                                                    (58)      --     (686)
                                                  -----    -----    -----
Total income tax expense (benefit) .............  $ 158    $  --    $(859)
                                                  =====    =====    =====

      A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                   2001     2000     1999
                                                   ----     ----     ----

Statutory federal income tax rate .............    34.0%    34.0%    34.0%
Canadian income taxes .........................     0.2       --       --
Net operating loss ............................   (34.0)   (34.0)   (28.5)
                                                   ----     ----     ----
Effective tax rate ............................     0.2%     0.0%     5.5%
                                                   ====     ====     ====

      The deferred tax liabilities and assets at December 31, 2001 and 2000 were as follows (000's):

                                                                  2001          2000
                                                                --------       -------
Deferred tax liabilities:
  Property and equipment, principally due to differences
   in financial and tax reporting basis and the expensing
   of intangible drilling costs for tax purposes ............   $ 18,534       $ 5,115
Deferred tax assets:
  Net operating loss carryforwards ..........................     (6,791)       (6,337)
  Alternative minimum tax credit carryforwards ..............     (3,040)       (3,040)
  Other .....................................................       (450)        ( 193)
                                                                --------       -------
    Total gross deferred tax assets .........................    (10,281)       (9,570)
    Less valuation allowance ................................      2,857         4,455
                                                                --------       -------
    Net deferred tax assets .................................     (7,424)       (5,115)
                                                                --------       -------
Net deferred tax liability ..................................   $ 11,110       $    --
                                                                ========       =======

      In May 2001, the Company acquired Invasion energy, Inc. and recognized a Canadian deferred tax liability of $11,739,000 associated with the acquisition. At December 31, 2001, the Company had a net operating loss ("NOL") for Federal income tax purposes of $19,975,000. The majority of the NOL carryforwards do not expire until 2019 and the alternative minimum tax credit carryforwards can be carried forward indefinitely. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


      recorded tax benefits from such assets. At December 31, 2001, a valuation allowance of $2,857,000 was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes.

8.    OIL AND GAS PRODUCING ACTIVITIES

      Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisitions, exploration and development activities (000's):

                                                    U.S.       Canada       Total
                                                  --------    --------    --------
December 31, 2001:
------------------
Capitalized Costs:
  Proved properties ...........................   $192,266    $130,952    $323,218
  Unproved properties .........................      4,458      15,947      20,405
                                                  --------    --------    --------
    Total .....................................    196,724     146,899     343,623
  Accumulated DD&A ............................    (76,583)    (43,993)   (120,576)
                                                  --------    --------    --------
  Net capitalized cost ........................   $120,141    $102,906    $223,047
                                                  ========    ========    ========

Costs Incurred during 2001:
  Property acquisition ........................   $  4,276    $ 45,200    $ 49,476
  Exploration .................................     11,041       1,344      12,385
  Development .................................      5,570      13,119      18,689

December 31, 2000:
------------------
Capitalized Costs:
  Proved properties ...........................   $179,203    $ 87,871    $267,074
  Unproved properties .........................      2,030       4,926       6,956
                                                  --------    --------    --------
    Total .....................................    181,233      92,797     274,030
  Accumulated DD&A ............................    (66,713)    (51,909)   (118,622)
                                                  --------    --------    --------
  Net capitalized cost ........................   $114,520    $ 40,888    $155,408
                                                  ========    ========    ========

Costs Incurred during 2000:
  Property acquisition ........................   $  1,538    $  2,126    $  3,664
  Exploration /A/ .............................      4,317       6,020      10,337
  Development .................................      3,107       5,014       8,121

December 31, 1999:
------------------
Capitalized Costs:
  Proved properties ...........................   $172,428    $ 81,791    $254,219
  Unproved properties .........................      1,548       4,557       6,105
                                                  --------    --------    --------
    Total .....................................    173,976      86,348     260,324
  Accumulated DD&A ............................    (57,587)    (47,027)   (104,614)
                                                  --------    --------    --------
  Net capitalized cost ........................   $116,389    $ 39,321    $155,710
                                                  ========    ========    ========

Costs Incurred during 1999:
  Property acquisition ........................   $    409    $    227    $    636
  Exploration /A/ .............................      1,108       3,566       4,674
  Development .................................      2,524       2,838       5,362
  /A/ U.S. includes $1,615 for exploration in
      Peru, S.A.


                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


9.    EMPLOYEE PENSION PLAN

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

      The net pension expense and principal assumptions utilized in computing net pension expense were as follows (000's):

                                                    2001        2000         1999
                                                  --------    --------    --------
Service cost ..................................   $     58    $     16    $     --
Interest cost .................................        686         681         676
Expected return on plan assets ................       (753)       (875)       (780)
Amortization of prior service cost ............         --          --          --
Amortization of transition obligation .........        (22)        (22)        (25)
Recognized loss ...............................         --         (66)         --
                                                  --------    --------    --------
Net periodic pension credit ...................   $    (31)    $  (266)    $  (129)
                                                  ========    ========    ========

Discount rate .................................       7.25%       7.50%       8.00%
Rate of return on plan assets .................       8.50%       8.50%       8.50%
Rate of increase in compensation levels .......       0.00%       0.00%       0.00%


      The following table presents the funded status of the Company's pension plan as of December 31 (000's):

Change in benefit obligations:                     2001        2000        1999
                                                  --------    --------    --------
  Benefit obligation at beginning of year ......  $ 9,295     $ 9,007     $ 9,666
  Service cost .................................       58          16          --
  Interest cost ................................      686         681         676
  Actuarial gain (loss) ........................      497         295        (712)
  Benefits paid ................................     (821)       (704)       (623)
  Effect of plan curtailment ...................       --          --          --
                                                  --------    --------    --------
  Benefit obligation at end of year ............    9,715       9,295       9,007

Change in plan assets:
  Fair value of plan assets at beginning of year    9,246      10,643       9,477
  Actual return on plan assets .................     (910)       (693)      1,789
  Employer contributions .......................       --          --          --
  Benefits paid ................................     (821)       (704)       (623)
                                                  --------    --------    --------
  Fair value of plan assets at end of year .....    7,515       9,246      10,643

Plan assets over (under) benefits obligations ..   (2,200)        (49)      1,636

Unrecognized net actuarial loss (gain) .........    2,350         189      (1,740)
Unrecognized transition obligation .............       --         (21)        (43)
Unrecognized prior service cost ................       --          --          --
                                                 --------    --------    --------
Net amount recognized ..........................  $   150     $   119     $  (147)
                                                 ========    ========    ========


                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


      The net amounts recognized in the consolidated balance sheets consist of the following (000's):

                                                2001        2000        1999
                                              --------    --------    --------

Accrued benefit cost ......................     $150        $119       $(147)
                                                ====        ====       =====

10.   EMPLOYEE SAVINGS PLAN

      The Company has a qualified Savings Plan available to all employees. An employee may elect to have up to 15% of the employee's base monthly compensation, exclusive of other forms of special or extra compensation, withheld and placed in the Savings Plan account. On a monthly basis, the Company contributes to this account an amount equal to 50% of the employee's contribution, limited to 3% of the employee's base compensation. Company contributions to the Savings Plan were $135,000, $88,000 and $99,000, in 2001, 2000 and 1999, respectively.

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


11.   BUSINESS SEGMENT INFORMATION

      In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires reporting of financial and descriptive information about a company's reportable operating segments. The Company has identified only one operating segment, which is the exploration for and production of oil and gas with sales made to domestic and Canadian energy customers. Sales to major customers for the year ended December 31, 2001 were $32,678,000 to Highland Energy Company, $15,718,000 to Nexen Inc. and $9,348,000 to Enron Canada Corp. which represented 41%, 20% and 12%, respectively, of the Company's total oil and gas revenues. Sales to major customers for the year ended December 31, 2000 were $28,059,000 to Highland Energy Company, $16,367,000 to Nexen Inc. and $8,377,000 to EOTT Energy Operating Ltd. which represented 42%, 24% and 13%, respectively, of the Company's total oil and gas revenues. Sales to major customers for the year ended December 31, 1999 were $19,345,000 to Highland Energy Company, $5,013,000 to CXY Energy Marketing and $4,972,000 to EOTT Energy Operating Ltd. which represented 41%, 11% and 10%, respectively, of the Company's total oil and gas revenues. However, due to the nature of the oil and gas industry, the Company is not dependent upon any of these customers. The loss of any major customer would not have a material adverse impact on the Company's business.

      The following table summarizes the oil and gas activity of the Company by geographic area for the years ended December 31, 2001, 2000 and 1999.

                                                    U.S.       Canada       Total
                                                   -------     -------     -------
2001:
-----
Total revenues ................................   $ 50,073    $ 41,497    $ 91,570

Costs and expenses:
  Production and operating ....................     21,668       6,736      28,404
  Loss on derivatives .........................      2,094          --       2,094
  DD&A ........................................      9,297      10,091      19,388
  Property impairments ........................      1,028       1,462       2,490
  Exploration .................................      5,313       2,229       7,542
  Other operating .............................     18,472       2,974      21,446
                                                  --------    --------    --------
    Total costs and expenses ..................     57,872      23,492      81,364
                                                  --------    --------    --------
Earnings (loss) before income taxes ...........     (7,799)     18,005      10,206
Income tax expense (benefit) ..................         --         158         158
                                                  --------    --------    --------
Net income (loss) .............................   $ (7,799)   $ 17,847    $ 10,048
                                                  ========    ========    ========
At year end:
Property and equipment, net of accumulated DD&A   $120,789    $102,875    $223,664
                                                  ========    ========    ========
Total assets ..................................   $142,719    $116,071    $258,790
                                                  ========    ========    ========


                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


2000:
----
Total revenues ................................   $ 44,650    $ 25,083    $ 69,733

Costs and expenses:
  Production and operating ....................     20,340       3,785      24,125
  DD&A ........................................      9,565       6,072      15,637
  Property impairments ........................         --         680         680
  Exploration .................................      1,690       2,102       3,792
  Other operating .............................     19,325       2,054      21,379
                                                  --------    --------    --------
    Total costs and expenses ..................     50,920      14,693      65,613
                                                  --------    --------    --------
Earnings (loss) before income taxes ...........     (6,270)     10,390       4,120
Income tax expense (benefit) ..................         --          --          --
                                                  --------    --------    --------
Net income (loss) .............................   $ (6,270)   $ 10,390    $  4,120
                                                  ========    ========    ========
At year end:
Property and equipment, net of accumulated DD&A   $115,372    $ 40,917    $156,289
                                                  ========    ========    ========
Total assets ..................................   $160,453    $ 51,781    $212,234
                                                  ========    ========    ========

1999:
-----
Total revenues ................................   $ 37,389     $15,405    $ 52,794

Costs and expenses:
  Production and operating ....................     17,062       4,049      21,111
  Purchased natural gas .......................        336          --         336
  DD&A ........................................     10,655       7,008      17,663
  Property impairments ........................        900       1,314       2,214
  Exploration .................................      4,760       2,299       7,059
  Other operating .............................     18,784       1,342      20,126
                                                  --------    --------    --------
    Total costs and expenses ..................     52,497      16,012      68,509
                                                  --------    --------    --------
Loss before income taxes ......................    (15,108)       (607)    (15,715)
Income tax benefit ............................       (859)         --        (859)
                                                  --------    --------    --------
Net loss ......................................   $(14,249)   $   (607)   $(14,856)
                                                  ========    ========    ========
At year end:
Property and equipment, net of accumulated DD&A   $117,377    $ 39,434    $156,811
                                                  ========    ========    ========
Total assets ..................................   $148,773    $ 44,791    $193,564
                                                  ========    ========    ========


12.   CONTINGENCIES

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

      The Company has filed motions against Enron North America ("ENA") and Enron Corporation to collect amounts owed the Company under hedging contracts. ENA is a wholly-owned subsidiary of Enron Corporation and Enron Corporation has provided the Company with a $10 million guarantee on behalf of ENA. These motions seek to establish a separate cash management system for ENA and to settle debtor claims against ENA separately from Enron Corporation. Pursuant to the Company's motions, an examiner has been appointed to examine ENA cash transactions and the court is currently waiting on the examiner's report before taking further action on the Company's motion.

      In January 2002 the Company was notified by a gas marketing company that it would not pay the Company approximately $730,000 owed to Wiser for its November 2001 gas sales because the gas marketing company claimed it had not been paid by Enron Corporation. The Company believes that the gas marketing company has no basis under the gas sales contract to withhold payment and has demanded the $730,000 payment in writing. The Company believes the $730,000 account receivable from the gas marketing company is 100% collectible and will pursue all legal remedies available to collect the amount owed.

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


13.   STOCK COMPENSATION PLANS

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

        A summary of the status of the Company's two stock option plans at December 31, 2001, 2000 and 1999 and changes during the years then ended follows:

                                                           2001                          2000                          1999
                                                -------------------------     -------------------------     ------------------------
                                                                 Exercise                      Exercise                     Exercise
                                                   Shares        Price/1/        Shares        Price/1/        Shares       Price/1/
                                                -----------      -------      -----------      -------      -----------     -------
Outstanding at beginning of year ...........      1,111,075       $13.54        1,218,575       $13.68        1,027,350      $15.61
Granted ....................................        162,500         6.58               --           --          223,825        4.96
Exercised ..................................         (5,000)        5.00               --           --               --          --
Expired and cancelled ......................       (358,000)       16.57         (107,500)       15.14          (32,600)      14.71
                                                -----------       ------      -----------       ------      -----------      ------
Outstanding at end of year .................        910,575       $11.15        1,111,075       $13.54        1,218,575      $13.68
                                                ===========       ======      ===========       ======      ===========      ======
Exercisable at end of year .................        813,075       $11.74        1,111,075       $13.54        1,137,450      $13.27
                                                ===========       ======      ===========       ======      ===========      ======
Fair value of options granted/1/ ...........         $ 3.35                        $   --                        $ 1.02
                                                     ======                        ======                        ======


/1/   Weighted average per option granted.

      376,325 of the options outstanding at December 31, 2001 have exercise prices between $3.50 and $10.00, with a weighted average exercise price of $5.66 and a weighted average remaining contractual life of 9.0 years. 278,825 of the $3.50 to $10.00 options are currently exercisable with a weighted average exercise price of $5.46. 394,250 of the options outstanding at December 31, 2001 have exercise prices between $11 and $15, with a weighted average exercise price of $14.16 and a weighted average remaining contractual life of 4.7 years. All of the $11 to $15 options are currently exercisable with a weighted average exercise price of $14.16. The remaining 140,000 options have exercise prices between $15 and $20, with a weighted average exercise price of $17.42 and a weighted average contractual life of 3.7 years. 140,000 of the $15 to $20 options are currently exercisable with a weighted average exercise price of $17.42.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for both the Incentive Plan and the Directors' Plan:

                                                2001          2000         1999
                                                ----          ----         ----
Risk free interest rate ..............      4.76 to 5.40%      N/A         5.71%
Expected dividend yields .............          0.00%          N/A         0.00%
Expected lives, in years .............         10.00           N/A         5.00
Expected volatility ..................         27.74%          N/A        48.11%

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


      Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the following pro forma amounts:

                                                                 2001              2000            1999
                                                                 ----              ----            ----
Net income (loss) - as reported (in thousands) ......         $ 6,178           $ 3,487         $ (14,856)
Net income (loss) - pro forma (in thousands) ........           5,921             3,354           (15,186)
Earnings (loss) per share - as reported .............            0.67              0.39             (1.66)
Earnings (loss) per share - pro forma ...............            0.65              0.37             (1.70)


      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of compensation cost to be expected in future years.

      Share Appreciation Rights Plan

      The Company has a share appreciation rights ("SARs") plan which authorizes the granting of SARs to employees of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs exercise price and the fair market value of the Company's common stock covered by the SARs on the exercise date. At December 31, 2001, 75,000 SARs were outstanding with an exercise price of $7.00 per share, 12,750 SARs were outstanding with an exercise price of $5.00 per share and 4,000 SARs were outstanding with an exercise price of $14.63 per share. All SARs are fully vested at December 31, 2001.

14.   PREFERRED STOCK

      On December 13, 1999, the Board of Directors approved the sale of not less than 600,000 shares and not more than 1,000,000 shares of Series C Cumulative Convertible Preferred Stock ("Preferred Stock") through a private placement to Wiser Investment Company, LLC and its affiliates ("WIC") for $25 million. The sale of Preferred Stock was approved by the Company's shareholders on May 16, 2000, and 600,000 shares were issued to WIC on May 26, 2000 for $15 million, or $25 per share. On June 1, 2001, the Company sold an additional 396,000 shares of Series C Cumulative Convertible Preferred Stock ("Preferred Stock") to Wiser Investors, L.P., a Delaware limited partnership ("Investors") for $9.9 million or $25 per share and 4,000 shares of Preferred Stock to A. Wayne Ritter for $100,000 or $25 per share. Wiser Investment Company, LLC ("WIC") is the general partner of Investors. The Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $4.25 per common share, subject to customary adjustments. The Preferred Stock pays dividends in cash or in shares of the Company's common stock, at the option of the Company, at an annual rate of 7%. The holders of the Preferred Stock have the same voting rights as the holders of the Company's common stock with each share of the Preferred Stock having one vote for each share of common stock into which it is convertible. The Company received $13.7 million in net proceeds from the sale of Preferred Stock in May 2000 and $10.0 million in net proceeds from the sale of preferred stock in June 2001.

      Any shares of Preferred Stock not previously converted will convert automatically to common stock on May 26, 2003, or whenever the market price of the Company's common stock exceeds $10.00 per share for a period of 60 consecutive trading days.

      In addition, WIC acquired warrants to purchase 741,716 shares of the Company's common stock at $4.25 per share. The purchase price of the warrants is $0.02 per warrant. The warrants are not exercisable until May 26, 2002 and will expire on May 26, 2007. The warrants were recorded based on their relative fair value to the Preferred Stock at the time of issuance.

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


      In connection with the issuance of $10 million of preferred stock in June 2001, a preferred stock discount was recorded because the market price of the Company's common stock exceeded the $4.25 conversion price on the date the preferred stock was issued. This discount is being amortized as a reduction of net income available to common stock until the redemption date of May 26, 2003. If the preferred stock is converted prior to May 2003, the unamortized discount will be recognized in the period of conversion.

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

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


15.   EARNINGS PER SHARE

      The Company accounts for earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic EPS is computed by dividing net income available to common by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents consisting of stock options, warrants and convertible securities. Previously reported EPS were equivalent to the diluted EPS calculated under SFAS No. 128. Net income per share computations to reconcile basic and diluted net income for the years ended December 31, 2001, 2000 and 1999, respectively, consist of the following (in thousands, except per share data):

                                                             2001                 2000                 1999
                                                           --------             --------             --------

Net income (loss) ..................................       $ 10,048             $  4,120             $(14,856)
Less preferred dividends ...........................         (1,460)                (633)                   -
Less amortization of preferred stock discount ......         (2,410)                   -                    -
                                                           --------             --------             --------
Net income (loss) available to common stock ........          6,178                3,487              (14,856)
  Plus: Income impact of assumed conversions:
  Dividends and amortization on preferred stock ....          3,870                  633                    -
                                                           --------             --------             --------
Net income (loss) available to common plus
    assumed conversions ............................       $ 10,048             $  4,120             $(14,856)
                                                           ========             ========             ========

Basic weighted average shares ......................          9,161                8,963                8,952
Effect of dilutive securities:
  Convertible preferred stock ......................          4,903                2,127                    -
  Warrants .........................................            206                    -                    -
  Stock options ....................................             53                    -                    -
                                                           --------             --------             --------
Diluted weighted average shares ....................         14,323               11,090                8,952
                                                           ========             ========             ========

Net Income (Loss) per Share:
  Basic ............................................       $   0.67             $   0.39             $  (1.66)
  Diluted ..........................................       $   0.67             $   0.37             $  (1.66)


The effect of the convertible preferred stock for the year ended December 31, 2001 and the year ended December 31, 1999 was antidilutive.

                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


16.   SUMMARY OF GUARANTIES OF 9 1/2% SENIOR SUBORDINATED NOTES

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


Condensed Income Statement for the   Wiser Oil        Subsidiary     Consolidation
  Year Ended December 31, 2001       (Parent)         Guarantors      Adjustments        Total
                                     ---------        ----------     -------------      --------
                                                                (000's)
Revenues:
  Oil and gas sales                   $ 48,552         $ 31,792        $       -        $ 80,344
  Other                                  1,521            9,705                -          11,226
                                      --------         --------        ---------        --------
    Total revenues                      50,073           41,497                -          91,570
                                      --------         --------        ---------        --------
Costs and Expenses:
  Production and operating              21,668            6,736                -          28,404
  Loss on derivatives                    2,094                -                -           2,094
  DD&A and impairments                  10,325           11,553                -          21,878
  Exploration                            5,313            2,229                -           7,542
  General and administrative             5,744            2,338                -           8,082
  Interest expense                      12,728              636                -          13,364
                                      --------         --------        ---------        --------
    Total Expenses                      57,872           23,492                -          81,364
                                      --------         --------        ---------        --------
Income (Loss) Before Taxes              (7,799)          18,005                -          10,206
                                      --------         --------        ---------        --------
Net Income (Loss)                     $ (7,799)        $ 17,847        $       -        $ 10,048
                                      ========         ========        =========        ========


                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


Condensed Income Statement for the       Wiser Oil        Subsidiary      Consolidation
  Year Ended December 31, 2000           (Parent)         Guarantors       Adjustments        Total
                                         ---------        ----------      -------------      --------
                                                                    (000's)
Revenues:
  Oil and gas sales                       $ 42,147         $ 24,869         $       -        $ 67,016
  Other                                      2,503              214                 -           2,717
                                          --------         --------         ---------        --------
    Total revenues                          44,650           25,083                 -          69,733
                                          --------         --------         ---------        --------
Costs and Expenses:
  Production and operating                  20,340            3,785                 -          24,125
  DD&A and impairments                       9,565            6,752                 -          16,317
  Exploration                                1,690            2,102                 -           3,792
  General and administrative                 6,666            2,054                 -           8,720
  Interest expense                          12,659                -                 -          12,659
                                          --------         --------         ---------        --------
    Total Expenses                          50,920           14,693                 -          65,613
                                          --------         --------         ---------        --------
Income (Loss) Before Taxes                  (6,270)          10,390                 -           4,120
                                          --------         --------         ---------        --------
Net Income (Loss)                         $ (6,270)        $ 10,390         $       -        $  4,120
                                          ========         ========         =========        ========

Condensed Income Statement for the
  Year Ended December 31, 1999
Revenues:
  Oil and gas sales                       $ 32,076         $ 15,526         $       -        $ 47,602
  Other                                      4,790              402                 -           5,192
                                          --------         --------         ---------        --------
    Total revenues                          36,866           15,928                 -          52,794
                                          --------         --------         ---------        --------
Costs and Expenses:
  Production and operating                  16,943            4,504                 -          21,447
  DD&A and impairments                      11,555            8,322                 -          19,877
  Exploration                                4,760            2,299                 -           7,059
  General and administrative                 5,474            1,342                 -           6,816
  Interest expense                          13,310                -                 -          13,310
                                          --------         --------         ---------        --------
    Total Expenses                          52,042           16,467                 -          68,509
                                          --------         --------         ---------        --------
Income (Loss) Before Taxes                 (15,176)            (539)                -         (15,715)
                                          --------         --------         ---------        --------
Net Income (Loss)                         $(14,344)        $   (512)        $       -        $(14,856)
                                          ========         ========         =========        ========


                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


Condensed Statement of Cash Flows for              Wiser Oil        Subsidiary     Consolidation
  The Year Ended December 31, 2001                  (Parent)        Guarantors      Adjustments          Total
                                                   ---------        ----------     -------------       --------
                                                                                   (000's)
Cash Flows From Operating Activities:
  Net income (loss)                                 $ (7,799)        $ 17,847         $      -         $ 10,048
  Add back reconciling items                          11,040            3,100                -           14,140
  Other changes                                        5,492           (3,774)               -            1,718
                                                    --------         --------         --------         --------
    Operating Cash Flows                               8,733           17,173                -           25,906
                                                    --------         --------         --------         --------
Cash Flows From Investing Activities:
  Capital expenditures                               (17,532)         (58,567)               -          (76,099)
  Proceeds from property sales                             -              219                -              219
                                                    --------         --------         --------         --------
    Investing Cash Flows                             (17,532)         (58,348)               -          (75,880)
                                                    --------         --------         --------         --------
Cash Flows From Financing Activities:
  Intercompany transfers                             (18,475)          18,475                -                -
  Borrowings of long-term debt                             -           19,536                -           19,536
  Repayments of long-term debt                          (500)               -                -             (500)
  Preferred stock issued, net of costs                10,000                -                -           10,000
  Other                                                 (424)               -                -             (424)
                                                    --------         --------         --------         --------
    Financing Cash Flows                              (9,399)          38,011                -           28,612
                                                    --------         --------         --------         --------
Effect of exchange rate changes on
  cash and cash equivalents                               --             (123)               -             (123)
                                                    --------         --------         --------         --------
Net Increase (Decrease) in Cash                      (18,198)          (3,287)               -          (21,485)
Cash and Cash Equivalents, beginning of year          29,518            4,626                -           34,144
                                                    --------         --------         --------         --------
Cash and Cash Equivalents, end of year              $ 11,320         $  1,339         $      -         $ 12,659
                                                    ========         ========         ========         ========

Condensed Statement of Cash Flows for
  The Year Ended December 31, 2000

Cash Flows From Operating Activities:
  Net income (loss)                                 $ (6,270)        $ 10,390         $      -         $  4,120
  Add back reconciling items                          10,977            6,976                -           17,953
  Other changes                                       (3,674)          (1,315)               -           (4,989)
                                                    --------         --------         --------         --------
    Operating Cash Flows                               1,033           16,051                -           17,084
                                                    --------         --------         --------         --------
Cash Flows From Investing Activities:
  Capital expenditures                                (8,462)         (11,604)               -          (20,066)
  Proceeds from property sales                             -            1,995                -            1,995
                                                    --------         --------         --------         --------
    Investing Cash Flows                              (8,462)          (9,609)               -          (18,071)
                                                    --------         --------         --------         --------
Cash Flows From Financing Activities:
  Intercompany transfers                               4,490           (4,490)               -                -
  Preferred stock issued, net of costs                13,675                -                -           13,675
  Other                                                    9                -                -                9
                                                    --------         --------         --------         --------
    Financing Cash Flows                              18,174           (4,490)               -           13,684
                                                    --------         --------         --------         --------
Net Increase (Decrease) in Cash                       10,745            1,952                -           12,697
Cash and Cash Equivalents, beginning of year          18,773            2,674                -           21,447
                                                    --------         --------         --------         --------
Cash and Cash Equivalents, end of year              $ 29,518         $  4,626         $      -         $ 34,144
                                                    ========         ========         ========         ========


                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


Condensed Statement of Cash Flows for                 Wiser Oil        Subsidiary      Consolidation
  The Year Ended December 31, 1999                    (Parent)         Guarantors       Adjustments           Total
                                                      ---------        ----------      -------------        ---------
                                                                                    (000's)
Cash Flows From Operating Activities:
  Net income (loss)                                   $ (14,344)        $    (512)        $       -         $ (14,856)
  Add back reconciling items                             12,240             8,519                 -            20,759
  Other changes                                             609               (34)                -               575
                                                      ---------         ---------         ---------         ---------
    Operating Cash Flows                                 (1,495)            7,973                 -             6,478
                                                      ---------         ---------         ---------         ---------
Cash Flows From Investing Activities:
  Capital expenditures                                   (3,574)           (4,753)                -            (8,327)
  Proceeds from property sales                           40,394               623                 -            41,017
                                                      ---------         ---------         ---------         ---------
    Investing Cash Flows                                 36,820            (4,130)                -            32,690
                                                      ---------         ---------         ---------         ---------
Cash Flows From Financing Activities:
  Borrowings (repayments) of long-term debt             (20,500)                -                 -           (20,500)
    Intercompany transfers                                2,734            (2,734)                -                --
                                                      ---------         ---------         ---------         ---------
    Financing Cash Flows                                (17,766)           (2,734)                -           (20,500)
                                                      ---------         ---------         ---------         ---------
Net Increase (Decrease) in Cash                          17,559             1,109                 -            18,668
Cash and Cash Equivalents, beginning of year              1,214             1,565                 -             2,779
                                                      ---------         ---------         ---------         ---------
Cash and Cash Equivalents, end of year                $  18,773         $   2,674         $       -         $  21,447
                                                      =========         =========         =========         =========

Condensed Balance Sheets
  December 31, 2001

Assets:
  Current assets                                      $  18,786         $  13,198         $       -         $  31,984
  Net property and equipment                            120,789           102,875                 -           223,664
  Other assets                                           79,536                 -           (76,394)            3,142
                                                      ---------         ---------         ---------         ---------
    Total Assets                                      $ 219,111         $ 116,073         $ (76,394)        $ 258,790
                                                      =========         =========         =========         =========

Liabilities and Stockholders' Equity:
  Current liabilities                                 $   9,729         $   9,778         $       -         $  19,507
  Long-term debt                                        124,674            18,789                 -           143,463
  Deferred income taxes                                       -            11,110                 -            11,110

  Stockholders' equity                                   84,708            76,396           (76,394)           84,710
                                                      ---------         ---------         ---------         ---------
    Total Liabilities and Stockholders' Equity        $ 219,111         $ 116,073         $ (76,394)        $ 258,790
                                                      =========         =========         =========         =========


                              THE WISER OIL COMPANY

                        December 31, 2001, 2000 and 1999


Condensed Statement of Cash Flows for                 Wiser Oil        Subsidiary      Consolidation
  The Year Ended December 31, 2000                    (Parent)         Guarantors       Adjustments           Total
                                                      ---------        ----------      -------------        ---------
                                                                                    (000's)
Assets:
  Current assets                                      $  41,737         $  10,866         $       -         $  52,603
  Net property and equipment                            115,372            40,917                 -           156,289
  Other assets                                           51,273                 -           (47,931)            3,342
                                                      ---------         ---------         ---------         ---------
    Total Assets                                      $ 208,382         $  51,783         $ (47,931)        $ 212,234
                                                      =========         =========         =========         =========

Liabilities and Stockholders' Equity:
  Current liabilities                                 $   9,501         $   7,931         $       -         $  17,432
  Long-term debt                                        124,600                 -                 -           124,600
  Stockholders' equity                                   74,281            43,852           (47,931)           70,202
                                                      ---------         ---------         ---------         ---------
    Total Liabilities and Stockholders' Equity        $ 208,382         $  51,783         $ (47,931)        $ 212,234
                                                      =========         =========         =========         =========


                              THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 2001, 2000 and 1999 (Unaudited)


      The following pages include unaudited supplemental financial information as currently required by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board.

17.   ESTIMATED QUANTITIES OF OIL AND GAS RESERVES (UNAUDITED)

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

                              THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 2001, 2000 and 1999 (Unaudited)


Following is a reconciliation of the Company's estimated net quantities of proved oil and gas reserves, as estimated by independent petroleum consultants.

                                                         Oil (MBbls)                                      Gas (MMcf)
                                           ----------------------------------------       ------------------------------------------
                                            U.S.           Canada           Total           U.S.            Canada           Total
                                           ------         --------         --------       --------         --------         --------
Balance December 31, 1998 .............    23,585            4,403           27,988        95,465           24,516          119,981
  Revisions of previous estimates .....       358             (164)             194        (3,070)          (2,951)          (6,021)
  Properties sold and abandoned .......    (1,928)             (20)          (1,948)      (41,235)            (352)         (41,587)
  Reserves purchased in place .........       461               --              461            39               --               39
  Extensions and discoveries ..........       277              391              668         2,150            5,532            7,682
  Production ..........................    (1,257)            (676)          (1,933)       (7,186)          (2,915)         (10,101)
                                           ------            -----           ------        ------           ------           ------
Balance December 31, 1999 .............    21,496            3,934           25,430        46,163           23,830           69,993
  Revisions of previous estimates .....      (221)              17             (204)        6,438           (2,214)           4,224
  Properties sold and abandoned .......        (1)            (262)            (263)          (36)          (1,597)          (1,633)
  Reserves purchased in place .........        --               75               75           688               25              713
  Extensions and discoveries ..........       170            1,002            1,172         5,885            5,864           11,749
  Production ..........................    (1,087)            (632)          (1,719)       (6,443)          (2,495)          (8,938)
                                           ------            -----           ------        ------           ------           ------
Balance December 31, 2000 .............    20,357            4,134           24,491        52,695           23,413           76,108
  Revisions of previous estimates .....    (5,830)             579           (5,251)       (3,324)            (657)          (3,981)
  Properties sold and abandoned .......        --             (485)            (485)           --           (7,739)          (7,739)
  Reserves purchased in place .........        --            1,166            1,166            --           34,822           34,822
  Extensions and discoveries ..........       346              560              906         7,514            1,248            8,762
  Production ..........................      (992)            (751)          (1,743)       (5,627)          (4,372)          (9,999)
                                           ------            -----           ------        ------           ------           ------
Balance December 31, 2001 .............    13,881            5,203           19,084        51,258           46,715           97,973
                                           ======            =====           ======        ======           ======           ======

Proved Developed Reserves at
 December 31, /1/:
   1998                                    22,701            4,253           26,954        86,610           23,736          110,346
   1999                                    20,327            3,719           24,046        43,771           22,813           66,584
   2000                                    19,462            4,134           23,596        49,363           23,036           72,399
   2001                                    12,849            4,390           17,239        44,656           24,923           69,579


  /1/ Reserve volumes as assigned by third party engineers have been increased to reflect the effect of the Alberta Royalty Tax Credit refund. Total proved and proved developed reserves were increased by 136 MBBL and 826 MMCF for 1999, 105 MBBL and 593 MMCF for 2000 and 118 MBBL and 1,060 MMCF for 2001.

Standardized Measure of Discounted Future
Net Cash Flows of Proved Oil and Gas Reserves (Unaudited)

  The Company has estimated the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves in accordance with the standards established by the Financial Accounting Standards Board through its Statement No. 69. The estimates of future cash inflows are based on year-end prices. The weighted-average year-end sales price used to estimate future cash inflows were: 2001 - $17.24/BBL for oil and $2.26/MCF for gas, 2000 - $25.18/BBL for oil and $9.72/MCF for gas, and 1999 - $23.76/BBL for oil and $1.99/MCF for gas.

                              THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 2001, 2000 and 1999 (Unaudited)


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

       The following are the Company's estimated standardized measure of discounted future net cash flows from proved reserves (000's):

                                                                 U.S.               Canada              Total
                                                              -----------         -----------        ------------

December 31, 2001:
------------------
Future cash flows ....................................        $   366,650         $   207,265         $   573,915
Future production and development costs ..............           (216,998)            (68,635)           (285,633)
Future income tax expense ............................            (19,930)            (19,393)            (39,323)
                                                              -----------         -----------         -----------
Future net cash flows ................................            129,722             119,237             248,959
10% Annual discount for estimated timing of cash flows            (63,395)            (46,203)           (109,598)
                                                              -----------         -----------         -----------
Standardized measure of discounted cash flows ........        $    66,327         $    73,034         $   139,361
                                                              ===========         ===========         ===========

December 31, 2000:
------------------
Future cash flows ....................................        $ 1,049,099         $   300,818         $ 1,349,917
Future production and development costs ..............           (392,549)            (41,873)           (434,422)
Future income tax expense ............................           (192,034)            (68,262)           (260,296)
                                                              -----------         -----------         -----------
Future net cash flows ................................            464,516             190,683             655,199
10% Annual discount for estimated timing of cash flows           (211,337)            (82,986)           (294,323)
                                                              -----------         -----------         -----------
Standardized measure of discounted cash flows ........        $   253,179         $   107,697         $   360,876
                                                              ===========         ===========         ===========

December 31, 1999:
------------------
Future cash flows ....................................        $   595,402         $   141,011         $   736,413
Future production and development costs ..............           (277,756)            (38,989)           (316,745)
Future income tax expense ............................            (76,024)            (17,816)            (93,840)
                                                              -----------         -----------         -----------
Future net cash flows ................................            241,622              84,206             325,828
10% Annual discount for estimated timing of cash flows           (114,440)            (34,472)           (148,912)
                                                              -----------         -----------         -----------
Standardized measure of discounted cash flows ........        $   127,182         $    49,734         $   176,916
                                                              ===========         ===========         ===========


                              THE WISER OIL COMPANY

                       Supplemental Financial Information

        For the years ended December 31, 2001, 2000 and 1999 (Unaudited)


The following are the sources of changes in the standardized measure of discounted net cash flows (000's):

                                                                2001              2000               1999
                                                              ---------         ---------         ---------

Standardized measure, beginning of year ..............        $ 360,876         $ 176,916         $ 113,232
Sales, net of production costs .......................          (47,425)          (42,890)          (26,248)
Net change in price and production costs .............         (295,427)          228,462           151,018
Reserves purchased in place ..........................           48,155             5,518             2,503
Extensions, discoveries and improved recoveries ......           11,229            76,239            13,208
Change in future development costs ...................            5,732             1,275              (355)
Revisions of previous quantity estimates and disposals          (20,313)           (9,013)           (6,576)
Sales of reserves in place ...........................          (40,768)           (3,149)          (27,429)
Accretion of discount ................................           47,974            22,254            12,383
Changes in timing and other ..........................          (28,015)             (630)          (19,794)
Net change in income taxes ...........................           97,943           (94,106)          (35,026)
                                                              ---------         ---------         ---------
Standardized measure, end of year ....................        $ 139,361         $ 360,876         $ 176,916
                                                              =========         =========         =========


18.   UNAUDITED QUARTERLY FINANCIAL DATA

      The supplementary financial data in the table below for each quarterly period within the years ended December 31, 2001 and 2000 are derived from the unaudited consolidated financial statements of the Company.

                                                       Net             Earnings
                                                      Income            (Loss)
                                  Revenues            (Loss)           Per Share
                                  --------            ------           ---------
                                   (000's)            (000's)

2001:
  First quarter ........          $ 24,499           $  6,096           $ 0.64
  Second quarter .......            29,482             10,231             1.05
  Third quarter ........            21,637              2,379             0.10
  Fourth quarter .......            15,952             (8,658)           (1.11)

2000:
  First quarter ........          $ 15,165           $   (242)          $(0.03)
  Second quarter .......            16,859             (1,323)           (0.15)
  Third quarter ........            18,229              2,795             0.28
  Fourth quarter .......            19,480              2,890             0.29