Form 10-Q
period 2002-03-31
WISER OIL CO
filed 2002-05-14
CIK 107874

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended March 31, 2002 Commission file number 0-5426

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

                    x
                  -----                  ____
                   Yes                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                          Outstanding at March 31, 2002
           -------------                      -----------------------------
         $.01 par value                                     9,242,816

________________________________________________________________________________

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

                              THE WISER OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,   December 31,
                                                                                   2002          2001
                                                                                ----------    ---------
                                                                                (OOO's) except share date
Assets
Current Assets:
     Cash and cash equivalents .............................................     $   9,504    $  12,659
     Restricted cash (Note 1) ..............................................         1,200           --
     Accounts receivable ...................................................        10,610       14,281
     Inventories ...........................................................           557          555
     Fair value of derivatives .............................................            --        1,346
     Prepaid expenses ......................................................         3,718        3,143
                                                                                 ---------    ---------
        Total current assets ...............................................        25,589       31,984
                                                                                 ---------    ---------

Property and Equipment, at cost:
     Oil and gas properties (successful efforts method) ....................       363,771      343,623
     Other properties ......................................................         3,963        4,023
                                                                                 ---------    ---------
                                                                                   367,734      347,646
     Accumulated depreciation, depletion and amortization ..................      (129,925)    (123,982)
                                                                                 ---------    ---------
     Net property and equipment ............................................       237,809      223,664
Other Assets ...............................................................         2,982        3,142
                                                                                 ---------    ---------
                                                                                 $ 266,380    $ 258,790
                                                                                 =========    =========

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable ......................................................     $  21,168    $  11,685
     Fair value of derivatives .............................................         8,107          946
     Dividends payable .....................................................           431          221
     Accrued liabilities ...................................................         7,019        6,655
                                                                                 ---------    ---------
       Total current liabilities ...........................................        36,725       19,507
                                                                                 ---------    ---------

Long-term Debt .............................................................       147,613      143,463
Deferred Income Taxes ......................................................        10,206       11,110

Stockholders' Equity:
Series C convertible preferred stock - $10 par value; 1,000,000 shares authorized; 1,000,000 shares issued and
      outstanding at $25 liquidation value per share .......................        10,000       10,000
     Common stock - $.01 par value; 30,000,000 shares authorized;
      shares issued - 9,466,920; shares outstanding - 9,242,816 ............            94           94
     Preferred stock discount, net of $3,558,000 and $2,410,000 amortization at March 31, 2002 and December 31, 2001,
        respectively .......................................................        (6,448)      (7,596)
     Paid-in capital .......................................................        55,887       55,887
     Retained earnings .....................................................        23,762       37,899
     Accumulated other comprehensive income ................................        (8,496)      (8,611)
     Treasury stock - 224,104 shares, at cost ..............................        (2,963)      (2,963)
                                                                                 ---------    ---------
       Total stockholders' equity ..........................................        71,836       84,710
                                                                                 ---------    ---------
                                                                                 $ 266,380    $ 258,790
                                                                                 =========    =========

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

                              THE WISER OIL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                For the Three Months
                                                                  Ended March 31,
                                                                 2002        2001
                                                               --------    --------
                                                           (000's except per share data)
Revenues:
    Oil and gas sales ....................................     $ 14,357    $ 23,829
    Interest income ......................................           77         540
    Other ................................................          603         130
                                                               --------------------
                                                                 15,037      24,499
                                                               ====================
Costs and Expenses:
    Production and operating .............................        7,074       6,890
    Depreciation, depletion and amortization .............        5,920       4,191
    Loss on derivatives ..................................        7,610          --
    Exploration ..........................................        2,090       2,246
    General and administrative ...........................        2,435       1,918
    Interest expense .....................................        3,511       3,158
                                                               --------------------
                                                                 28,640      18,403
                                                               ====================

Earnings (Loss) Before Income Taxes ......................      (13,603)      6,096
Income Tax Benefit .......................................       (1,045)         --
                                                               --------------------

Net Income (Loss) ........................................     $(12,558)   $  6,096
                                                               ====================

Earnings (Loss) Per Share:
  Basic ..................................................     $  (1.53)   $   0.64
                                                               ====================

  Diluted ................................................     $  (1.53)   $   0.48
                                                               ====================

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

                              THE WISER OIL COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    For the Three Months Ended March 31, 2002

                                                    Shares      Amount
                                                    ------      ------
Series C convertible preferred stock,                     (000's)
-------------------------------------
     $10.00 par value
     ----------------
  Balance at beginning and end of period ........     1,000    $ 10,000
                                                   ========    --------

Common stock, $0.01 par value:
------------------------------
  Balance at beginning and end of period ........     9,467          94
                                                   --------    --------

Preferred stock discount:
-------------------------
  Balance at beginning of period ................                (7,596)
  Amortization of preferred stock discount ......                 1,148
                                                               --------
  Balance at end of period ......................                (6,448)
                                                               --------

Paid-in capital:
----------------
  Balance at beginning and end of period ........                55,887
                                                               --------


Retained earnings:
------------------
  Balance at beginning of period ................                37,899
  Net loss ......................................               (12,558)
  Dividends on preferred stock ..................                  (431)
  Amortization of preferred stock discount ......                (1,148)
                                                               --------
  Balance at end of period ......................                23,762
                                                               --------

Accumulated other comprehensive income:
---------------------------------------
  Balance at beginning of period ................                (8,611)
  Foreign currency translation adjustment .......                   535
  Amortization of derivative fair value .........                  (420)
                                                               --------
  Balance at end of period ......................                (8,496)
                                                               --------

Treasury stock:
---------------
  Balance at beginning and end of period ........      (224)     (2,963)
                                                   --------    --------

Total Stockholders' Equity ......................     9,243    $ 71,836
                                                   ========    ========

Net loss ........................................              $(12,558)
Foreign currency translation adjustment .........                   535
Amortization of derivative fair value ...........                  (420)
                                                               --------
Comprehensive Loss ..............................              $(12,443)
                                                               ========

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

                              THE WISER OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                                    ---------------
                                                                                  2002           2001
                                                                                 ------         ------
                                                                                        (000's)
Cash Flows From Operating Activities:
   Net Income (Loss) .........................................................  $(12,558)      $  6,096
   Adjustments to reconcile net income (loss) to operating cash flows:
     Depreciation, depletion and amortization ................................     5,920          4,191
     Deferred taxes ..........................................................    (1,045)            --
     Property sales gains ....................................................      (520)            --
     Property impairments and abandonments ...................................       334            962
     Amortization of other assets ............................................       199            169
     Amortization of other comprehensive income ..............................      (420)            --
     Other Changes:
       Restricted cash .......................................................    (1,200)        (2,982)
       Accounts receivable ...................................................     3,670          3,371
       Fair value of derivatives (receivable) ................................     1,346             --
       Inventories ...........................................................        (2)             3
       Prepaid expenses ......................................................      (575)        (1,552)
       Other assets ..........................................................       (21)             7
       Accounts payable ......................................................     9,483         (6,103)
       Fair value of derivatives (payable) ...................................     7,161              -
       Accrued liabilities ...................................................       365          2,534
                                                                                -----------------------
   Operating Cash Flows ......................................................    12,137          6,696
                                                                                -----------------------

Cash Flows From Investing Activities:
   Capital expenditures ......................................................   (21,284)        (3,331)
   Proceeds from sales of property and equipment .............................     2,246             --
                                                                                -----------------------
          Investing Cash Flows ...............................................   (19,038)        (3,331)
                                                                                -----------------------

Cash Flows From Financing Activities:
   Increase in long-term debt ................................................     4,000             --
   Common stock issued........................................................        --             25
   Preferred dividends .......................................................      (221)            --
                                                                                -----------------------
          Financing Cash Flows ...............................................     3,779             25
                                                                                -----------------------

Effect of exchange rate changes on
   cash and cash equivalents .................................................       (33)           (23)
                                                                                -----------------------

Net Increase (Decrease) In Cash and Cash Equivalents .........................    (3,155)         3,367
Cash and Cash Equivalents, beginning of period ...............................    12,659         34,144
                                                                                -----------------------
Cash and Cash Equivalents, end of period .....................................  $  9,504       $ 37,511
                                                                                =======================

     The notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

                              THE WISER OIL COMPANY

Notes to Financial Statements

Note 1.  Hedging Activities

         As of May 14, 2002 the Company's hedging arrangements were as follows:

         Crude Oil:                                           Daily Volume              Price per Bbl
         ----------                                           ------------              ---------------------------
         April 1, 2002 to June 30, 2002 (d)                   1,000 Bbls                $22.96
         April 1, 2002 to June 30, 2002 (b)                   1,000 Bbls                $23.00
         July 1, 2002 to September 30, 2002(b)                1,000 Bbls                $22.00
         April 1, 2002 to June 30, 2002 (e)                   1,000 Bbls                $22.00 floor, $24.95 ceiling
         April 1, 2002 to December 31, 2002 (c)                 400 Bbls                $8.30 differential swap

         Natural Gas:                                         Daily Volume              Price per MMBTU
         ------------                                         ------------              ---------------------------
         April 1, 2002 to June 30, 2002                       10,000 MMBTU              $2.95
         April 1, 2002 to June 30, 2002                        5,000 MMBTU              $3.00
         April 1, 2002 to June 30, 2002 (a)                    5,000 MMBTU              $3.00
         April 1, 2002 to June 30, 2002 (a)                    5,000 MMBTU              $2.94
         July 1, 2002 to September 30, 2002 (b)               10,000 MMBTU              $3.135
         July 1, 2002 to September 30, 2002 (b)               10,000 MMBTU              $2.80
         April 1, 2002 to June 30, 2002 (e)                    5,000 MMBTU              $2.30 floor, $2.65 ceiling
         October 1, 2002 to December 31, 2002 (e)              5,000 MMBTU              $3.15 floor, $4.00 ceiling
         January 1, 2003 to December 31, 2003 (e)             10,000 MMBTU              $3.25 floor, $4.25 ceiling

         (a) This swap is extendable to December 31, 2002 at the same daily volume and price per mcf or bbl at the option of the counterparty.

         (b) This swap is extendable for three additional months at the same daily volume and price per mcf or bbl at the option of the counterparty.

         (c) Floating price - Wiser receives NYMEX less $8.30 per barrel; Wiser pays Bow River - Platts (heavy oil) price per barrel.

         (d) This swap is extendable to December 31, 2002 at the same daily
             volume at a price of $21.95 per     bbl at the option of the
             counterparty.

         (e) These are "collar" hedges whereby the Company contracts to receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the Company will receive the floor price or ceiling price, as applicable.

         The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. If all of the extendable options are exercised by the counterparties, the Company will have hedged approximately 50% of its projected oil production and approximately 90% of its projected gas production for 2002.

         All of the Company's hedges at March 31, 2002 were designated as fair value hedges and changes in fair value are recognized in the consolidated statement of income as derivative gain or loss. Monthly cash settlements of these hedges are not included in the consolidated statement of income. The derivative loss for the net change in fair value during the first quarter of 2002 was $7,610,000. In addition, accumulated other comprehensive income at December 31, 2001 included $802,000 of deferred hedging gain that is being amortized to oil and gas revenues in 2002. In the first quarter of 2002, the Company amortized $420,000 of deferred hedging gain into oil and gas revenues.

                              THE WISER OIL COMPANY

         Based on March 31, 2002 NYMEX futures prices, the fair value of the Company's hedging arrangements at March 31, 2002 was a loss of $8.1 million. A 10% increase in both the oil price and the gas price would increase this loss by $5.3 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $5.3 million.

         As of March 31, 2002, the Company had posted $6.2 million of collateral with one of the counterparties consisting of a $5.0 million letter of credit and $1.2 million in cash deposited in a margin account.

Note 2.  Summary of Guaranties of 9 1/2% Senior Subordinated Notes

         In May 1997, the Company issued $125 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by wholly owned subsidiaries of the Company (the "Subsidiary Guarantors"). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the "Initial Subsidiary Guarantors"). Except for five wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company's direct and indirect subsidiaries.

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

                              THE WISER OIL COMPANY

Condensed Income Statements for the            Wiser Oil    Subsidiary    Consolidation
  Quarter Ended March 31, 2002                  (Parent)    Guarantors     Adjustments        Total
                                               ---------    ----------    -------------       -----
                                                                   (000's)
Revenues:
  Oil and gas sales                            $   8,330      $  6,027       $       -    $  14,357
  Other                                              149           531               -          680
                                               ---------      --------       ---------    ---------
    Total revenues                                 8,479         6,558               -       15,037
                                               ---------      --------       ---------    ---------
Costs and Expenses:
  Production and operating                         4,507         2,567               -        7,074
  DD&A and impairments                             2,508         3,412               -        5,920
  Loss on derivatives                              5,541         2,069               -        7,610
  Exploration                                      1,061         1,029               -        2,090
  General and administrative                       1,661           774               -        2,435
  Interest expense                                 3,260           251               -        3,511
                                               ---------      --------       ---------    ---------
    Total Expenses                                18,538        10,102               -       28,640
                                               ---------      --------       ---------    ---------
Income (Loss) Before Taxes                       (10,059)       (3,544)              -      (13,603)
                                               ---------      --------       ---------    ---------
Net Income (Loss)                              $ (10,059)     $ (2,499)      $       -    $ (12,558)
                                               =========      ========       =========    =========

Condensed Income Statements for the
  Quarter Ended March 31, 2001

Revenues:
  Oil and gas sales                            $  16,646      $  7,183       $       -    $  23,829
  Other                                              357           313               -          670
                                               ---------      --------       ---------    ---------
    Total revenues                                17,003         7,496               -       24,499
                                               ---------      --------       ---------    ---------
Costs and Expenses:
  Production and operating                         5,865         1,025               -        6,890
  DD&A and impairments                             2,517         1,674               -        4,191
  Exploration                                      1,664           582               -        2,246
  General and administrative                       1,421           497               -        1,918
  Interest expense                                 3,158             -               -        3,158
                                               ---------      --------       ---------    ---------
    Total Expenses                                14,625         3,778               -       18,403
                                               ---------      --------       ---------    ---------
Income (Loss) Before Taxes                         2,378         3,718               -        6,096
                                               ---------      --------       ---------    ---------
Net Income (Loss)                              $   2,378      $  3,718       $       -    $   6,096
                                               =========      ========       =========    =========

                                                         The Wiser Oil Company

                             THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Statements of Cash Flows for           Wiser Oil       Subsidiary     Consolidation
  The Quarter Ended March 31, 2002              (Parent)        Guarantors      Adjustments        Total
                                                ---------      ------------   ---------------      -----
                                                                    (000's)
Cash Flows From Operating Activities:
  Net income (loss)                             $ (10,059)     $     (2,499)       $     -      $   (12,558)
  Add back reconciling items                        2,527             1,941              -            4,468
  Other changes                                     5,116            15,111              -           20,227
                                                ---------      ------------        -------      -----------
    Operating Cash Flows                           (2,416)           14,553              -           12,137
                                                ---------      ------------        -------      -----------
Cash Flows From Investing Activities:
  Capital expenditures                             (5,127)          (16,157)             -          (21,284)
  Proceeds from property sales                          -             2,246              -            2,246
                                                ---------      ------------        -------      -----------
    Investing Cash Flows                           (5,127)          (13,911)             -          (19,038)
                                                ---------      ------------        -------      -----------
Cash Flows From Financing Activities:
    Increase long-term debt                         4,000                 -              -            4,000
    Preferred dividends                              (221)                -              -             (221)
                                                ---------      ------------        -------      -----------
    Financing Cash Flows                            3,779                 -              -            3,779
                                                ---------      ------------        -------      -----------
Effect of exchange rate changes on
  cash and cash equivalents                            --               (33)             -              (33)
                                                ---------      ------------        -------      -----------
Net Increase (Decrease) in Cash                    (3,764)              609              -           (3,155)
Cash and Cash Equivalents, beginning of year       11,320             1,339              -           12,659
                                                ---------      ------------        -------      -----------
Cash and Cash Equivalents, end of year          $   7,556      $      1,948        $     -      $     9,504
                                                =========      ============        =======      ===========

Condensed Statements of Cash Flows for
  The Quarter Ended March 31, 2001

Cash Flows From Operating Activities:
  Net income (loss)                             $   2,378      $      3,718        $     -      $     6,096
  Add back reconciling items                        3,287             2,035              -            5,322
  Other changes                                    (2,106)           (2,616)             -           (4,722)
                                                ---------      ------------        -------      -----------
    Operating Cash Flows                            3,559             3,137              -            6,696
                                                ---------      ------------        -------      -----------
Cash Flows From Investing Activities:
  Capital expenditures                             (2,561)             (770)             -           (3,331)
  Proceeds from property sales                          -                 -              -                -
                                                ---------      ------------        -------      -----------
    Investing Cash Flows                           (2,561)             (770)             -           (3,331)
                                                ---------      ------------        -------      -----------
Cash Flows From Financing Activities:
    Intercompany transfers                          4,000            (4,000)             -                -
    Common stock issued                                25                 -              -               25
                                                ---------      ------------        -------      -----------
    Financing Cash Flows                            4,025            (4,000)             -               25
                                                ---------      ------------        -------      -----------
Effect of exchange rate changes on
  cash and cash equivalents                            --               (23)             -              (23)
                                                ---------      ------------        -------      -----------
Net Increase (Decrease) in Cash                     5,023            (1,656)             -            3,367
Cash and Cash Equivalents, beginning of year       29,518             4,626              -           34,144
                                                ---------      ------------        -------      -----------
Cash and Cash Equivalents, end of year          $  34,541      $      2,970        $     -      $    37,511
                                                =========      ============        =======      ===========

                                                           The Wiser Oil Company

                              THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Balance Sheets                     Wiser Oil        Subsidiary         Consolidation
  March 31, 2002                               (Parent)       Guarantors           Adjustments      Total
                                             -----------      ----------        ---------------     -----
Assets:
  Current assets                               $  15,513          $ 10,076       $       -       $  25,589
  Net property and equipment                     123,158           114,651               -         237,809
  Other assets                                    79,576                 -         (76,594)          2,982
                                               ---------          --------       ---------       ---------
   Total Assets                                $ 218,247          $124,727       $ (76,594)      $ 266,380
                                               =========          ========       =========       =========

Liabilities and Stockholders' Equity:
  Current liabilities                           $ 15,652          $ 21,073       $       -       $  36,725
  Long-term debt                                 128,692            18,921               -         147,613
  Deferred income taxes                                -            10,206               -          10,206
  Stockholders' equity                            73,903            74,527         (76,594)         71,836
                                               ---------          --------       ---------       ---------
   Total Liabilities and Stockholders' Equity  $ 218,247          $124,727       $ (76,594)      $ 266,380
                                               =========          ========       =========       =========

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

                              THE WISER OIL COMPANY

Note 3. Net Income per Common Share

        Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):

                                                            For the Quarter
                                                            Ended March 31,
                                                            ---------------
                                                            2002       2001
                                                          --------   --------

     Net income (loss) ................................   $(12,558)  $  6,096
     Less preferred dividends .........................       (431)      (259)
     Less amortization of preferred stock discount ....     (1,148)        --
                                                          --------   --------
     Net income (loss) available to common stock ......    (14,137)     5,837
     Plus: Income impact of assumed conversions:
     Dividends and amortization on preferred stock ....      1,579        259
                                                          --------   --------
     Net income (loss) available to common plus
         assumed conversions ..........................   $(12,558)  $  6,096
                                                          ========   ========

     Basic weighted average shares ....................      9,243      9,081
     Effect of dilutive securities:
         Convertible preferred stock ..................      5,882      3,529
         Warrants .....................................        119        140
         Stock options ................................          5          3
                                                          --------   --------
     Diluted weighted average shares ..................     15,249     12,753
                                                          ========   ========

     Net Income (Loss) per Share:
         Basic ........................................   $  (1.53)  $   0.64
         Diluted ......................................      (1.53)      0.48

The effect of the dilutive securities for the quarter ended March 31, 2002 was antidilutive.

Note 4. Long-term Debt

        In April 2002, the borrowing base under the revolving credit facility was reviewed by the banks and tentatively increased from $50 million to $60 million, subject to final approval from all of the participating banks. The Company expects the new borrowing base to become effective in May 2002 and will be allocated $40 million for general corporate purposes and $20 million exclusively for acquisition of oil and gas properties.

                              THE WISER OIL COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Comparison of Quarters Ended March 31, 2002 and March 31, 2001

     Revenues for the first quarter of 2002 decreased $9.5 million or 39% from the first quarter of 2001, due to significantly lower oil and gas prices received in the first quarter of 2002. Increased production partially offset the decline in prices. Oil revenues for the first quarter of 2002 were $1.9 million lower than the first quarter of 2001, as the average price received for oil sales in the first quarter of 2002 was $18.82 per barrel, down $7.71 per barrel or 29% from the first quarter of 2001. Net oil production for the first quarter of 2002 was 456,000 barrels, up 62,000 barrels or 16% from 394,000 barrels in the first quarter of 2001. Oil production from the Hayter field in Canada was 87,000 barrels higher than in the first quarter of 2001 while oil production at the Maljamar field was 20,000 barrels lower than in the first quarter of 2001. Gas revenues for the first quarter of 2002 were $7.0 million lower than in the first quarter of 2001 due to lower realized prices. The average price received for gas sales during the first quarter of 2002 was $2.03 per mcf, a decrease of $3.80 per mcf or 65% from the first quarter of 2001. Gas production for the first quarter of 2002 was 2,724 MMCF, up 582 MMCF or 27% from the first quarter of 2001. The increase in gas production was attributable primarily to Invasion Energy Inc. ("Invasion"), which was acquired in May 2001 and produced 753 MMCF in the first quarter of 2002. Oil and gas sales were increased by $0.4 million in the first quarter of 2002 and decreased by $1.6 million in the first quarter of 2001 from the Company's hedging activities.

     Production and operating expense for the first quarter of 2002 increased $0.2 million, or 3% from the first quarter of 2001. Production and operating expense at Invasion, acquired in May 2001, was $1.0 million for the first quarter of 2002. Lower oil and gas prices led to decreased production taxes in the first quarter of 2002 which were $0.7 million lower than the first quarter of 2001. On a BOE basis, production and operating expense during the first quarter of 2002 decreased to $7.62 per BOE or 13% from $8.78 per BOE during the first quarter of 2001. Depreciation, depletion and amortization ("DD&A") for the first quarter of 2002 increased $1.7 million or 41% from the first quarter of 2001 due primarily to higher production. Exploration expense for the first quarter of 2002 was $2.1 million, down $0.2 million from the first quarter of 2001. General and administrative expense in the first quarter of 2002 was $2.4 million, up $0.4 million from the first quarter of 2001 due primarily to increased payroll costs and legal expense associated with the Company's legal proceedings against Enron North America ("Enron"). Interest expense in the first quarter of 2002 was $3.5 million, up $0.4 from the first quarter of 2001. The Company had a net operating loss carryforward for Federal income tax purposes of $20.0 million at December 31, 2001. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At March 31, 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no U.S. Federal income tax expense or benefit was recognized in the first quarter of 2002. The Company recognized $1.0 million of deferred Canadian income tax benefit in the first quarter of 2002 associated with Invasion operations.

     The Company realized a net loss available to common stock of $14.1 million and a basic loss per share of $1.53 in the first quarter of 2002 compared to net income of $5.8 million and basic earnings per share of $0.64 during the first quarter of 2001.

     Operating cash flows during the first quarter of 2002 were $12.1 million, up $5.4 million from the first quarter of 2001. Changes in working capital increased cash flows from operations by $20.2 million, primarily due to a $9.1 million increase in accounts payable for Invasion and a $7.2 million increase in fair value of derivative liability. The Company received $2.2 million in sales proceeds in the first quarter of 2002 associated with the sale of two small non-strategic properties in Canada. Capital expenditures during the first quarter of 2002 were $21.3 million, up $18.0 million from $3.3 million in the first quarter of 2001 due primarily to capital spending at Invasion and in the Gulf of Mexico. The Company's capital and exploration budget for 2002 is approximately $30 to $35 million compared to $76.1 million in 2001. The Company borrowed $4.0 million under its revolving credit facility to fund a portion of its first quarter 2002 capital expenditures. On a cash basis, the Company paid $0.85 million in interest expense in the first quarter of 2002 and no income taxes were paid in the first quarter of 2002. The Company's cash balance at March 31, 2002 was $10.7 million, including $1.2 million of restricted cash deposited in a margin account as collateral for hedge exposure at March 31, 2002.

     The Company is continuing to pursue collection of its $6.1 million claim against Enron through the bankruptcy proceedings and anticipates that a portion of the amount owed to Wiser will be recovered within the next year. The Enron hedge position was 100% written-off in 2001.

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

        (b) Reports on Form 8-K
            -------------------

            The Company filed a report on Form 8-K on April 11, 2002 disclosing under Item 4 thereof that on April 3, 2002 it dismissed its independent public accountant, Arthur Andersen LLP, and retained Ernst & Young LLP as its independent auditors with respect to the audit of the Company's consolidated financial statements for its fiscal year ended December 31, 2002.

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

                                          THE WISER OIL COMPANY
                                     -------------------------------------------
                                               (Registrant)



Date:  May 14, 2002                       /s/ George K. Hickox, Jr.
                                     -------------------------------------------
                                          George K. Hickox, Jr.
                                          Chairman, Chief Executive Officer
                                          and Director (Principal Executive
                                          Officer)



Date:  May 14, 2002                       /s/ Richard S. Davis
                                     -------------------------------------------
                                          Richard S. Davis
                                          Vice President of Finance
                                          (Principal Financial and
                                          Accounting Officer)

                              THE WISER OIL COMPANY

                                Index to Exhibits

Exhibit
Number            Exhibit
------            -------

None

+ Filed herewith.