Form 10-Q
period 2002-06-30
WISER OIL CO
filed 2002-08-13
CIK 107874

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2002

Commission file number 0-5426

THE WISER OIL COMPANY
A DELAWARE CORPORATION

I.R.S. Employer Identification No. 55-0522128

8115 Preston Road, Suite 400
Dallas, Texas 75225
Telephone (214) 265-0080

Former name, former address and former fiscal year, if changed since last report.    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at June 30, 2002
$.01 par value	9,401,855

THE WISER OIL COMPANY

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

THE WISER OIL COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
	(000’s) except share data
Assets
Current Assets:
Cash and cash equivalents	$2,050	$12,659
Restricted cash	495	—
Accounts receivable	15,132	14,281
Inventories	570	555
Fair value of derivatives	—	1,346
Prepaid expenses	3,288	3,143

Total current assets	21,535	31,984

Property and Equipment, at cost:
Oil and gas properties (successful efforts method)	377,785	343,623
Other properties	3,921	4,023

	381,706	347,646
Accumulated depreciation, depletion and amortization	(139,024)	(123,982)

Net property and equipment	242,682	223,664
Other Assets	2,823	3,142

	$267,040	$258,790

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,226	$11,685
Fair value of derivatives	5,737	946
Dividends payable	436	221
Accrued liabilities	7,053	6,655

Total current liabilities	35,452	19,507

Long-term Debt	151,960	143,463
Deferred Income Taxes	9,790	11,110
Stockholders’ Equity:
Series C convertible preferred stock—$10 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at $25 liquidation value per share	10,000	10,000
Common stock—$.01 par value; 30,000,000 shares authorized; shares issued – 9,625,959 at June 30, 2002 and 9,466,920 at December 31, 2001; shares outstanding – 9,401,855 at June 30, 2002 and 9,283,295 at December 31, 2001	95	94
Preferred stock discount, net of $4,782,000 and $2,410,000 amortization at June 30, 2002 and December 31, 2001, respectively	(5,224)	(7,596)
Paid-in capital	56,101	55,887
Retained earnings	17,108	37,899
Accumulated other comprehensive income	(5,279)	(8,611)
Treasury stock; 224,104 shares, at cost	(2,963)	(2,963)

Total stockholders’ equity	69,838	84,710

	$267,040	$258,790

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(000’s except per share data)
Revenues:
Oil and gas sales	$19,364	$20,407	$33,721	$44,236
Gain (loss) on sale of property	(26)	8,296	494	8,296
Gain on derivatives	289	—	—	—
Interest and other income	(21)	779	139	1,449

	19,606	29,482	34,354	53,981

Costs and Expenses:
Production and operating	6,394	7,472	13,468	14,361
Depreciation, depletion and amortization	7,004	4,605	12,924	8,796
Loss on derivatives	—	—	7,321	—
Exploration	5,870	1,657	7,960	3,904
General and administrative	2,534	2,006	4,969	3,924
Interest expense	3,527	3,322	7,038	6,480

	25,329	19,062	53,680	37,465

Earnings (Loss) Before Income Taxes	(5,723)	10,420	(19,326)	16,516
Income Tax Benefit (Expense)	729	(189)	1,774	(189)

Net Income (Loss)	$(4,994)	$10,231	$(17,552)	$16,327

Earnings (Loss) Per Share:
Basic	$(0.72)	$1.05	$(2.24)	$1.69

Diluted	$(0.72)	$0.75	$(2.24)	$1.23

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2002

	Shares	Amount
	(000’s)
Series C convertible preferred stock, $10 par value
Balance at beginning and end of period	1,000	$10,000

Common stock, $0.01 par value:
Balance at beginning of period	9,467	94
Issuance of common stock	159	1

Balance at end of period	9,626	95

Preferred stock discount:
Balance at beginning of period		(7,596)
Amortization of preferred stock discount		2,372

Balance at end of period		(5,224)

Paid-in capital:
Balance at beginning of period		55,887
Issuance of common stock		214

Balance at end of period		56,101

Retained earnings:
Balance at beginning of period		37,899
Net loss		(17,552)
Dividends on preferred stock		(867)
Amortization of preferred stock discount		(2,372)

Balance at end of period		17,108

Accumulated other comprehensive income:
Balance at beginning of period		(8,611)
Foreign currency translation adjustment		4,062
Amortization of derivative fair value		(730)

Balance at end of period		(5,279)

Treasury stock:
Balance at beginning and end of period	(224)	(2,963)

Total Stockholders’ Equity	9,402	$69,838

Net loss		$(17,552)
Foreign currency translation adjustment		4,062
Amortization of derivative fair value		(730)

Comprehensive Loss		$(14,220)

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
	(000’s)
Cash Flows From Operating Activities:
Net Income (Loss)	(17,552)	$16,327
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation, depletion and amortization	12,924	8,796
Deferred income tax benefit	(1,889)	(90)
Property sales gains	(494)	(8,296)
Property impairments and abandonments	2,702	1,660
Amortization of other assets	355	343
Amortization of other comprehensive income	(730)	—
Other Changes:
Restricted cash	(495)	992
Accounts receivable	(851)	1,308
Fair value of derivatives (receivable)	1,346	(319)
Inventories	(15)	(172)
Prepaid expenses	(145)	(781)
Other assets	(18)	(399)
Accounts payable	10,541	(3,227)
Fair value of derivatives (payable)	4,791	—
Accrued liabilities	398	912

Operating Cash Flows	10,868	17,054

Cash Flows From Investing Activities:
Capital expenditures	(30,883)	(56,949)
Proceeds from sales of property and equipment	2,259	—

Investing Cash Flows	(28,624)	(56,949)

Cash Flows From Financing Activities:
Increase in long-term debt	7,500	19,180
Preferred stock issued, net of issuance costs	—	10,000
Preferred dividends	(437)	—
Common stock issued	—	25
Warrants for common stock issued	—	6

Financing Cash Flows	7,063	29,211

Effect of exchange rate changes on cash and cash equivalents	84	(731)

Net Decrease in Cash and Cash Equivalents	(10,609)	(11,415)
Cash and Cash Equivalents, beginning of period	12,659	34,144

Cash and Cash Equivalents, end of period	$2,050	$22,729

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.    Hedging Activities

As of August 13, 2002 the Company’s hedging arrangements were as follows:

Crude Oil:	Daily Volume	Price per Bbl
July 1, 2002 to December 31, 2002	1,000 Bbls	$21.95 swap
July 1, 2002 to September 30, 2002	1,000 Bbls	$23.00 swap
July 1, 2002 to September 30, 2002 (a)	1,000 Bbls	$22.00 swap
October 1, 2002 to March 31, 2003	1,000 Bbls	$25.12 swap
July 1, 2002 to December 31, 2002 (b)	400 Bbls	$8.30 differential swap
January 1, 2003 to March 31, 2003	2,000 Bbls	$29.00 call

Natural Gas:	Daily Volume	Price per MMBTU
July 1, 2002 to December 31, 2002	5,000 MMBTU	$3.00 swap
July 1, 2002 to December 31, 2002	7,500 MMBTU	$2.94 swap
July 1, 2002 to September 30, 2002 (a)	10,000 MMBTU	$3.135 swap
July 1, 2002 to September 30, 2002 (a)	10,000 MMBTU	$2.80 swap
October 1, 2002 to December 31, 2002 (c)	5,000 MMBTU	$3.15 floor, $4.00 ceiling
January 1, 2003 to December 31, 2003 (c)	10,000 MMBTU	$3.25 floor, $4.25 ceiling
(a)	This swap is extendable for three additional months at the same daily volume and price per mcf or bbl at the option of the counterparty.
(b)	Floating price—Wiser receives NYMEX less $8.30 per barrel; Wiser pays Bow River—Platts (heavy oil) price per barrel.
(c)
These are “collar” hedges whereby the Company contracts to receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the Company will receive the floor price or ceiling price, as applicable.

The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. If all of the extendable options are exercised by the counterparties, the Company will have hedged approximately 50% of its projected oil production and approximately 90% of its projected gas production for 2002.

None of the Company’s hedging activities at June 30, 2002 were designated as hedges under the terms of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity. Changes in the fair value of these arrangements are recognized in the consolidated statement of income as derivative gain or loss. Monthly cash settlements of these hedges are not included in the consolidated statement of income. The derivative gain for the net change in fair value during the second quarter of 2002 was $289,000 and the derivative loss for the first six months of 2002 was $7,321,000. In addition, accumulated other comprehensive income at December 31, 2001 included $802,000 of deferred hedging gain that is being amortized to oil and gas revenues in 2002. In the second quarter of 2002 and for the first six months of 2002, the Company amortized $310,000 and $730,000, respectively, of deferred hedging gain into oil and gas revenues.

Based on June 30, 2002 NYMEX futures prices, the fair value of the Company’s hedging arrangements at June 30, 2002 was a loss of $5.7 million. A 10% increase in both the oil price and the gas price would increase this loss by $3.8 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $4.0 million.

THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 2.    Net Income per Common Share

Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(4,994)	$10,231	$(17,552)	$16,327
Less preferred dividends	(436)	(319)	(867)	(578)
Less amortization of preferred stock discount	(1,224)	(323)	(2,372)	(323)

Net income (loss) available to common stock	(6,654)	9,589	(20,791)	15,426
Plus: Income impact of assumed conversions:
Dividends and amortization on preferred stock	1,660	642	3,239	901

Net income (loss) available to common stock plus assumed conversions	$(4,994)	$10,231	$(17,552)	$16,327

Basic weighted average shares	9,285	9,161	9,264	9,121
Effect of dilutive securities:
Convertible preferred stock	5,882	4,305	5,882	3,929
Warrants	107	231	113	186
Stock options	1	4	2	4

Diluted weighted average shares	15,275	13,701	15,261	13,240

Net Income (Loss) per Share:
Basic	$(0.72)	$1.05	$(2.24)	$1.69
Diluted	(0.72)	0.75	(2.24)	1.23

The effect of the dilutive securities for the quarter and six months ended June 30, 2002 was antidilutive.

Note 3.    Long-term Debt

In April 2002, the borrowing base under the revolving credit facility was reviewed by the banks and increased from $50 million to $60 million. The borrowing base is allocated $40 million for general corporate purposes and $20 million exclusively for acquisition of oil and gas properties. Available credit under the revolving credit facility at June 30, 2002 was $12.5 million.

THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 4.    Summary of Guaranties of 9 ½% Senior Subordinated Notes

In May 1998, the Company issued $125 million aggregate principal amount of its 9 ½% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by wholly owned subsidiaries of the Company (the “Subsidiary Guarantors”). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the “Initial Subsidiary Guarantors”). Except for two wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company’s direct and indirect subsidiaries.

THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Income Statements for the Quarter Ended June 30, 2002

Revenues:
Oil and gas sales	$11,755	$7,609	$—	$19,364
Other	274	(32)	—	242

Total revenues	12,029	7,577	—	19,606

Costs and Expenses:
Production and operating	4,463	1,931	—	6,394
Depletion, depreciation and amortization	3,086	3,918	—	7,004
Exploration	3,302	2,568	—	5,870
General and administrative	1,692	842	—	2,534
Interest expense	3,304	223	—	3,527

Total Expenses	15,847	9,482	—	25,329

Loss Before Income Taxes	(3,818)	(1,905)	—	(5,723)
Income tax benefit	—	729	—	729

Net Loss	$(3,818)	$(1,176)	$—	$(4,994)

Condensed Income Statements for the Quarter Ended June 30, 2001
Revenues:
Oil and gas sales	$12,037	$8,370	$—	$20,407
Other	742	8,333	—	9,075

Total revenues	12,779	16,703	—	29,482

Costs and Expenses:
Production and operating	6,050	1,422	—	7,472
Depletion, depreciation and amortization	2,116	2,489	—	4,605
Exploration	1,271	386	—	1,657
General and administrative	1,473	533	—	2,006
Interest expense	3,209	113	—	3,322

Total Expenses	14,119	4,943	—	19,062

Income (Loss) Before Income Taxes	(1,340)	11,760	—	10,420
Income tax expense	—	(189)	—	(189)

Net Income (Loss)	$(1,340)	$11,571	$—	$10,231

THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Income Statements for the Six Months Ended June 30, 2002

Revenues:
Oil and gas sales	$18,005	$15,716	$—	$33,721
Other	133	500	—	633

Total revenues	18,138	16,216	—	34,354

Costs and Expenses:
Production and operating	8,970	4,498	—	13,468
Depreciation, depletion and amortization	5,594	7,330	—	12,924
Loss on derivatives	6,138	1,183	—	7,321
Exploration	4,362	3,598	—	7,960
General and administrative	3,354	1,615	—	4,969
Interest expense	6,564	474	—	7,038

Total Expenses	34,982	18,698	—	53,680

Loss Before Income Taxes	(16,844)	(2,482)	—	(19,326)
Income tax benefit	—	1,774	—	1,774

Net Loss	$(16,844)	$(708)	$—	$(17,552)

Condensed Income Statements for the Six Months Ended June 30, 2001

Revenues:
Oil and gas sales	$28,424	$15,812	$—	$44,236
Other	1,357	8,388	—	9,745

Total revenues	29,781	24,200	—	53,981

Costs and Expenses:
Production and operating	11,913	2,448	—	14,361
Depreciation, depletion and amortization	4,633	4,163	—	8,796
Exploration	2,936	968	—	3,904
General and administrative	2,895	1,029	—	3,924
Interest expense	6,367	113	—	6,480

Total Expenses	28,744	8,721	—	37,465

Income Before Income Taxes	1,037	15,479	—	16,516
Income tax expense	—	(189)	—	(189)

Net Income	$1,037	$15,290	$—	$16,327

THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)
	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Statements of Cash Flows for The Six Months Ended June 30, 2002

Cash Flows From Operating Activities:
Net loss	$(16,844)	$(708)	$—	$(17,552)
Add back reconciling items	5,771	7,097	—	12,868
Other changes	8,252	7,300	—	15,552

Operating Cash Flows	(2,821)	13,689	—	10,868

Cash Flows From Investing Activities:
Capital expenditures	(11,592)	(19,291)	—	(30,883)
Proceeds from sales of property and equipment	—	2,259	—	2,259

Investing Cash Flows	(11,592)	(17,032)	—	(28,624)

Cash Flows From Financing Activities:
Intercompany transfers	(1,663)	1,663	—	—
Long term debt	7,500	—	—	7,500
Preferred dividends	(437)	—	—	(437)

Financing Cash Flows	5,400	1,663	—	7,063

Effect of exchange rate changes on cash and cash equivalents	—	84	—	84

Net Decrease in Cash and Cash Equivalents	(9,013)	(1,596)	—	(10,609)
Cash and Cash Equivalents, beginning of period	10,377	2,282	—	12,659

Cash and Cash Equivalents, end of period	$1,364	$686	$—	$2,050

Condensed Statements of Cash Flows for The Six Months Ended June 30, 2001

Cash Flows From Operating Activities:
Net income	$1,037	$15,290	$—	$16,327
Add back reconciling items	8,190	(6,508)	—	1,682
Other changes	(798)	(157)	—	(955)

Operating Cash Flows	8,429	8,625	—	17,054

Cash Flows From Investing Activities:
Capital expenditures	(8,790)	(48,159)	—	(56,949)
Proceeds from sales of property and equipment	—	—	—	—

Investing Cash Flows	(8,790)	(48,159)	—	(56,949)

Cash Flows From Financing Activities:
Intercompany transfers	(20,500)	20,500	—	—
Long term debt	(500)	19,680	—	19,180
Preferred stock issued	10,000	—	—	10,000
Common stock issued	25	—	—	25
Warrants issued	6	—	—	6

Financing Cash Flows	(10,969)	40,180	—	29,211

Effect of exchange rate changes on cash and cash equivalents	—	(731)	—	(731)

Net Decrease in Cash and Cash Equivalents	(11,330)	(85)	—	(11,415)
Cash and Cash Equivalents, beginning of period	29,518	4,626	—	34,144

Cash and Cash Equivalents, end of period	$18,188	$4,541	$—	$22,729

THE WISER OIL COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
Condensed Balance Sheets as of June 30, 2002

Assets:
Current assets	$8,798	$12,737	$—	$21,535
Net property and equipment	126,166	116,516	—	242,682
Other assets	89,501	—	(86,678)	2,823

Total Assets	$224,465	$129,253	$(86,678)	$267,040

Liabilities and Stockholders’ Equity:
Current liabilities	$17,358	$18,094	$—	$35,452
Long-term debt	132,211	19,749	—	151,960
Deferred income taxes	—	9,790	—	9,790
Stockholders’ equity	74,896	81,620	(86,678)	69,838

Total Liabilities and Stockholders’ Equity	$224,465	$129,253	$(86,678)	$267,040

Condensed Balance Sheets as of December 31, 2001

Assets:
Current assets	$18,786	$13,198	$—	$31,984
Net property and equipment	120,789	102,875	—	223,664
Other assets	79,536	—	(76,394)	3,142

Total Assets	$219,111	$116,073	$(76,394)	$258,790

Liabilities and Stockholders’ Equity:
Current liabilities	$9,729	$9,778	$—	$19,507
Long-term debt	124,674	18,789	—	143,463
Deferred income taxes	—	11,110	—	11,110
Stockholders’ equity	84,708	76,396	(76,394)	84,710

Total Liabilities and Stockholders’ Equity	$219,111	$116,073	$(76,394)	$258,790

See other notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

THE WISER OIL COMPANY

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Quarters Ended June 30, 2002 and June 30, 2001

Revenues for the second quarter of 2002 decreased $10.2 million or 34% from the second quarter of 2001, due primarily to an $8.3 million gain on sale of property in the second quarter of 2001. Oil sales for the second quarter of 2002 were $1.0 million higher than the second quarter of 2001 due to higher oil production which was offset by lower oil prices. The average price received for oil sales in the second quarter of 2002 was $23.77 per barrel, down $1.87 per barrel or 7% from the second quarter of 2001. Net oil production for the second quarter of 2002 was 450,000 barrels, up 70,000 barrels or 19% from 380,000 barrels in the second quarter of 2001. The increase in oil production is attributable primarily to the Hayter field in Canada, which was 77,000 barrels higher than in the second quarter of 2001 while oil production at the Maljamar field was 24,000 barrels lower than in the second quarter of 2001. Gas sales for the second quarter of 2002 were $1.5 million lower than the second quarter of 2001 due to lower realized prices which were partially offset by higher gas production. The average price received for gas sales in the second quarter of 2002 was $2.77 per Mcf, a decrease of $1.44 per Mcf or 34% from the second quarter of 2001. Net gas production for the second quarter of 2002 was 3,006 MMCF, up 679 MMCF or 29% from the second quarter of 2001. The increase in gas production was attributable primarily to Invasion Energy Inc. (“Invasion”), which was acquired in May 2001 and produced 911 MMCF in the second quarter of 2002 compared to 353 MMCF in the second quarter of 2001. In addition, the second quarter of 2002 includes 245 MMCF new production from the Gulf of Mexico. During the second quarter of 2002, oil and gas sales were increased by $0.3 million from the amortization of other comprehensive income associated with the Company’s hedging activities. During the second quarter of 2001, oil and gas sales were increased by $0.03 million and other income was increased by $0.3 million from the Company’s hedging activities.

Production and operating expense for the second quarter of 2002 decreased $1.1 million or 14% from the second quarter of 2001 and, on a BOE basis, production and operating expense in the second quarter of 2002 decreased to $6.59 per BOE or 29% from $9.24 per BOE during the second quarter of 2001. The decrease in production and operating expense was attributable primarily to the Wellman field which was $0.9 million lower in the second quarter of 2002 than the second quarter of 2001 due primarily to reduced CO2 purchases. Depreciation, depletion and amortization for the second quarter of 2002, increased $2.4 million or 52% from the second quarter of 2001 due primarily to the Invasion acquisition and new production from the Gulf of Mexico.

Exploration expense for the second quarter of 2002 was $5.9 million, up $4.2 million from the second quarter of 2001 due to increased exploration activities in the second quarter of 2002. Second quarter 2002 exploration expense includes $2.3 million dry hole expense at Ship Shoal Block 164. General and administrative expense in the second quarter of 2002 was $2.5 million, up $0.5 million from the second quarter of 2001 due primarily to increased payroll costs and legal expense associated with the Company’s legal proceedings against Enron North America (“Enron”). Interest expense during the second quarter of 2002 was $3.5 million, up $0.2 million or 6% from the second quarter of 2001 due to borrowings under the Credit Agreement for the Invasion acquisition.

The Company had a net operating loss carryforward for Federal income tax purposes of $20.0 million at December 31, 2001. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At June 30, 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no U.S. Federal income tax expense was recognized in the second quarter of 2002. The Company recognized $0.7 million of Canadian income tax benefit in the first quarter of 2002 and $0.2 million of Canadian income tax expense in the second quarter of 2001 associated with Invasion operations.

The Company realized a net loss available to common stock of $6.7 million and basic loss per share of $0.72 in the second quarter of 2002 compared to a net income of $9.6 million and basic earnings per share of $1.05 during the second quarter of 2001. The second quarter 2002 net loss was significantly lower than the first quarter 2002 net loss due primarily to higher oil and gas prices, reduced loss on derivatives and offset by higher exploration expense. The Company’s net income in the future will continue to be significantly affected by changes in oil and gas prices and the results of exploration activities.

THE WISER OIL COMPANY

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Six Months Ended June 30, 2002 and June 30, 2001

Revenues for the first half of 2002 decreased $19.6 million or 36% from the first half of 2001, due to significantly lower oil and gas prices received in the first half of 2002 and an $8.3 million gain on sale of property in the second quarter of 2001. Increased production partially offset the decline in prices. Oil sales for the first half of 2002 were $0.9 million lower than the first half of 2001, as the average price received for oil sales in the first half of 2002 was $21.26 per barrel, down $4.83 per barrel or 19% from the first half of 2001. Net oil production for the first half of 2002 was 907,000 barrels, up 134,000 barrels or 17% from 773,000 barrels in the first half of 2001. The increase in oil production is attributable primarily to production from the Hayter field in Canada which was 164,000 barrels higher than in the first half of 2001 while oil production at the Maljamar field was 44,000 barrels lower than in the first half of 2001. Gas sales for the first half of 2002 were $8.4 million lower than in the first half of 2001 due to lower realized prices which were partially offset by higher gas production. The average price received for gas sales during the first half of 2002 was $2.42 per mcf, a decrease of $2.57 per mcf or 52% from the first half of 2001. Gas production for the first half of 2002 was 5,730 MMCF, up 1,261 MMCF or 28% from the first half of 2001. The increase in gas production was attributable primarily to Invasion Energy Inc. (“Invasion”), which was acquired in May 2001 and produced 1,663 MMCF in the first half of 2002 compared to 353 MMCF in the first half of 2001. In addition, the second quarter of 2002 includes 245 MMCF new production from the Gulf of Mexico. Oil and gas sales were increased by $0.7 million in the first half of 2002 from the amortization of other comprehensive income associated with the Company’s hedging activities. During the first half of 2001, oil and gas sales were reduced by $1.5 million and other income was increased by $0.3 million from the Company’s hedging activities.

Production and operating expense for the first half of 2002 decreased $0.9 million or 6% from the first half of 2001 and, on a BOE basis, decreased to $7.09 per BOE or 21% from $9.01 per BOE. The decrease in production and operating expense was attributable primarily to the Wellman field which was $1.7 million lower in the first half of 2002 than the first half of 2001 due primarily to reduced CO2 purchases. In addition, lower oil and gas prices led to decreased production taxes in the first half of 2002 which were $0.9 million lower than the first half of 2001. Offsetting these reductions in production and operating expense was increased production and operating expense at Invasion, acquired in May 2001, which was $1.7 million higher in the first half of 2002 than the first half of 2001. Depreciation, depletion and amortization for the first half of 2002 increased $4.1 million or 47% from the first half of 2001 due primarily to the Invasion acquisition and new production from the Gulf of Mexico. Exploration expense for the first half of 2002 was $8.0 million, up $4.1 million from the first half of 2001, and includes $2.3 million dry hole expense at Ship Shoal Block 164. General and administrative expense in the first half of 2002 was $4.9 million, up $1.0 million from the first half of 2001 due primarily to increased payroll costs and legal expense associated with the Company’s legal proceedings against Enron. Interest expense in the first half of 2002 was $7.0 million, up $0.5 from the first half of 2001.

The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $20.0 million at December 31, 2001. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At June 30, 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no U.S. Federal income tax expense or benefit was recognized in the first half of 2002. The Company recognized $1.8 million of Canadian income tax benefit in the first half of 2002 and $0.2 million of Canadian income tax expense in the first half of 2001 associated with Invasion operations.

The Company realized a net loss available to common stock of $20.8 million and basic loss per share of $2.24 in the first half of 2002 compared to a net income of $15.4 million and basic earnings per share of $1.69 during the first half of 2001. The Company’s net income in the future will continue to be significantly affected by changes in oil and gas prices and the results of exploration activities.

Liquidity and Capital Resources

Operating cash flows during the first half of 2002 were $10.1 million, down $7.0 million from the first half of 2001. Changes in working capital increased cash flows from operations by $15.6 million, primarily due to a $10.5 million increase in accounts payable associated with capital expenditures and a $4.8 million increase in fair value of derivative liability. The Company received $2.3 million in sales proceeds in the first half of 2002 associated with the sale of two small non-strategic properties in Canada. Capital expenditures during the first half of 2002 were $33.6 million, consisting primarily of capital spending at Invasion and in the Gulf of Mexico. Capital expenditures in the first half of 2001 were $56.9 million including $37.5 million for the Invasion acquisition. The Company’s capital and exploration budget for 2002 is approximately $40.0 to $50.0 million compared to $76.1 million in 2001. The Company borrowed $7.5 million under its revolving credit facility to fund a portion of its first half 2002 capital expenditures. On a cash basis, the Company paid $6.5 million in interest expense in the first half of 2002 and no income taxes were paid in the first half of 2002. The Company’s cash balance at June 30, 2002 was $2.5 million.

THE WISER OIL COMPANY

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

See Note 1 “Hedging Activities”.

THE WISER OIL COMPANY

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of stockholders of The Wiser Oil Company was held in Dallas, Texas, at 3:00 p.m., local time, on May 20, 2002.

(b)  Proxies were solicited by the Board of Directors of The Wiser Oil Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all of such nominees were duly elected.

(c)  Out of a total of 15,125,168 votes, representing one vote per share in respect to the 9,242,816 shares of Common Stock issued and outstanding and 5,882,352 votes with respect to the 1,000,000 shares of Convertible Preferred Stock issued and outstanding as of the March 29, 2002 record date, 14,477,998 votes were present in person or by proxy, representing approximately 96 percent of the total number of votes. The stockholders at the annual meeting voted one matter, as fully described in the proxy statement. The results of voting were as follows:

1.	To elect Richard R. Schreiber, Lorne H. Larson and George K. Hickox, Jr. to serve three-year terms on the Board of Directors of The Wiser Oil Company.

Nominee For Re-election As Director	Number of Shares Voting FOR Election as Director	Number of Shares WITHHOLDING AUTHORITY to Vote for Election as Director
Richard R. Schreiber	14,417,035	60,953
Lorne H. Larson	14,419,385	58,603
George K. Hickox, Jr.	14,361,225	116,763

The following individuals continued their respective terms of service as Directors of The Wiser Oil Company following the meeting:

A. W. Schenck, III
C. Frayer Kimball, III
Eric D. Long
Scott W. Smith

THE WISER OIL COMPANY

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b)   Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WISER OIL COMPANY (Registrant)

Date:     August 13, 2002

/s/ GEORGE K. HICKOX, JR.
George K. Hickox, Jr. Chairman of the Board and Chief Executive Officer

Date:     August 13, 2002

/s/ RICHARD S. DAVIS
Richard S. Davis Vice President of Finance

THE WISER OIL COMPANY

Index to Exhibits

Exhibit Number	Exhibit

None

†	Filed herewith.