Form 10-Q
period 2002-09-30
WISER OIL CO
filed 2002-11-14
CIK 107874

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter ended September 30, 2002

Commission file number 0-5426

THE WISER OIL COMPANY
A DELAWARE CORPORATION

I.R.S. Employer Identification No. 55-0522128

8115 Preston Road, Suite 400
Dallas, Texas 75225
Telephone (214) 265-0080

Former name, former address and former fiscal year, if changed since last report.  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at September 30, 2002
$.01 par value	9,401,855

The Wiser Oil Company
THE WISER OIL COMPANY

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

The Wiser Oil Company

THE WISER OIL COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
	(000’s except share data)
Assets
Current Assets
Cash and cash equivalents	$2,705	$12,659
Restricted cash	322	—
Accounts receivable	11,007	14,281
Inventories	392	555
Fair value of derivatives	—	1,346
Prepaid expenses	2,421	3,143

Total current assets	16,847	31,984

Property and Equipment, at cost:
Oil and gas properties (successful efforts method)	370,303	343,623
Other properties	3,956	4,023

	374,259	347,646
Accumulated depreciation, depletion and amortization	(155,288)	(123,982)

Net property and equipment	218,971	223,664
Other Assets	2,663	3,142

	$238,481	$258,790

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,531	$11,685
Fair value of derivatives	7,000	946
Dividends payable	441	221
Accrued liabilities	9,272	6,655

Total current liabilities	28,244	19,507

Long-term Debt	152,968	143,463
Deferred Income Taxes	7,563	11,110
Stockholders’ Equity
Series C convertible preferred stock – $10 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at $25 liquidation value per share	10,000	10,000
Common stock – $.01 par value; 30,000,000 shares authorized; shares issued – 9,625,959 at September 30, 2002 and 9,466,920 at December 31, 2001; shares outstanding – 9,401,855 at September 30, 2002 and 9,242,816 at December 31, 2001	96	94
Preferred stock discount, net of $6,086,000 and $2,410,000 amortization at September 30, 2002 and December 31, 2001, respectively	(3,920)	(7,596)
Paid-in capital	56,536	55,887
Retained earnings	(1,200)	37,899
Accumulated other comprehensive income	(8,843)	(8,611)
Treasury stock; 224,104 shares, at cost	(2,963)	(2,963)

Total stockholders’ equity	49,706	84,710

	$238,481	$258,790

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

The Wiser Oil Company

THE WISER OIL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(000’s except per share data)
Revenues:
Oil and gas sales	$20,928	$19,179	$54,649	$63,415
Gain on sale of property	253	111	747	8,407
Interest and other income	150	2,347	289	3,796

	21,331	21,637	55,685	75,618

Costs and Expenses:
Production and operating	8,110	7,023	21,578	21,383
Depreciation, depletion and amortization	9,078	4,987	22,002	13,783
Property impairments	9,500	—	9,500	—
Loss on derivatives	3,943	—	11,264	—
Exploration	3,721	1,621	11,681	5,525
General and administrative	1,799	1,885	6,768	5,810
Interest expense	3,625	3,486	10,663	9,966

	39,776	19,002	93,456	56,467

Earnings (Loss) Before Income Taxes	(18,445)	2,635	(37,771)	19,151
Income Tax Benefit (Expense)	1,883	(256)	3,657	(445)

Net Income (Loss)	$(16,562)	$2,379	$(34,114)	$18,706

Earnings (Loss) Per Share:
Basic	$(1.95)	$0.10	$(4.20)	$1.79

Diluted	$(1.95)	$0.10	$(4.20)	$1.34

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

The Wiser Oil Company

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2002

	Shares	Amount
	(000’s)
Series C convertible preferred stock, $10 par value
Balance at beginning and end of period	1,000	$10,000

Common stock, $0.01 par value:
Balance at beginning of period	9,467	94
Issuance of common stock	159	2

Balance at end of period	9,626	96

Preferred stock discount:
Balance at beginning of period		(7,596)
Amortization of preferred stock discount		3,676

Balance at end of period		(3,920)

Paid-in capital:
Balance at beginning of period		55,887
Issuance of common stock		649

Balance at end of period		56,536

Retained earnings:
Balance at beginning of period		37,899
Net loss		(34,114)
Dividends on preferred stock		(1,309)
Amortization of preferred stock discount		(3,676)

Balance at end of period		(1,200)

Accumulated other comprehensive income:
Balance at beginning of period		(8,611)
Foreign currency translation adjustment		558
Amortization of derivative fair value		(790)

Balance at end of period		(8,843)

Treasury stock:
Balance at beginning and end of period	(224)	(2,963)

Total Stockholders’ Equity	9,402	$49,706

Net loss		$(34,114)
Foreign currency translation adjustment		558
Amortization of derivative fair value		(790)

Comprehensive Loss		$(34,346)

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

The Wiser Oil Company

THE WISER OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2002	2001
	(000’s)
Cash Flows From Operating Activities:
Net Income (Loss)	$(34,114)	18,706
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation, depletion and amortization	22,002	13,783
Deferred income taxes	(3,657)	471
Property sale gains	(747)	(8,407)
Property impairments and abandonments	14,046	1,907
Amortization of other assets	533	507
Amortization of other comprehensive income	(790)	—
Other Changes:
Restricted cash	(322)	992
Accounts receivable	3,274	2,848
Fair value of derivatives (receivable)	1,346	(2,335)
Inventories	163	(168)
Prepaid expenses	722	(3,259)
Other assets	—	(442)
Accounts payable	(154)	(2,555)
Fair value of derivatives (payable)	6,054	—
Accrued liabilities	4,046	4,090

Operating Cash Flows	12,402	26,138

Cash Flows From Investing Activities:
Capital expenditures	(33,527)	(65,237)
Proceeds from sales of property and equipment	2,259	219

Investing Cash Flows	(31,268)	(65,018)

Cash Flows From Financing Activities:
Increase in long-term debt	9,326	19,036
Preferred stock issued, net of issuance costs	—	10,000
Preferred dividends	(436)	—
Common stock issued	—	25
Treasury stock purchased	—	(155)
Warrants for common stock issued	—	6

Financing Cash Flows	8,890	28,912

Effect of exchange rate changes on cash and cash equivalents	22	(298)

Net Decrease in Cash and Cash Equivalents	(9,954)	(10,266)
Cash and Cash Equivalents, beginning of period	12,659	34,144

Cash and Cash Equivalents, end of period	$2,705	$23,878

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of these financial statements.

The Wiser Oil Company

THE WISER OIL COMPANY

Notes to Financial Statements

Note 1.    Hedging Activities

As of November 14, 2002 the Company’s hedging arrangements were as follows:

Crude Oil:	Daily Volume	Price per Bbl
October 1, 2002 to December 31, 2002	1,000 Bbls	$21.95 swap
October 1, 2002 to December 31, 2002	1,000 Bbls	$22.00 swap
October 1, 2002 to March 31, 2003	1,000 Bbls	$25.12 swap
October 1, 2002 to December 31, 2002 (a)	400 Bbls	$8.30 differential swap
January 1, 2003 to March 31, 2003 (b)	1,000 Bbls	$27.00 floor, $29.00 ceiling
January 1, 2003 to March 31, 2003	1,000 Bbls	$27.00 swap
April 1, 2003 to June 30, 2003	1,000 Bbls	$28.00 call
April 1, 2003 to June 30, 2003	1,000 Bbls	$26.00 swap
April 1, 2003 to June 30, 2003	1,000 Bbls	$25.75 swap

Natural Gas:	Daily Volume	Price per MMBTU
October 1, 2002 to December 31, 2002	5,000 MMBTU	$3.00 swap
October 1, 2002 to December 31, 2002	7,500 MMBTU	$2.94 swap
October 1, 2002 to December 31, 2002	10,000 MMBTU	$3.135 swap
October 1, 2002 to December 31, 2002	10,000 MMBTU	$2.80 swap
October 1, 2002 to December 31, 2002 (b)	5,000 MMBTU	$3.15 floor, $4.00 ceiling
January 1, 2003 to December 31, 2003 (b)	10,000 MMBTU	$3.25 floor, $4.25 ceiling
January 1, 2003 to December 31, 2003	5,000 MMBTU	$4.01 swap
January 1, 2003 to March 31, 2003	5,000 MMBTU	$4.31 swap
April 1, 2003 to June 30, 2003	5,000 MMBTU	$4.00 swap

(a)	Floating price — Wiser receives NYMEX less $8.30 per barrel; Wiser pays Bow River — Platts (heavy oil) price per barrel.

(b)
These are “collar” hedges whereby the Company contracts to receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the Company will receive the floor price or ceiling price, as applicable.

The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company has hedged approximately 60% of its projected oil production and approximately 95% of its projected gas production for 2002.

None of the Company’s hedging activities at September 30, 2002 were designated as hedges under the terms of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity. Changes in the fair value of these arrangements are recognized in the consolidated statement of income as derivative gain or loss. Monthly cash settlements of these hedges are not included in the consolidated statement of income. The derivative loss for the net change in fair value during the third quarter of 2002 was $3,943,000 and the derivative loss for the first nine months of 2002 was $11,264,000. In addition, accumulated other comprehensive income at December 31, 2001 included $802,000 of deferred hedging gain that is being amortized to oil and gas revenues in 2002. In the third quarter of 2002 and for the first nine months of 2002, the Company amortized $60,000 and $790,000, respectively, of deferred hedging gain into oil and gas revenues.

Based on September 30, 2002 NYMEX futures prices, the fair value of the Company’s hedging arrangements at September 30, 2002 was a loss of $7.0 million. A 10% increase in both the oil price and the gas price would increase this loss by $5.0 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $4.7 million.

The Wiser Oil Company

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Note 2.    Net Income per Common Share

Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(16,562)	$2,379	$(34,114)	$18,706
Less preferred dividends	(441)	(441)	(1,309)	(1,019)
Less amortization of preferred stock discount	(1,305)	(1,010)	(3,676)	(1,333)

Net income (loss) available to common stock	(18,308)	928	(39,099)	16,354
Plus: Income impact of assumed conversions:
Dividends on preferred stock and amortization	1,746	1,451	4,985	2,352

Net income (loss) available to common plus assumed conversions	$(16,562)	$2,379	$(34,114)	$18,706

Basic weighted average shares	9,402	9,202	9,310	9,152
Effect of dilutive securities:
Convertible preferred stock	5,882	5,882	5,882	4,582
Warrants	—	262	49	213
Stock options	—	54	2	57

Diluted weighted average shares	15,284	15,400	15,243	14,004

Net Income (Loss) per Share:
Basic	$(1.95)	$0.10	$(4.20)	$1.79
Diluted	(1.95)	0.10	(4.20)	1.34

The effect of the convertible preferred stock for the quarters ended September 30, 2002, September 30, 2001,and the nine months ended September 30, 2002 was antidilutive.

Note 3.    Long-term Debt

In April 2002, the borrowing base under the revolving credit facility was reviewed by the banks and increased from $50 million to $60 million. The borrowing base is allocated $40 million for general corporate purposes and $20 million exclusively for acquisition of oil and gas properties. Available credit under the revolving credit facility at September 30, 2002 was $10.7 million.

Note 4.    Property Impairments

The Company recognized an impairment of $9.5 million in the third quarter of 2002 for the Wellman Unit in Terry County, Texas. The impairment resulted from a decision by the Company to discontinue the tertiary recovery of oil in this field and sell the CO2 to a third party. The Company has recently executed a CO2 sales contract with a third party and expects to begin selling CO2 in the first quarter of 2003. On the balance sheet, the impairment is recorded as an addition to accumulated depreciation, depletion and amortization.

The Wiser Oil Company

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Note 5.    Summary of Guaranties of 9 ½% Senior Subordinated Notes

In May 1998, the Company issued $125 million aggregate principal amount of its 9 ½% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by certain wholly owned subsidiaries of the Company (the “Subsidiary Guarantors”). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the “Initial Subsidiary Guarantors”). Except for two wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company’s direct and indirect subsidiaries.

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

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Income Statement for the Quarter Ended September 30, 2002
Revenues:
Oil and gas sales	$11,321	$9,607	$—	$20,928
Other	145	258	—	403

Total revenues	11,466	9,865	—	21,331

Costs and Expenses:
Production and operating	4,608	3,502	—	8,110
Depletion, depreciation and amortization	3,584	5,494	—	9,078
Impairments	9,500	—	—	9,500
Loss on derivatives	1,638	2,305	—	3,943
Exploration	1,231	2,490	—	3,721
General and administrative	1,642	157	—	1,799
Interest expense	3,289	336	—	3,625

Total Expenses	25,492	14,284	—	39,776

Loss Before Taxes	(14,026)	(4,419)	—	(18,445)
Income tax benefit	—	(1,883)	—	(1,883)

Net Loss	$(14,026)	$(2,536)	$—	$(16,562)

Condensed Income Statement for the Quarter Ended September 30, 2001
Revenues:
Oil and gas sales	$10,136	$9,043	$—	$19,179
Other	2,302	156	—	2,458

Total revenues	12,438	9,199	—	21,637

Costs and Expenses:
Production and operating	5,170	1,853	—	7,023
Depletion, depreciation and amortization	2,008	2,979	—	4,987
Exploration	1,230	391	—	1,621
General and administrative	1,278	607	—	1,885
Interest expense	3,157	329	—	3,486

Total Expenses	12,843	6,159	—	19,002

Income (Loss) Before Taxes	(405)	3,040	—	2,635
Income tax expense	—	(256)	—	(256)

Net Income (Loss)	$(405)	$2,784	$—	$2,379

The Wiser Oil Company

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Income Statement for the Nine Months Ended September 30, 2002
Revenues:
Oil and gas sales	$29,326	$25,323	$—	$54,649
Other	278	758	—	1,036

Total revenues	29,604	26,081	—	55,685

Costs and Expenses:
Production and operating	13,578	8,000	—	21,578
Depletion, depreciation and amortization	9,178	12,824	—	22,002
Impairments	9,500	—	—	9,500
Loss on derivatives	6,589	4,675	—	11,264
Exploration	5,996	5,685	—	11,681
General and administrative	4,996	1,772	—	6,768
Interest expense	9,852	811	—	10,663

Total Expenses	59,689	33,767	—	93,456

Loss Before Taxes	(30,085)	(7,686)	—	(37,771)
Income tax benefit	—	(3,657)	—	(3,657)

Net Loss	$(30,085)	$(4,029)	$—	$(34,114)

Condensed Income Statement for the Nine Months Ended September 30, 2001
Revenues:
Oil and gas sales	$38,559	$24,856	$—	$63,415
Other	3,660	8,543	—	12,203

Total revenues	42,219	33,399	—	75,618

Costs and Expenses:
Production and operating	17,083	4,300	—	21,383
Depletion, depreciation and amortization	6,641	7,142	—	13,783
Exploration	4,166	1,359	—	5,525
General and administrative	4,172	1,638	—	5,810
Interest expense	9,524	442	—	9,966

Total Expenses	41,586	14,881	—	56,467

Income Before Taxes	633	18,518	—	19,151
Income tax expense	—	(445)	—	(445)

Net Income	$633	$18,073	$—	$18,706

The Wiser Oil Company

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Statement of Cash Flows for the Nine Months Ended Sept. 30, 2002
Cash Flows From Operating Activities:
Net loss	$(30,085)	$(4,029)	$—	$(34,114)
Add back reconciling items	19,535	11,852	—	31,387
Other changes	10,342	4,787	—	15,129

Operating Cash Flows	(208)	12,610	—	12,402

Cash Flows From Investing Activities:
Capital expenditures	(14,804)	(18,723)	—	(33,527)
Proceeds from property sales	—	2,259	—	2,259

Investing Cash Flows	(14,804)	(16,464)	—	(31,268)

Cash Flows From Financing Activities:
Intercompany transfers	(3,022)	3,022	—	—
Long term debt	9,500	(174)	—	9,326
Preferred dividends	(436)	—	—	(436)

Financing Cash Flows	6,042	2,848	—	8,890

Effect of exchange rate changes on cash and cash equivalents	—	22	—	22

Net Decrease in Cash and Cash Equivalents	(8,970)	(984)	—	(9,954)
Cash and Cash Equivalents, beginning of period	10,377	2,282	—	12,659

Cash and Cash Equivalents, end of period	$1,407	$1,298	$—	$2,705

Condensed Statement of Cash Flows for the Nine Months Ended Sept. 30, 2001
Cash Flows From Operating Activities:
Net income	$633	$18,073	$—	$18,706
Add back reconciling items	8,498	(535)	—	7,963
Other changes	2,588	(3,417)	—	(829)

Operating Cash Flows	11,719	14,121	—	25,840

Cash Flows From Investing Activities:
Capital expenditures	(12,275)	(52,962)	—	(65,237)
Proceeds from property sales	—	219	—	219

Investing Cash Flows	(12,275)	(52,743)	—	(65,018)

Cash Flows From Financing Activities:
Intercompany transfers	(19,500)	19,500	—	—
Long term debt	(500)	19,536	—	19,036
Preferred stock issued	10,000	—	—	10,000
Common stock issued	25	—		25
Treasury stock purchased	(155)	—	—	(155)
Warrants issued	6	—	—	6

Financing Cash Flows	(10,124)	39,036	—	28,912

Net Increase (Decrease) in Cash and Cash Equivalents	(10,680)	414	—	(10,266)
Cash and Cash Equivalents, beginning of period	29,518	4,626	—	34,144

Cash and Cash Equivalents, end of period	$18,838	$5,040	$—	$23,878

The Wiser Oil Company

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
Condensed Balance Sheets as of September 30, 2002
Assets:
Current assets	$8,041	$8,806	$—	$16,847
Net property and equipment	115,803	103,168	—	218,971
Other assets	90,489	—	(87,826)	2,663

Total Assets	$214,333	$111,974	$(87,826)	$238,481

Liabilities and Stockholders’ Equity:
Current liabilities	$18,206	$10,038	$—	$28,244
Long-term debt	134,229	18,739	—	152,968
Deferred income taxes	—	7,563	—	7,563
Stockholders’ equity	61,898	75,634	(87,826)	49,706

Total Liabilities and Stockholders’ Equity	$214,333	$111,974	$(87,826)	$238,481

Condensed Balance Sheets as of December 31, 2001
Assets:
Current assets	$18,786	$13,198	$—	$31,984
Net property and equipment	120,789	102,875	—	223,664
Other assets	79,536	—	(76,394)	3,142

Total Assets	$219,111	$116,073	$(76,394)	$258,790

Liabilities and Stockholders’ Equity:
Current liabilities	$9,729	$9,778	$—	$19,507
Long-term debt	124,674	18,789	—	143,463
Deferred income taxes	—	11,110	—	11,110
Stockholders’ equity	84,708	76,396	(76,394)	84,710

Total Liabilities and Stockholders’ Equity	$219,111	$116,073	$(76,394)	$258,790

See other notes to financial statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2001.

The Wiser Oil Company

THE WISER OIL COMPANY

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Quarters Ended September 30, 2002 and September 30, 2001

Revenues for the third quarter of 2002 decreased only 1% from the third quarter of 2001. Oil sales for the third quarter of 2002 were $2.1 million higher than the third quarter of 2001 due to higher oil production and higher oil prices. The average price received for oil sales in the third quarter of 2002 was $26.08 per barrel, up $0.88 per barrel or 3% from the third quarter of 2001. Net oil production for the third quarter of 2002 was 466,000 barrels, up 65,000 barrels or 16% from 401,000 barrels in the third quarter of 2001. The increase in oil production is attributable primarily to the Hayter field in Canada, which was 87,000 barrels higher than in the third quarter of 2001 while oil production at the Maljamar field was 18,000 barrels lower than in the third quarter of 2001. Gas sales for the third quarter of 2002 were $0.3 million lower than the third quarter of 2001 due to lower realized prices which were partially offset by higher gas production. The average price received for gas sales in the third quarter of 2002 was $2.48 per Mcf, a decrease of $0.80 per Mcf or 24% from the third quarter of 2001. Net gas production for the third quarter of 2002 was 3,271 MMCF, up 631 MMCF or 24% from the third quarter of 2001. The increase in gas production was attributable primarily to 246 MMCF of new production from the Gulf of Mexico and 300 MMCF new production from Wild River in Canada. During the third quarter of 2002, oil and gas sales were increased by $0.1 million from the amortization of other comprehensive income associated with the Company’s hedging activities. During the third quarter of 2001, oil and gas sales were increased by $2.6 million and other income was increased by $2.0 million from the Company’s hedging activities.

Production and operating expense for the third quarter of 2002 increased $1.1 million or 15% from the third quarter of 2001 and, on a BOE basis, production and operating expense in the third quarter of 2002 decreased to $7.82 per BOE or 3% from $8.10 per BOE during the third quarter of 2001. The increase in production and operating expense was attributable primarily to the Hayter field in Canada which was $1.5 million higher than the third quarter of 2001. Offsetting this increase was lower production and operating expense at the Wellman field which was $0.6 million lower in the third quarter of 2002 than the third quarter of 2001, due primarily to reduced CO2 purchases. Depreciation, depletion and amortization (“DD&A”) for the third quarter of 2002, increased $4.1 million or 82% from the third quarter of 2001 due primarily to the Invasion acquisition and new production from the Gulf of Mexico.

The Company recognized an impairment of $9.5 million in the third quarter of 2002 for the Wellman Unit in Terry County, Texas. The impairment resulted from a decision by the Company to discontinue the tertiary recovery of oil in this field and sell the CO2 to a third party. The Company has recently executed a CO2 sales contract with a third party and expects to begin selling CO2 in the first quarter of 2003.

See Note 1 “Hedging Activities” for discussion and analysis of the loss on derivatives.

Exploration expense for the third quarter of 2002 was $3.7 million, up $2.1 million from the third quarter of 2001 due primarily to $1.6 million higher unproved lease abandonment expense in the third quarter of 2002. General and administrative expense in the third quarter of 2002 was $1.8 million, down $0.1 million from the third quarter of 2001. Interest expense during the third quarter of 2002 was $3.6 million, up $0.1 million from the third quarter of 2001.

The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $20.0 million at December 31, 2001. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At September 30, 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no U.S. Federal income tax expense was recognized in the third quarter of 2002. The Company recognized $0.1 million of current Canadian income tax benefit and $1.8 million of deferred Canadian income tax benefit in the third quarter of 2002 and $0.3 million of current Canadian income tax benefit and $0.6 million of deferred Canadian income tax expense in the third quarter of 2001 associated with Invasion operations.

The Wiser Oil Company

THE WISER OIL COMPANY

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Quarters Ended September 30, 2002 and September 30, 2001 (continued)

The Company realized a net loss available to common stock of $18.3 million and basic loss per share of $1.95 in the third quarter of 2002 compared to a net income of $0.9 million and basic earnings per share of $0.10 during the third quarter of 2001. The $18.3 million net loss for the third quarter 2002 was significantly lower than net income of $1.0 million in the third quarter 2001 due primarily to property impairments, loss on derivatives, higher DD&A and higher exploration expense. The Company’s net income in the future will continue to be significantly affected by changes in oil and gas prices and the results of exploration activities.

Comparison of Nine Months Ended September 30, 2002 and September 30, 2001

Revenues for the first nine months of 2002 decreased $19.9 million or 36% from the first nine months of 2001, due to significantly lower oil and gas prices received in the first nine months of 2002 and an $8.4 million gain on sale of property in the third quarter of 2001. Increased production partially offset the decline in prices. Oil sales for the first nine months of 2002 were $1.2 million higher than the first nine months of 2001, as net oil production for the first nine months of 2002 was 1,373,000 barrels, up 199,000 barrels or 17% from 1,174,000 barrels in the first nine months of 2001. The average price received for oil sales in the first nine months of 2002 was $22.89 per barrel, down $2.91 per barrel or 11% from the first nine months of 2001. The increase in oil production is attributable primarily to production from the Hayter field in Canada which was 252,000 barrels higher than in the first nine months of 2001 while oil production at the Maljamar field was 62,000 barrels lower than in the first nine months of 2001. Gas sales for the first nine months of 2002 were $8.7 million lower than in the first nine months of 2001 due to lower realized prices which were partially offset by higher gas production. The average price received for gas sales during the first nine months of 2002 was $2.41 per mcf, a decrease of $1.94 per mcf or 45% from the first nine months of 2001. Gas production for the first nine months of 2002 was 9,001 MMCF, up 1,892 MMCF or 27% from the first nine months of 2001. The increase in gas production was attributable primarily to Invasion Energy Inc. (“Invasion”), which was acquired in May 2001 and produced 2,429 MMCF in the first nine months of 2002 compared to 1,202 MMCF in the first nine months of 2001. In addition, the third quarter of 2002 includes 514 MMCF new production from the Gulf of Mexico. Oil and gas sales were increased by $0.8 million in the first nine months of 2002 from the amortization of other comprehensive income associated with the Company’s hedging activities. During the first nine months of 2001, oil and gas sales were increased by $1.1 million and other income was increased by $2.4 million from the Company’s hedging activities.

Production and operating expense for the first nine months of 2002 increased $0.2 million or 1% from the first nine months of 2001 and, on a BOE basis, decreased to $7.35 per BOE or 15% from $8.69 per BOE. The increase in production and operating expense was attributable primarily to Invasion, acquired in May 2001, which was $1.8 million higher in the first nine months of 2002 than the first nine months of 2001. Offsetting this increase was lower production and operating expense at the Wellman field, which was $2.3 million lower in the first nine months of 2002 than the first nine months of 2001 due primarily to reduced CO2 purchases. In addition, lower oil and gas prices led to decreased production taxes in the first nine months of 2002 which were $1.0 million lower than the first nine months of 2001. DD&A for the first nine months of 2002 increased $8.2 million or 60% from the first nine months of 2001 due primarily to the Invasion acquisition and new production from the Gulf of Mexico.

The Company recognized an impairment of $9.5 million in the third quarter of 2002 for the Wellman Unit in Terry County, Texas. The impairment resulted from a decision by the Company to discontinue the tertiary recovery of oil in this field and sell the CO2 to a third party. The Company has recently executed a CO2 sales contract with a third party and expects to begin selling CO2 in the first quarter of 2003.

See Note 1 “Hedging Activities” for discussion and analysis of the loss on derivatives.

The Wiser Oil Company

Comparison of Nine Months Ended September 30, 2002 and September 30, 2001 (continued)

Exploration expense for the first nine months of 2002 was $11.7 million, up $6.2 million from the first nine months of 2001 due primarily to $2.6 million higher unproved lease abandonment expense, and $3.7 million higher dry hole expense. General and administrative expense in the first nine months of 2002 was $6.8 million, up $1.0 million from the first nine months of 2001 due primarily to increased payroll costs and legal expense associated with the Company’s legal proceedings against Enron North American (“Enron”). Interest expense in the first nine months of 2002 was $10.7 million, up $0.7 from the first nine months of 2001 due to borrowings under the Credit Agreement for the Invasion acquisition.

The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $20.0 million at December 31, 2001. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At September 30, 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities. Accordingly, no U.S. Federal income tax expense or benefit was recognized in the first nine months of 2002. The Company recognized $3.7 million of Canadian income tax benefit in the first nine months of 2002 and $0.4 million of Canadian income tax expense in the first nine months of 2001 associated with Invasion operations.

The Company realized a net loss available to common stock of $39.1 million and basic loss per share of $4.20 in the first nine months of 2002 compared to a net income of $16.4 million and basic earnings per share of $1.79 during the first nine months of 2001. The $39.1 million net loss for the first nine months of 2002 was significantly lower than net income of $16.4 million in the first nine months of 2001 due primarily to property impairments, loss on derivatives, higher DD&A and higher exploration expense. The Company’s net income in the future will continue to be significantly affected by changes in oil and gas prices and the results of exploration activities.

Liquidity and Capital Resources

Operating cash flows during the first nine months of 2002 were $12.4 million, down $13.7 million from the first nine months of 2001. Changes in working capital increased cash flows from operations by $15.1 million, primarily due to a $6.1 million increase in fair value of derivative liability and a $4.0 million increase in accrued liabilities. The Company received $2.3 million in sales proceeds in the first nine months of 2002 associated with the sale of two small non-strategic properties in Canada. Capital expenditures during the first nine months of 2002 were $33.5 million, consisting primarily of capital spending at Invasion and in the Gulf of Mexico. Capital expenditures in the first nine months of 2001 were $65.2 million including $37.5 million for the Invasion acquisition. The Company’s capital and exploration budget for 2002 is approximately $45.0 to $50.0 million compared to $76.1 million in 2001. The Company borrowed $9.3 million under its revolving credit facility to fund a portion of its first nine months 2002 capital expenditures. On a cash basis, the Company paid $7.2 million in interest expense in the first nine months of 2002 and no income taxes were paid in the first nine months of 2002. The Company’s cash balance at September 30, 2002 was $2.7 million.

The Company has executed a purchase and sale agreement to sell its Provost producing property in Canada for approximately $6.0 million and expects to close the sale in November 2002. The Company plans to use a portion of the sales proceeds to repay borrowings under its credit facility.

Critical Accounting Policies

For a discussion of our critical accounting policies, which are related to property, plant and equipment and to hedging activities, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2001.

The Wiser Oil Company

Forward-Looking Statements

Except for historical information contained herein, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of The Wiser Oil Company, are subject to a number of risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, litigation, the costs and results of drilling and operations, the Company’s ability to replace reserves or implement its business plans, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data, and environmental risks. These and other risks are described in the Company’s 10-K and other filings with the Securities and Exchange Commission.

The Wiser Oil Company

THE WISER OIL COMPANY

PART II — OTHER INFORMATION

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See Note 1 “Hedging Activities”.

Item 4.    Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Vice President of Finance (“VP”). Based on that evaluation, the CEO and VP concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of internal controls.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits
None

(b)  Reports on Form 8-K
None

The Wiser Oil Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WISER OIL COMPANY

(Registrant)

Date: November 14, 2002	/s/ George K. Hickox, Jr.

George K. Hickox, Jr. Chairman of the Board and Chief Executive Officer

Date: November 14, 2002	/s/ Richard S. Davis

Richard S. Davis Vice President of Finance

I, George K. Hickox, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Wiser Oil Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

The Wiser Oil Company

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ George K. Hickox, Jr.
George K. Hickox, Jr.
Chief Executive Officer

I, Richard S. Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Wiser Oil Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The Wiser Oil Company

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Richard S. Davis
Richard S. Davis
Vice President of Finance

The Wiser Oil Company

THE WISER OIL COMPANY

Index to Exhibits

Exhibit Number	Exhibit

99.1	Certification by George K. Hickox, Jr., Chairman and Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Richard S. Davis, Vice President of Finance of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.