Form 10-K
period 2002-12-31
WISER OIL CO
filed 2003-03-31
CIK 107874

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-5426

THE WISER OIL COMPANY

A DELAWARE CORPORATION

I.R.S. EMPLOYER IDENTIFICATION NO. 55-0522128

8115 PRESTON ROAD, SUITE 400

DALLAS, TEXAS 75225

TELEPHONE: (214) 265-0080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock-Par Value, $.01 Per Share	New York Stock Exchange
Preferred Stock-Par Value, $10.00 Per Share	New York Stock Exchange

Indicate by check mark whether registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days  ☑.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes  ☐  No  ☑

The aggregate market value of registrant’s Common Stock held by non-affiliates based on the closing price on June 28, 2002 was approximately $33.2 million.

As of March 31, 2003, registrant had outstanding 9,473,929 shares of common stock, $.01 par value (“Common Stock”), which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific incorporations are identified under the applicable item herein.)

Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year.

The Wiser Oil Company

DESCRIPTION

The Wiser Oil Company

THE WISER OIL COMPANY

PART I

Items 1 and 2. Business and Properties

General

The Wiser Oil Company (the “Company” or “Wiser”) is an independent oil and gas exploration and production company operating in Texas, New Mexico, the Gulf Coast and Western Canada. Historically, the Company’s growth has been attributed primarily to acquisition, development, exploitation and, to a lesser extent, exploration activities. The Company made significant acquisitions of proved properties in the Permian Basin between 1992 and 1996, and the Company began operating in Canada in 1994 with the acquisition of The Wiser Oil Company of Canada. The Company’s total proved reserves at December 31, 2002 are 34.9 MMBOE, with oil and NGL’s comprising 48% and natural gas comprising 52% of total reserves. Wiser’s proved reserves at December 31, 2002 were 82% developed with approximately 66% located in the U.S. and 34% located in Canada. Based on average realized prices of $25.10 per barrel of oil and $3.80 per Mcf of gas, the pre-tax present value of proved reserves at December 31, 2002 is $274.0 million discounted at 10%. Using SEC pricing guidelines, the pre-tax present value of the Company’s total proved reserves at December 31, 2002 is $323.1 million based on average realized prices of $29.12 per barrel for oil and $4.04 per Mcf for gas and discounted at 10%.

History

In 1905, Clinton B. Wiser pooled some oil leases and founded The Wiser Oil Company. The Company began operations in Kentucky in 1917 and maintained its headquarters in Sistersville, West Virginia, until 1991. The Company moved its headquarters to Dallas, Texas in 1991 and over the next five years Wiser expanded operations by acquiring and operating properties in the Permian Basin in West Texas and Southeast New Mexico and in Alberta, Canada. In 1999, the Company sold non-strategic properties in Appalachia and began focusing its exploration and production operations primarily in Texas, New Mexico, the Gulf Coast and Western Canada.

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

Strategy

Over the past three years, Wiser has increased the percentage of its natural gas reserves from 31% at December 31, 1999 to 52% at December 31, 2002. In addition, the percentage of reserves attributable to high-cost enhanced recovery projects in the Permian basin has decreased from 54% at December 31, 1999 to 30% at December 31, 2002. While the Company will continue to focus its efforts on adding reserves through acquisition of proved properties with exploitation potential, the Company will also place more emphasis on adding reserves through exploration activities in the future. Wiser expects to fund its future capital expenditure programs primarily with discretionary cash flow and any significant acquisition opportunities would be funded with borrowings under the Company’s credit facility.

The Company’s principal executive offices are located at 8115 Preston Road, Suite 400, Dallas, Texas 75225, and its telephone number is (214) 265-0080. The Internet address is http://www.wiseroil.com. You can review the filings the Company has made with the U.S. Securities and Exchange Commission (“SEC”), free of charge at the Internet address, where you can find our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments of those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The Company posts these reports as soon as reasonably practicable after electronically filing them with, or furnishing them to the SEC.

The Wiser Oil Company

Certain oil and gas industry terms used herein are defined in the “Glossary of Oil and Gas Terms” appearing at the end of this Items 1and 2.

Principal Oil and Gas Properties

The following table summarizes certain information with respect to each of the Company’s principal areas of operation at December 31, 2002.

	Proved Reserves
	Total			Total	Percent	Average
	Gross	Oil		Proved	of Total	Net
	Oil and	and NGLs	Gas	Reserves	Proved	Production
	Gas Wells	(MBbls)	(MMcf)	(MBOE)	Reserves	(BOE/Day)
Permian Basin:
Maljamar	242	8,991	5,498	9,907	28%	1,157
Wellman	32	766	—	766	2%	616
Dimmitt/Slash Ranch	83	1,835	12,789	3,967	12%	836

Total	357	11,592	18,287	14,640	42%	2,609
San Juan Basin	2,893	45	25,964	4,372	13%	1,326
Gulf of Mexico	9	337	7,195	1,536	4%	431
Other	72	421	12,701	2,538	7%	1,011

Total United States	3,331	12,395	64,147	23,086	66%	5,377
Canada:
Invasion	119	—	18,924	3,154	9%	1,481
Other Canada	248	4,320	25,949	8,645	25%	4,010

Total	367	4,320	44,873	11,799	34%	5,491

Total Company	3,698	16,715	109,020	34,885	100%	10,868

Permian Basin

Maljamar. The Company’s Maljamar properties are situated in Southeast New Mexico. At December 31, 2002, the Maljamar properties contained 9.9 MMBOE of proved reserves, which represented 28% of the Company’s total proved reserves and 17% of the Company’s Present Value of total proved reserves.

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

Exploitation efforts at the project are essentially complete and included conversion of existing wells to injection wells and the drilling of infill development wells on 20-acre spacing to create 40-acre five-spot water injection patterns. At December 31, 2002, the project included 242 producing wells and 223 water injection wells, virtually all of which were operated by the Company.

The Company’s net production from the Maljamar properties averaged 1,078 Bbls of oil and 474 Mcf of natural gas per day in 2002. The Company’s cumulative net production from the Maljamar properties since acquired by the Company has been 5,164 MBbls of oil and 2.5 Bcf of natural gas through December 31, 2002.

The Wiser Oil Company

Wellman Unit. In 1993 the Company acquired a 62% working interest in and became operator of the Wellman Unit in Terry County, Texas, located in the northwestern edge of the Horseshoe Atoll. During 1998 and 1999, the Company acquired an additional 28% and 5% working interest, respectively, in the Wellman Unit which increased the Company’s working interest to 95% as of December 31, 2002. At December 31, 2002, the Company’s Wellman property contained 0.8 MMBOE of proved reserves, which represented 2% of the Company’s total proved reserves and 2% of the Company’s Present Value of total proved reserves.

The Company owns 2,280 gross and net leasehold acres in the Wellman Unit. The Wellman Unit produces oil from the Wolfcamp Reef formation at depths ranging from 9,100 to 10,000 feet through the injection of water and CO2 into the reservoir. Water injection at the unit began in 1979, and CO2 injection began in 1983. The unit also includes a gas processing plant, which processes wellhead gas produced from the unit. Wiser’s interest in this plant is proportionate to its working interest in the Wellman Unit. Processing at the plant involves subjecting the wellhead gas to high pressure and low temperature treatments that cause the gas to separate into various products, including NGLs, residual natural gas and CO2. The NGLs and residual natural gas are sold to pipeline companies.

In 1995 the Company began reconditioning the gas processing plant at the Wellman Unit to enhance the extraction of NGLs and residual natural gas from the wellhead gas. The Company completed the reconditioning project in June 1995 at a total cost of approximately $6.0 million. For the year ended December 31, 2002, the gas plant processed an average of 28 MMcf of gross natural gas and CO2 per day and recovered an average of 207 Bbls of NGLs and 9 Mcf of residual natural gas per day. The plant currently operates at 88% of its maximum capacity of 32 MMcf of gas per day.

In 2001 the Company decided to discontinue injecting CO2 into the reservoir and entered into a contract to sell the previously injected CO2 to a third party. As a result of this decision, the oil and gas reserves at the Wellman Unit were reduced by 3.5 MMBOE and the Company estimates that the Wellman Unit reservoir contains approximately 40 Bcf of recoverable CO2. The Company anticipates that sales of CO2 will commence in the second quarter of 2003 at a rate of approximately 22.5 MMCF per day. Proceeds from the sale of CO2 will be recorded as a reduction of production and operating expense. At December 31, 2002, the unit included 32 productive wells, 2 water injection wells, 4 CO2 injection wells and 4 water disposal wells, all of which were operated by the Company.

The Company’s net production from the Wellman Unit averaged 445 Bbls of oil, 171 Bbls of NGLs and 4 Mcf of natural gas per day in 2002. The Company’s cumulative net production from the unit since acquired by the Company has been 2,613 MBbls of oil, 991 MBbls of NGLs and 551 MMcf of natural gas through December 31, 2002.

Dimmitt/Slash Ranch Fields. The Company’s Dimmitt/Slash Ranch properties are situated in Loving County, Texas, 80 miles west of Midland, Texas. At December 31, 2002, the Dimmitt/Slash Ranch properties contained 4.0 MMBOE of proved reserves, which represented 12% of the Company’s total proved reserves and 11% of the Company’s Present Value of total proved reserves.

The Company owns 6,154 gross (5,539 net) leasehold acres in the Dimmitt/Slash Ranch Field. The Company acquired its initial interest in and became operator of the field in 1993. The Dimmitt Field produces oil and gas from the Cherry Canyon and Bell Canyon formations at depths ranging from 4,700 to 6,700 feet. The Slash Ranch Field is a natural gas field that underlies the Dimmitt Field. The Slash Ranch Field produces from the Atoka, Fusselman and Ellenburger formations at depths ranging from 15,000 to 20,000 feet. At December 31, 2002, the Dimmitt/Slash Ranch Field included 83 producing wells, all of which were operated by the Company. The Company’s average working interest in these wells is 97%.

The Company’s net production from the Dimmitt/Slash Ranch properties averaged 378 Bbls of oil and 2,745 Mcf of natural gas per day in 2002. The Company’s cumulative net production from the properties since acquired by the Company has been 1,178 MBbls of oil and 9.1 Bcf of natural gas through December 31, 2002.

The Wiser Oil Company

San Juan Basin

The Company’s San Juan Basin properties are located in Rio Arriba County in northwestern New Mexico. At December 31, 2002, the San Juan Basin properties contained 4.4 MMBOE of proved reserves, which represented 13% of the Company’s total proved reserves and 12% of the Company’s Present Value of total proved reserves. The Company owns 10,079 gross (5,799 net) leasehold acres in the San Juan Basin. In the 1950’s, the Company’s average 48% working interest in most of the acreage was contributed in connection with a unitization of the wells in the San Juan Basin fields, resulting in the ownership by the Company of small non-operated working interests in several large units. At December 31, 2002, the Company owned working interests in approximately 2,893 producing gas wells in the San Juan Basin. These working interests average approximately 1.8%. The Company’s San Juan Basin properties produce from multiple formations ranging from depths of 3,000 feet to 8,000 feet.

The Company’s net production from these properties averaged 7,592 Mcf of natural gas, 44 Bbls of oil and 17 Bbls of NGLs per day in 2002. The Company expects that future development of the properties will depend on natural gas prices, and that its share of the costs of any such future development activities will not be significant.

Gulf of Mexico. The Company began operations in the Gulf of Mexico in 2001 and currently has non-operating working interests in 6 producing offshore blocks. At December 31, 2002, the Gulf of Mexico properties contained 1.5 MMBOE of proved reserves, which represented 4% of the Company’s total proved reserves and 10% of the Company’s Present Value of total proved reserves.

The Company owns a 12.5% working interest in the Eugene Island 302, East Cameron 184 and South Marsh Island 93 blocks and a 25% working interest in the West Cameron 416, West Cameron 417 and West Cameron 347 blocks. All of these blocks are located in water depths of less than 250 feet. During 2002, the Company participated in drilling 6 gross wells in the Gulf of Mexico, of which 2 were dry holes. The Company’s net production from the Gulf of Mexico averaged 1,922 Mcf of natural gas and 111 Bbls of oil per day in 2002.

Other U.S. Properties

The Company’s other United States properties include properties located in the West Texas, New Mexico and the Gulf Coast region.

Canada

In June 1994, Wiser established an important new core area with the completion of a $52.0 million acquisition of Canadian oil and gas properties from Eagle Resources, Ltd. (“Wiser Canada”) (see Note 1 to the Company’s Consolidated Financial Statements). The purchase included 7.2 MMBOE of proved reserves and approximately 127,000 net undeveloped acres. In May 2001, Wiser Canada acquired Invasion Energy Inc. for $37.5 million and added approximately 28 Bcf of proved gas reserves in Canada. Also, in June 2001, Wiser Canada entered into an Asset Exchange Agreement and acquired the Loon and other producing properties in exchange for the Pine Creek, Portage, Groat, Windfall and Sunchild fields. At December 31, 2002, the Company’s Canadian properties contained 11.8 MMBOE of proved reserves, which represented 34% of the Company’s total proved reserves and 38% of the Present Value of the Company’s total proved reserves.

The Wiser Oil Company

The following table summarizes certain information with respect to each of the Company’s principal Canadian areas of operation at December 31, 2002:

	Proved Reserves
					Percent	2002
	Total			Total	of Total	Average
	Gross	Oil		Proved	Canadian	Net
	Oil and	and NGLs	Gas	Reserves	Proved	Production
	Gas Wells	(MBbls)	(MMcf)	(MBOE)	Reserves	(BOE/Day)
Wolverine (Invasion)	119	—	18,924	3,154	27%	1,481
Wild River	6	226	9,269	1,771	15%	261
Hayter	81	1,317	1,273	1,529	13%	1,106
Evi	25	1,496	—	1,496	13%	732
Other	136	1,281	15,407	3,849	32%	1,911

Total Canada	367	4,320	44,873	11,799	100%	5,491

Wolverine. The Company’s Wolverine Field was acquired in May 2001 in the Invasion acquisition. The Wolverine field is located approximately 450 miles north of Calgary. At December 31, 2002, the Wolverine Field contained 3.2 MMBOE of proved reserves, which represented 27% of the Company’s total Canadian proved reserves and 21% of the Present Value of the Company’s total Canadian proved reserves.

The Company owns 224,010 gross (214,907 net) leasehold acres in the Wolverine Field, and has an average 93% working interest in this acreage. The Wolverine Field produces gas from the Wabamun, Bluesky and Gething formations at depths averaging 1,500 feet. The Company’s net production from the Invasion Field commenced in May 2001 and averaged 8,886 Mcf of gas per day in 2002. At December 31, 2002, the Company owned 115 gross and net productive wells and 4 gross and net water disposal wells in the field, all of which were operated by Wiser.

Wild River. At December 31, 2002, the Wild River Field contained 1.8 MMBOE of proved reserves, which represented 15% of the Company’s total Canadian proved reserves and 9% of the Present Value of the Company’s total Canadian proved reserves.

The Company owns 18,080 gross (9,176 net) leasehold acres in the Wild River Field, and has an average 50% working interest in this acreage. The Wild River Field produces from the Gething and Cadomin formations at depths of 9,500 to 10,000 feet. At December 31, 2002, the Company owned 6 gross (3.0 net) productive wells, all of which were operated by Wiser. The Company’s net production from the Wild River Field averaged 1,342 Mcf of gas per day and 37 Bbls of oil per day in 2002. The Company completed pipeline hookup operations for several wells in the Wild River Field in 2002 and plans to drill 1 exploratory well and 5 development wells in 2003.

Hayter. The Company’s Hayter Field was acquired in 2000 and significant reserves were added in 2001 and 2002 through development activities. The Hayter field is located approximately 200 miles northeast of Calgary. At December 31, 2002, the Hayter Field contained 1.5 MMBOE of proved reserves, which represented 13% of the Company’s total Canadian proved reserves and 13% of the Present Value of the Company’s total Canadian proved reserves.

The Company owns 6,350 gross (6,060 net) leasehold acres in the Hayter Field, and has an average 95% working interest in this acreage. The Hayter Field produces heavy oil (13° gravity) mainly from the McLaren formation at depths averaging 2,600 feet. The Company drilled 1 productive well in the Hayter Field in 2002 and plans to drill another 20 to 50 wells over the next few years, depending on oil prices.

The Company’s net production from the Hayter Field commenced in June 2001 and averaged 1,038 Bbls of oil per day and 408 Mcf per day in 2002. At December 31, 2002, the Company owned 79 gross (77.3 net) productive wells and 2 gross and net water injection wells on the properties, all of which were operated by the Company.

Evi. The Company’s Evi Field is located approximately 400 miles north of Calgary. At December 31, 2002, the Evi Field contained 1.5 MMBOE of proved reserves, which represented 13% of the Company’s total Canadian proved reserves and 19% of the Present Value of the Company’s total Canadian proved reserves.

The Wiser Oil Company

The Company owns 6,880 gross (4,110 net) leasehold acres in the Evi Field, and has an average 57% working interest in this acreage. The Evi Field produces oil from the Granite Wash formation at depths ranging from 4,900 to 5,000 feet. The Company’s net production from the Evi Field averaged 732 Bbls of oil per day in 2002. At December 31, 2002, the Company owned 23 gross (9.7 net) productive wells and 2 gross (0.8 net) water disposal wells in the field, of which 19 productive wells and both water disposal wells were operated by Wiser.

Other Canadian Properties. The Company owns interests in various other Canadian properties, primarily located in its principal areas of operation. For the year ended December 31, 2002, these properties individually represented less than 10%, and in the aggregate represented approximately 32%, of the Company’s total Canadian proved reserves.

Exploration Activities

United States

The objective of Wiser’s domestic exploration program is to generate exploration and exploitation drilling opportunities that have the potential of replacing produced reserves and providing a vehicle of growth for the Company. In 2002, Wiser drilled or participated in 10 gross (2.0 net) U.S. exploration wells, compared with 8 gross (4.0 net) wells in 2001, spending $14.3 million in 2002 and $11.0 million in 2001 on U.S. exploration. Of the 10 gross wells drilled by the Company in 2002, 6 were completed as oil or gas wells, and 4 were unsuccessful. The Company also continued exploration activities in the Gulf of Mexico in 2002 by participating in 4 successful exploration wells through joint venture agreements. In 2003, Wiser plans to drill or participate in approximately 8 to 10 gross wells in the U.S. and the Company has budgeted approximately $7.0 to $9.0 million for its 2003 U.S. exploration program, depending on cash flows and drilling results.

Canada

Wiser focuses its Canadian exploration activities in specific regions within the Western Canadian Sedimentary Basin in close proximity to known producing horizons where the potential for significant reserves exists. The Company’s technical personnel have considerable experience in this focus area. During 2002, the Company participated in 13 gross (12.0 net) exploratory wells of which 1 was completed as successful oil or gas wells. The Company spent $3.1 million on exploration in Canada in 2002, compared to $1.3 million in 2001, and has budgeted approximately $10.0 million for its 2003 Canadian exploration program.

International

The Company did not participate in any other international exploration activity in 2002 and currently has no plans to participate in future international exploration activities.

Marketing of Production

The Company markets its production of oil, natural gas and NGLs to a variety of purchasers, including large refiners and resellers, pipeline affiliate marketers, independent marketers, utilities and industrial end-users. To help manage the impact of potential price declines, Wiser has developed a portfolio of long- and short-term contracts with prices that are either fixed or related to market conditions in varying degrees. Most of the Company’s production is sold pursuant to contracts that provide for market-related pricing for the areas in which the production is located.

During the year ended December 31, 2002, revenues from the sale of production to Nexen Inc. represented approximately 37% of the Company’s total oil and gas revenues. The Company believes it would be able to locate alternate purchasers in the event of the loss of any one or more purchaser, and that any such loss would not have a material adverse effect on the Company’s financial condition or results of operations.

Crude Oil. The Company sells its crude oil and condensate to various refiners and resellers in the United States and Canada at posting-related and spot-related prices that also depend on factors such as well location, production volume and product quality. The Company typically sells its crude oil and condensate production at or near the well site, although in some cases it is gathered by the Company or others and delivered to a central point of sale. The

The Wiser Oil Company

Company’s crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. The Company has not engaged in crude oil trading activities. Revenue from the sale of crude oil and condensate totaled $41.7 million for the year ended December 31, 2002 and represented 54% of the Company’s total oil and gas revenues for 2002.

From time to time, the Company enters into crude oil and natural gas price hedges to reduce its exposure to commodity price fluctuation. See Item 7A – “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk” and Note 1 to the Company’s Consolidated Financial Statements included elsewhere in this Report.

Natural Gas. The Company sells its produced natural gas and gathered gas to utilities, marketers, processor/resellers and industrial end-users primarily under market-sensitive, long-term contracts or daily, monthly or multi-month spot agreements. An insignificant amount of the Company’s natural gas is committed to long-term, fixed-price sales agreements. To accomplish the delivery and sale of certain of its natural gas, the Company has entered into long-term agreements with various natural gas gatherers that deliver its gas to points of sale on major transmission pipelines.

The Company believes that it has sufficient production from its properties, and from those of others tied to its gathering and transportation system, to meet the Company’s delivery obligations under its existing natural gas sales contracts.

NGLs. From its natural gas processing plants in West Texas, the Company sells NGLs to independent marketers for resale. A direct pipeline connection to the Texas Gulf Coast market area facilitates the sale of NGLs from the Company’s Wellman Unit, and enables the Company to receive prices that are representative of the daily market value of NGLs on the Texas Gulf Coast, less transportation and fractionation costs. The Company’s average price in 2002 for NGLs sold from Company-operated plants or under processing agreements with others was $19.11 per Bbl. Prices for NGLs attributable to natural gas sold to plants operated by others are generally included in the prices reported by the Company for the sale of its natural gas.

Price Considerations. Crude oil prices are established in a highly liquid, international market, with average crude oil prices received by the Company generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per Bbl received by the Company in 2002 was $23.07. The average NYMEX-WTI closing price per Bbl for 2002 was $26.08.

Natural gas prices in each of the geographical areas in which the Company operates are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price the Company’s natural gas. Average natural gas prices received by Wiser in each of its operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by the Company in 2002 was $2.69. The average NYMEX-Henry Hub price per MMBtu for 2002 was $3.25, computed by averaging the closing price on the last three trading days of each month of the forward prompt month NYMEX natural gas futures contract price applicable to each month in 2001. The average natural gas price received by the Company in 2002 was lower than such 2002 NYMEX-Henry Hub price as a result of pricing differentials determined by the location of the Company’s natural gas production relative to the Henry Hub trading point and lower natural gas prices generally applicable to Canadian natural gas production relative to U.S. production.

The Wiser Oil Company

Oil and Gas Reserves

The following table sets forth the proved developed and undeveloped reserves of the Company at December 31, 2002:

	Oil and NGLs (MBbls)			Gas (MMcf)			Total Reserves (MBOE)
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Permian Basin
Maljamar	7,248	1,743	8,991	5,102	396	5,498	8,098	1,809	9,907
Wellman	766	—	766	—	—	—	766	—	766
Dimmitt/Slash Ranch	1,781	54	1,835	12,666	123	12,789	3,892	75	3,967

Total	9,795	1,797	11,592	17,768	519	18,287	12,756	1,884	14,640
San Juan Basin	42	3	45	22,241	3,723	25,964	3,748	624	4,372
Gulf of Mexico	337	—	337	7,195	—	7,195	1,536	—	1,536
Other	414	7	421	10,543	2,158	12,701	2,172	366	2,538

Total United States	10,588	1,807	12,395	57,747	6,400	64,147	20,212	2,874	23,086
Canada	3,678	642	4,320	27,905	16,968	44,873	8,329	3,470	11,799

Total Company	14,266	2,449	16,715	85,652	23,368	109,020	28,541	6,344	34,885

The following table summarizes the Company’s proved reserves, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable thereto at December 31, 2002, 2001 and 2000:

	At December 31,
	2002	2001	2000
	(000’s except weighted average sales prices)
Proved reserves:
Oil and NGLs (Bbl)	16,715	19,084	24,491
Gas (Mcf)	109,020	97,973	76,108
BOE	34,885	35,413	37,176
Estimated future net revenues before income taxes	$585,338	$288,282	$915,495
Present Value	323,126	160,878	500,606
Standardized Measure (1)	254,557	139,361	360,876
Proved developed reserves:
Oil and NGLs (Bbl)	14,266	17,239	23,596
Gas (Mcf)	85,652	69,579	72,399
BOE	28,541	28,835	35,662
Estimated future net revenues before income taxes	$488,919	$231,778	$870,867
Present Value	282,511	133,211	479,123
Weighted average prices at year end:
Oil (per Bbl)	$29.12	$17.24	$25.18
Gas (per Mcf)	4.04	2.26	9.72
NGLs (per Bbl)	22.73	16.61	21.53

(1)	The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Consolidated Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 69, “Disclosures about Oil and Gas Producing Activities.”

The Wiser Oil Company

All information set forth in this Report relating to the Company’s proved reserves, estimated future net revenues and Present Values is taken from reports prepared by DeGolyer and MacNaughton (with respect to the Company’s United States properties) and Gilbert Lausten Jung Associates Ltd. (with respect to the Company’s Canadian properties), each of which is a firm of independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on the Company’s reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission (“SEC”), the Company’s estimates of proved reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). A decline in prices relative to year-end 2002 could cause a significant decline in the Present Value attributable to the Company’s proved reserves at December 31, 2002. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond the Company’s control. The reserve data set forth in this Report represents estimates only. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development, exploitation and exploration activities, prevailing oil and gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. There can be no assurance that these estimates are accurate predictions of the Company’s oil and gas reserves or their values. Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.

The Wiser Oil Company

Net Production, Sales Prices and Costs

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the three-year period ended December 31, 2002.

	Year Ended December 31,
	2002	2001	2000
Production volumes:
Oil (MBbl)
United States	817	906	948
Canada	994	709	557

Total Company	1,811	1,615	1,505
Gas (MMcf)
United States	6,491	5,627	6,443
Canada	5,959	4,372	2,495

Total Company	12,450	9,999	8,938
NGLs (MBbl)
United States	64	86	139
Canada	17	42	75

Total Company	81	128	214
Weighted average sales prices (1):
Oil (per Bbl)
United States	$24.92	$25.95	$17.97
Canada	21.55	22.13	28.04
Total Company	23.07	24.27	21.69
Gas (per Mcf)
United States	$2.95	$4.14	$3.43
Canada	2.40	3.08	3.01
Total Company	2.69	3.85	3.31
NGLs (per Bbl)
United States	$18.38	$20.45	$21.81
Canada	21.90	20.06	22.88
Total Company	19.11	20.32	22.19
Selected expenses per BOE (2):
Lease operating
United States	$7.95	$9.34	$7.69
Canada	5.65	4.55	3.61
Total Company	6.79	7.26	6.36
Production taxes (3)
United States	$1.58	$1.89	$1.16
Depreciation, depletion and amortization
United States	$5.92	$4.82	$4.43
Canada	9.30	6.82	5.79
Total Company	7.63	5.69	4.87
General and administrative
United States	$3.65	$2.98	$3.09
Canada	1.20	1.58	1.96
Total Company	2.41	2.37	2.72

(1)	Reflects results of hedging activities. See Item 7A – “Quantitative and Qualitative Disclosures about Market Risk.”
(2)	Calculated without including volumes of natural gas purchased for resale.

The Wiser Oil Company

(3)	Canada does not assess production taxes on revenue derived from oil and gas production from Crown lands. However, in Canada, royalties are payable to the provincial governments on production from Crown lands, subject to certain programs that provide for royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and gas exploration and development. See “-Governmental Regulation-Canada.”

Productive Wells and Acreage

Productive Wells

The following table sets forth the Company’s domestic and Canadian productive wells at December 31, 2002:

	Productive Wells
	Oil		Gas			Total
	Gross	Net	Gross		Net	Gross	Net
United States	382	359	2,949	(1)	81	3,331	440
Canada	173	104	194		142	367	246

Total	555	463	3,143		223	3,698	686

(1)	2,893 of the Company’s gross natural gas wells are located in the San Juan Basin. The Company has non-operated working interests in these wells that average approximately 1.8%.

Acreage

The following table sets forth the Company’s undeveloped and developed gross and net leasehold acreage at December 31, 2002. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Undeveloped		Developed		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Maljamar	1,120	1,119	13,772	13,599	14,892	14,718
Wellman	—	—	2,280	2,280	2,280	2,280
Dimmitt/Slash Ranch	—	—	6,155	5,539	6,155	5,539

Total	1,120	1,119	22,207	21,418	23,327	22,537
San Juan Basin	5,760	1,480	4,319	4,319	10,079	5,799
Gulf of Mexico	167,925	38,232	25,000	3,750	192,925	41,982
Other	43,814	32,038	15,022	7,828	58,836	39,866

Total United States	218,619	72,869	66,548	37,315	285,167	110,184
Canada	424,279	249,791	92,465	61,029	516,744	310,820

Total	642,898	322,660	159,013	98,344	801,911	421,004

(1)	Excluded is acreage in which the Company’s interest is limited to a mineral or royalty interest. At December 31, 2002, the Company held mineral or royalty interests in 1,108 gross (596 net) developed acres.

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

The Wiser Oil Company

	Acres Expiring
	Gross	Net
Twelve Months Ending:
December 31, 2003	162,836	113,665
December 31, 2004	37,305	17,881
Thereafter	601,770	289,458

Total	801,911	421,004

As is customary in the industry, the Company generally acquires oil and gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although the Company has title to developed acreage examined prior to acquisition in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In many instances, title opinions may not be obtained if in the Company’s judgment it would be uneconomical or impractical to do so.

Drilling Activity

The following table sets forth for the three-year period ended December 31, 2002 the number of exploratory and development wells drilled by or on behalf of the Company.

	2002		2001		2000
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
United States
Producing	6	1	3	1	8	2
Dry	4	1	5	3	4	2
Canada
Producing	1	1	1	—	5	2
Dry	12	11	—	—	3	2
Development Wells:
United States
Producing	1	—	6	3	5	4
Dry	—	—	—	—	1	1
Canada
Producing	18	17	25	21	29	11
Dry	—	—	4	4	6	3
Total Wells:
Producing	26	19	35	25	47	19
Dry	16	12	9	7	14	8

Total	42	31	44	32	61	27

Operations

The Company generally seeks to be named as operator for wells in which it has acquired a significant interest, although, as is common in the industry, this typically occurs only when the Company owns the major portion of the working interest in a particular well or field. At December 31, 2002, the Company operated 98% of its properties in the Permian Basin, comprising approximately 42% of the Company’s total proved reserves, including Maljamar (243 gross wells), Wellman (32 gross wells) and Dimmitt/Slash Ranch (83 gross wells). At December 31, 2002, the Company also operated 232 (out of a total of 367) gross wells on its Canadian properties.

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

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator’s direct expenses and monthly per-well supervision fees. Per-well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. Such fees received by the Company in 2002 ranged from $99 to $980 per well per month.

Competition

The oil and gas industry is highly competitive. The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties. The Company’s competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well established companies with substantially larger operating staffs and greater capital resources than the Company. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources permit. The Company’s ability to acquire additional properties and to discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Drilling and Operating Risks

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company’s drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs, especially in Canada, where weather conditions result in a short drilling season, causing a high demand for rigs by a large number of companies during a relatively short period of time. The Company’s future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on the Company’s financial condition and results of operations.

In addition, the Company’s use of 3-D seismic requires greater pre-drilling expenditures than traditional drilling strategies. Although the Company believes that its use of 3-D seismic will increase the probability of success of its exploratory wells and should reduce average finding costs through the elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic and other traditional methods, unsuccessful wells are likely to occur.

The Company’s operations are subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down-hole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company maintains comprehensive

The Wiser Oil Company

insurance coverage, including a $2.0 million general liability insurance policy and a $25.0 million excess liability policy. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in comparable operations, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

Title to Properties

The Company’s land department and contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company’s properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other inchoate burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. At December 31, 2002, the Company’s leaseholds for approximately 23% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Governmental Regulation

The Company’s operations are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, oil and gas production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company’s cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws and regulations.

United States. Sales of natural gas by the Company are not regulated and are generally made at market prices. However, the Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Sales of the Company’s natural gas currently are made at uncontrolled market prices, subject to applicable contract provisions and price fluctuations which normally attend sales of commodity products. The FERC’s jurisdiction over natural gas transportation was unaffected by the Decontrol Act. While sales by producers of natural gas, and all sales of crude oil, condensate and NGLs, can currently be made at uncontrolled market prices, Congress could re-enact prices controls in the future.

The Wiser Oil Company

Since the mid-1980’s, the FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. Such orders mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. Further, they have eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas, and have substantially increased competition and volatility in natural gas markets.

While the Company cannot predict what action the FERC will take on these or related matters in the future, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

The Company’s gathering operations are subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of facilities. Pipeline safety issues have recently been the subject of increasing focus in various political and administrative arenas at both the state and federal levels. The Company believes its operations, to the extent they may be subject to current gas pipeline safety requirements, comply in all material respects with such requirements. The Company cannot predict what effect, if any, the adoption of this or other additional pipeline safety legislation might have on its operations, but the industry could be required to incur additional capital expenditures and increased costs depending upon future legislative and regulatory changes.

The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of certain states limit the rate at which oil and gas can be produced from the Company’s properties. However, the Company does not believe it will be affected materially differently by these statutes and regulations than any other similarly situated oil and gas company.

Canada. In Canada producers of oil negotiate sales contracts directly with oil purchasers, with the result that sales of oil are generally made at market prices. The price of oil received by the Company depends in part on oil quality, prices of competing fuels, distance to market, the value of refined products and the supply/demand balance. Oil exports may be made pursuant to export contracts with terms not exceeding one year in the case of light crude, and not exceeding two years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board (“NEB”). Any oil export to be made pursuant to a contract of a longer duration requires an exporter to obtain an export license from the NEB and the issue of such license requires the approval of the Governor General in Council.

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

The Wiser Oil Company

From time to time the government of Alberta has established incentive programs that have included royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and gas exploration or enhanced production projects. For example, a producer of oil or gas is entitled to a credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit (“ARTC”) program. The ARTC program provides a rebate on Crown royalties paid in respect of eligible producing properties. The ARTC program is based on a price-sensitive formula, and the ARTC rate currently varies between 25% and 75% of the royalty otherwise payable on production. The ARTC rate is currently applied to a maximum of $2.0 million of Alberta Crown royalties otherwise payable by each producer or associated group of producers in each tax year. The rate is established quarterly based on average “par price,” as determined by the Alberta Department of Energy for the previous quarterly period. Producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible for ARTC.

Environmental Matters

The Company’s operations and properties are subject to extensive and changing federal, state, provincial and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from the Company’s operations. The permits required for various of the Company’s operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company. The impact of such changes, however, would not likely be any more burdensome to the Company than to any other similarly situated oil and gas company.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The Company generates typical oil and gas field wastes, including hazardous wastes, that are subject to the federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by the Company’s oil and gas operations that are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes,” and therefore be subject to more rigorous and costly operating and disposal requirements.

The Wiser Oil Company

The Oil Pollution Act (“OPA”) imposes a variety of requirements on responsible parties for onshore and offshore oil and gas facilities and vessels related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The “responsible party” includes the owner or operator of an onshore facility or vessel or the lessee or permittee of, or the holder of a right of use and easement for, the area where an onshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes financial responsibility requirements. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

The Company’s Canadian operations are also subject to environmental regulation pursuant to local, provincial and federal legislation. Canadian environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in association with certain oil and gas industry operations and can affect the location of wells and facilities and the extent to which exploration and development is permitted. In addition, legislation requires that well and facilities sites be abandoned and reclaimed to the satisfaction of provincial authorities. In most cases, an environmental assessment and review is required prior to initiating exploration or development projects or undertaking significant changes to existing projects. A breach of such legislation may result in the imposition of fines and issuance of clean-up orders. Environmental legislation in Alberta has recently undergone a major revision and has been consolidated in the Environmental Protection and Enhancement Act. Under the new Act, environmental standards and compliance for releases, clean-up and reporting are stricter. Also, the range of enforcement actions available and the severity of penalties have been significantly increased. These changes will have an incremental effect on the cost of conducting operations in Alberta.

The Company owns, leases or operates numerous properties that for many years have produced or processed oil and gas. The Company also owns and operates natural gas gathering, transportation and processing systems. It is not uncommon for such properties to be contaminated with hydrocarbons or polychlorinated biphenyls. Although the Company or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons, polychlorinated biphenyls or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require the Company to remove any such wastes or to remediate the resulting contamination. In addition, some of the Company’s properties are operated by third parties over whom the Company has no control. Notwithstanding the Company’s lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

Abandonment Costs

The Company is responsible for payment of plugging and abandonment costs on its oil and gas properties pro rata to its working interest. Based on its experience, the Company anticipates that the ultimate aggregate salvage value of lease and well equipment located on its properties will substantially offset the costs of abandoning such properties. There can be no assurance, however, that the Company will be successful in avoiding additional expenses in connection with the abandonment of any of its properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

In accordance with Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, the Company estimates future abandonment cost are in the range of $5 to $6 million. See Note 1 to the Company’s Consolidated Financial Statements.

Employees

At March 24, 2003, the Company employed 74 full-time employees; 7 were executive officers, 41 were professional and administrative personnel and 26 were field personnel. Of the total employees, 53 were located in the United States and 21 were located in Canada. At March 24, 2003, none of the Company’s employees were represented by a labor union. The Company considers its relations with its employees to be good.

The Wiser Oil Company

Facilities

The Company’s principal executive and administrative offices are located at 8115 Preston Road, Suite 400, Dallas, Texas. The offices contain approximately 15,200 square feet of space and are leased through June 30, 2003. Rental payments are approximately $30,000 per month. The office of the Company’s Canadian subsidiary, The Wiser Oil Company of Canada, is located at 645 7th Avenue, S.W., Suite 2550, Calgary, Alberta. This office contains approximately 14,000 square feet of space and is leased through December 20, 2003. Rental payments are approximately $20,000 per month.

Glossary of Oil and Gas Terms

The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this Report.

“Bbl” means a barrel of 42 U.S. gallons.

“Bcf” means billion cubic feet.

“BOE” means barrels of oil equivalent, converting volumes of natural gas to oil equivalent volumes using a ratio of six Mcf of natural gas to one Bbl of oil.

“completion” means the installation of permanent equipment for the production of oil or gas.

“development well” means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

“dry hole” or “dry well” means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

“exploratory well” means a well drilled to find and produce oil or gas reserves not classified as proved, to find a new production reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

“farm-in” means an agreement pursuant to which the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in.”

“gas” means natural gas.

“gross” when used with respect to acres or wells, refers to the total acres or wells in which the Company has a working interest.

“infill drilling” means drilling of an additional well or wells provided for by an existing spacing order to more adequately drain a reservoir.

“MBbl” means thousand Bbls.

“MBOE” means thousand BOE.

“Mcf” means thousand cubic feet.

“MMBOE” means million BOE.

The Wiser Oil Company

“MMBtu” means one million British Thermal Units. British Thermal Unit means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

“MMcf” means million cubic feet.

“net” when used with respect to acres or wells, refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

“net production” means production that is owned by the Company less royalties and production due others.

“NGL” means natural gas liquid.

“operator” means the individual or company responsible for the exploration, development and production of an oil or gas well or lease.

“Present Value” when used with respect to oil and gas reserves, means the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation (except to the extent a contract specifically provides otherwise), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

“productive wells” or “producing wells” consist of producing wells and wells capable of production, including wells waiting on pipeline connections.

“proved developed reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“proved reserves” means the estimated quantities of crude oil, natural gas and NGLs which upon analysis of geological and engineering data appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

(i)	Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(ii)	Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

The Wiser Oil Company

(iii)	Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (B) crude oil, natural gas and NGLs, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil, natural gas, and NGLs, that may occur in undrilled prospects; and (D) crude oil, natural gas and NGLs that may be recovered from oil shales, coal, gilsonite and other such resources.

“proved undeveloped reserves” means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

“recompletion” means the completion for production of an existing well bore in another formation from that in which the well has been previously completed.

“reserves” means proved reserves.

“reservoir” means a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

“royalty” means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

“2-D seismic” means an advanced technology method by which a cross-section of the earth’s subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

“3-D seismic” means an advanced technology method by which a three dimensional image of the earth’s subsurface is created through the interpretation of reflection seismic data collected over surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

“working interest” means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

“workover” means operations on a producing well to restore or increase production.

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

The Company has filed proofs of claims against Enron North America (“ENA”) and Enron Corporation to collect $6,872,000 owed the Company under hedging contracts. Based on the uncertainty of collecting this amount from Enron, the Company decided to write-off the full amount at December 31, 2001. ENA is a wholly-owned subsidiary of Enron Corporation and Enron Corporation has provided the Company with a guarantee on behalf of ENA of up to $10 million. A secondary market for the purchase and sale of claims against ENA and Enron Corporation (jointly “Enron”) has developed. Periodically, the Company has discussed with several market participants selling its claims. The Company is currently negotiating to sell its claims against Enron to a third party. If a sale is concluded, any proceeds received from the sale of its claims will be recognized in the year received.

In January 2002 the Company was notified by a gas marketing company that it would not pay the Company approximately $730,000 owed to Wiser for its November 2001 gas sales because the gas marketing company claimed it had not been paid by Enron Corporation. The Company believes that the gas marketing company has no basis under the gas sales contract to withhold payment and the Company filed suit against the gas marketing company in 2002 to recover the $730,000 plus court costs.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 2002.

The Wiser Oil Company

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock is traded on the New York Stock Exchange under the symbol WZR.

The quarterly high and low sales prices and dividends per share of Common Stock during the two years ended December 31, 2002, were as follows:

	High	Low	Dividends
2002
First Quarter	$5.65	$5.35	$0.00
Second Quarter	6.85	3.20	0.00
Third Quarter	4.18	3.00	0.00
Fourth Quarter	3.49	2.15	0.00
2001
First Quarter	$7.69	$4.63	$0.00
Second Quarter	10.10	5.08	0.00
Third Quarter	7.24	4.25	0.00
Fourth Quarter	6.24	4.55	0.00

At March 24, 2003, there were 9,473,929 shares of Common Stock outstanding held by approximately 652 shareholders of record and approximately 4,200 beneficial owners.

Each share of Common Stock also represents one preferred stock purchase right which entitles the holder thereof to purchase from the Company one-one thousandth of a share (a “Unit”) of Series B Preferred Stock of the Company at an exercise price of $72.00 per Unit.

On December 10, 1998, the Board of Directors approved a cost reduction plan which included suspending payments of cash dividends on the Company’s common stock.

The Company has two equity compensation plans, the 1991 Stock Incentive Plan and the 1991 Non-Employee Directors’ Plan. The Stockholders have approved both plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	981,325	$10.90	318,675

The Wiser Oil Company

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company are derived from information contained in the Company’s consolidated financial statements. The selected consolidated financial and operating data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Report. For additional information about accounting changes, see Note 1 to the financial statements, effective January 1, 2001, describing the Company’s change of its method of accounting for derivative instruments and hedging transactions. For additional information about business combinations, see Note 3 to the financial statements, describing the Company’s acquisition of Invasion Energy Inc. For additional information on property sale gains, see “Results of Operations” in Item 7, describing the Asset Exchange Agreement entered into between Wiser Canada and Talisman Energy, Inc. dated June 29, 2001.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Income Statement Data (000’s except per share amounts):
Revenues:
Oil and gas sales	$76,775	$80,344	$67,016	$47,602	$59,197
Dividends and interest	163	1,245	1,794	739	269
Property sale gains	2,296	9,527	74	3,555	615
Other	253	454	849	898	1,327

Total revenues	79,487	91,570	69,733	52,794	61,408

Costs and expenses:
Production and operating	30,023	28,404	24,125	21,111	26,529
Loss on derivatives	14,144	2,094	—	—	—
Purchased natural gas	—	—	—	336	1,440
Depreciation, depletion and amortization (“DD&A”)	30,257	19,388	15,637	17,663	25,811
Property impairments	9,915	2,490	680	2,214	3,838
Exploration	21,317	7,542	3,792	7,059	15,328
General and administrative	9,558	8,082	8,720	6,816	10,571
Interest expense	14,328	13,364	12,659	13,310	13,097

Total costs and expenses	129,542	81,364	65,613	68,509	96,614

Income (loss) before income taxes	(50,055)	10,206	4,120	(15,715)	(35,206)
Income tax expense (benefit)	(4,658)	158	—	(859)	(10,740)

Net income (loss)	$(45,397)	$10,048	$4,120	$(14,856)	$(24,466)

Average outstanding shares (000’s) (1)	9,333	9,161	8,963	8,952	8,952
Basic earnings (loss) per share	$(5.59)	$0.67	$0.39	$(1.66)	$(2.73)
Diluted earnings (loss) per share	$(5.59)	$0.67	$0.37	$(1.66)	$(2.73)
Cash dividends per share	$0.00	$0.00	$0.00	$0.00	$0.12

Other Financial Data (000’s):
Operating cash flows	$13,213	$24,953	$17,230	$6,572	$(3,523)
Capital expenditures	38,539	75,146	19,980	8,327	29,980

Balance Sheet Data – end of period (000’s):
Cash and cash equivalents	$3,590	$12,659	$34,144	$21,447	$2,779
Working capital (2)	(7,008)	13,992	35,171	17,875	(19,911)
Net property and equipment	203,213	222,149	156,289	156,811	207,414
Total assets	222,207	257,275	212,234	193,564	225,929
Long-term debt	152,516	143,463	124,600	124,526	124,452
Stockholders’ equity	36,291	84,710	70,202	53,979	66,210

The Wiser Oil Company

	Year Ended December 31,
	2002	2001	2000	1999	1998
Reserve and Operating Data:
Production and volumes:
Oil and NGLs (MBbl)	1,892	1,743	1,719	1,933	2,715
Gas (MMcf) (3)	12,450	9,999	8,938	10,248	14,364
BOE (000’s) (3)	3,967	3,410	3,209	3,641	5,109
Weighted average sales prices (4):
Oil (per Bbl)	$23.07	$24.27	$21.69	$15.18	$12.46
Gas (per Mcf)	2.69	3.85	3.31	1.83	1.84
NGLs (per Bbl)	19.11	20.32	22.19	13.01	9.25
BOE (per Bbl)	19.35	23.56	20.88	11.59	11.59
Selected expenses per BOE (5):
Lease operating	$6.79	$7.26	$6.36	$5.07	$4.45
Production taxes	0.78	1.07	1.16	0.77	0.84
DD&A	7.63	5.69	4.87	4.88	5.15
General and administrative	2.41	2.37	2.72	1.88	1.96
Proved reserves (end of year) (6):
Oil and NGLs (MBbls)	16,715	19,084	24,491	25,430	27,988
Gas (MMcf)	109,020	97,973	76,108	69,993	119,981
BOE (MBbls)	34,885	35,413	37,176	37,095	47,985
Estimated future net revenues before income taxes (000’s)	$585,338	$288,282	$915,495	$419,668	$218,969
Present Value (000’s)	323,126	160,878	500,606	222,539	123,831
Standardized Measure (000’s) (7)	254,557	139,361	360,876	176,916	113,232
Weighted average prices (end of year) (6)(8):
Oil (per Bbl)	$29.12	$17.24	$25.18	$23.76	$10.39
Gas (per Mcf)	4.04	2.26	9.72	1.99	1.98
NGLs (per Bbl)	22.73	16.61	21.53	19.11	8.44

(1)	Basic earnings per share is calculated without including dilutive effect of common stock equivalents consisting of stock options, convertible preferred stock and warrants. See Note 14 to the Company’s Consolidated Financial Statements.
(2)	Working capital represents the difference between current assets and current liabilities.
(3)	Calculated by including volumes of natural gas purchased for resale as follows: 2002 – 0 MMcf, 2001 – 0 MMcf, 2000 – 0 MMcf, 1999 – 148 MMcf and 1998 – 608 MMcf.
(4)	Reflects results of hedging activities. See Item 7A –“Quantitative and Qualitative Disclosures about Market Risk.”
(5)	Calculated without including volumes of natural gas purchased for resale.
(6)	Estimates of proved reserves and future net revenues from which Present Values discounted at 10% are derived are based on year end prices of oil and gas held constant (except to the extent a contract specifically provides otherwise) in accordance with SEC regulations.
(7)	The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure of Discounted Future Net Cash Flows.
(8)	Year-end prices used to estimate proved reserves and future net revenues from which Present Values are derived. See footnotes 6 and 7 above.

The Wiser Oil Company

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s historical financial position and results of operations for each year in the three-year period ended December 31, 2002. The Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

General

The Company’s future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. At December 31, 2002, the Company’s proved reserves were comprised of approximately 82% proved developed reserves. If the Company is unable to economically acquire or find significant new reserves for development and exploitation, the Company’s oil and gas production, and thus its revenues, would decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company’s control, such as economic, political and regulatory developments and competition from foreign and other sources of energy. The oil and gas markets have historically been very volatile. In particular, gas prices in the first quarter of 2001 were at unusually high levels, but experienced a sharp decline in the fourth quarter of 2001. During 2002 and the first quarter 2003, oil and gas prices have increased significantly. Any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company’s financial condition and results of operations, and could result in a reduction in the carrying value of the Company’s proved reserves and adversely affect its access to capital.

In 2000 and 2001, the Company received $23.7 million in proceeds from the sale of convertible preferred stock. On May 26, 2003, the convertible preferred stock will mandatorily convert into 5.9 million shares of common stock. The Company currently has no plans to raise capital through the issuance of securities.

Critical Accounting Policies

The Company follows the “successful efforts” method of accounting for its oil and gas properties. Under this method of accounting, the capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized in exploration expense. The Company makes these assessments based on estimates of future oil and gas prices and considers such other factors as exploratory drilling results, future drilling plans and the lease expiration terms when assessing unproved properties for impairment. Accordingly, any change in these estimates or factors could materially impact exploration expense.

The Company’s financial position and results of operations are materially effected by changes in oil and gas prices. The Company makes estimates of future oil and gas prices to determine the need for an impairment of capitalized costs of proved oil and gas properties under Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to assess the need for an impairment of capitalized costs of proved oil and gas properties and the costs of wells and related equipment and facilities on a property-by-property basis. At December 31, 2002 the weighted average oil and gas prices used for impairment assessment purposes were $25.10 per barrel and $3.80 per Mcf, respectively. Applying SFAS No. 144, the Company recognized non-cash property impairment charges of $9.9 million in 2002, $2.5 million in 2001 and $0.7 million in 2000. Accordingly, a significant reduction in oil and gas prices used to estimate future oil and gas revenues for impairment purposes could materially impact impairment expense.

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

The Company enters into various hedging arrangements with respect to portions of its oil, natural gas and NGL production to achieve a more predictable cash flow and to reduce exposure to price fluctuations. Net income and cash flows from operating activities can be significantly affected by the Company’s hedging activities if oil and gas prices change significantly during the hedging period.

The Wiser Oil Company

The Company does not have any significant transactions with related parties.

Results of Operations

Comparison of 2002 to 2001

Acquisitions in 2001

On May 22, 2001, the Company acquired 100% of the outstanding common stock of Invasion Energy Inc. (“Invasion”) through its wholly-owned subsidiary The Wiser Oil Company of Canada (“Wiser Canada”). The total purchase price was $37.5 million, which was financed with $22.6 million of cash and $14.9 million of borrowings by Wiser Canada under its credit facility. The following table sets forth the production, oil and gas revenues, production and operating expenses, DD&A and interest expense related to the Invasion acquisition for the year ended December 31, 2001 (000’s):

Gas production (Mcf)	2,169
BOE production (Bbls)	362

Oil and gas revenues	$7,532
Production and operating expenses	1,667
DD&A	2,576
Interest expense	514

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

Revenues

Oil and gas sales decreased $3.6 million or 4% to $76.8 million in 2002 from $80.3 million in 2001, due primarily to lower gas prices received in 2002. Oil sales for 2002 were $41.8 million, $2.6 million higher than 2001, as net oil production for 2002 was 1,811,000 barrels, up 196,000 barrels or 12% from 1,615,000 barrels in 2001. The average price received for oil sales in 2002 was $23.07 per barrel, down $1.20 per barrel or 5% from 2001. The increase in oil production is attributable primarily to production from the Hayter field in Canada which was 296,000 barrels higher than 2001 while oil production at the Maljamar field was 83,000 barrels lower than 2001. Gas sales for 2002 were $33.5 million, down $5.1 million from 2001 due to lower realized prices which were partially offset by higher gas production. The average price received for gas sales during 2002 was $2.69 per Mcf, a decrease of $1.16 per Mcf or 30% from 2001. Gas production for 2002 was 12,450 MMCF, up 2,451 MMCF or 25% from 2001. The increase in gas production was attributable primarily to Invasion Energy Inc. (“Invasion”), which was acquired in May 2001 and produced 3,244 MMCF in 2002 compared to 2,169 MMCF in 2001. In addition, new production from the Gulf of Mexico added 701 MMCF in 2002. NGL sales for 2002 were $1.5 million, down $1.1 million from 2001 due to both lower average prices received and lower production. The average price received for NGL sales in 2002 was $19.11 per barrel, a decrease of $1.21 per barrel or 6% from 2001. NGL production in 2002 was 47,000 barrels lower than 2001 due primarily to declining production at the Wellman field. Oil and gas sales were increased by $0.8 million in 2002 from the amortization of other comprehensive income associated with the Company’s hedging activities. In 2001, oil and gas sales were increased by $4.5 million from the Company’s hedging activities. On an equivalent unit basis, total production increased 16% to 3,967 MBOE in 2002 from 3,410 MBOE in 2001.

Interest income decreased 87% to $0.2 million in 2002 from $1.2 million in 2001 due to lower average cash balances and lower interest rates in 2002.

The Wiser Oil Company

Gain on sales of properties was $2.3 million in 2002 compared to $9.5 million in 2001. The $2.3 million gain in 2002 was attributable primarily to the sale of the Provost properties in Canada and the $9.5 million gain was due primarily to the Asset Exchange Agreement in June 2001.

Costs and Expenses

Production and operating expense for 2002 increased $1.6 million or 6% from 2001 and, on a BOE basis, decreased to $7.57 per BOE or 9% from $8.33 per BOE in 2001. The increase in production and operating expense was attributable primarily to the Hayter field, which was $2.3 million higher in 2002 than 2001, and Invasion, acquired in May 2001, which was $1.9 million higher in 2002 than 2001. Offsetting this increase was lower production and operating expense at the Wellman field, which was $2.2 million lower in 2002 than 2001 due primarily to reduced CO2 purchases. In addition, lower oil and gas prices led to decreased production taxes in 2002 which were $0.6 million lower than 2001.

Loss on derivatives for 2002 increased $12.0 million or 575% from $2.1 million in 2001 due to both higher volumes of oil and gas hedged and higher NYMEX settlement prices. The Company paid $8.4 million of hedge cash settlements in 2002.

Depreciation, depletion and amortization, (“DD&A”) for 2002, increased $10.9 million or 56% from 2001 due primarily to the Invasion acquisition and new production from the Gulf of Mexico.

Impairment expense was $9.9 million in 2002 compared to $2.5 million in 2001. The Company recognized an impairment of $9.5 million in the third quarter of 2002 for the Wellman Unit in Terry County, Texas. The impairment resulted from a decision by the Company to discontinue the tertiary recovery of oil in this field and sell the CO2 to a third party. The Company has recently executed a CO2 sales contract with a third party and expects to begin selling CO2 in the second quarter of 2003. In 2001, the Company recognized impairment expense of $1.0 million in the U.S. for the Kinally #1 well in South Texas and $1.5 million in Canada for several small properties. The Kinally #1 was drilled in 2001 and, after several months of production, the estimated proved reserves were substantially reduced which resulted in the impairment expense.

Exploration expense increased $13.8 million to $21.3 million in 2002 from $7.5 million in 2001. Abandoned lease expense increased $9.7 million to $12.6 million in 2002 from $2.9 million in 2001 as a result of increased exploration activity in both the U.S. and Canada. Dry hole expense increased $3.4 million to $5.7 million in 2002 from $2.3 million in 2001.

General and administrative expense (“G&A”) in 2002 was $9.6 million, up $1.5 million from $8.1 million in 2001 due primarily to increased payroll costs and legal expense associated with the Company’s legal proceedings against Enron North America (“Enron”). G&A per BOE increased 2% to $2.41 per BOE in 2002 from $2.37 per BOE in 2001.

Interest expense in 2002 was $14.3 million, up $1.0 from 2001 due to borrowings under the Credit Agreement for the Invasion acquisition and for development activities.

Income tax expense for 2002 was a deferred tax benefit of $4.7 million compared to $0.2 million tax expense in 2001 for Canadian income taxes associated with Invasion. The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $42.4 million at December 31, 2002 and $21.8 million at December 31, 2001. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At December 31, 2002 and 2001, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes. Accordingly, no U.S. Federal income tax expense was recognized in 2002, and income tax benefits were recognized in 2001 only to the extent of the Company’s existing deferred income tax liability.

Net loss available for common stock was $52.2 million and basic loss per share was $5.59 in 2002 compared to net income available for common stock of $6.2 million and basic net earnings per share of $0.67 in 2001.

The Wiser Oil Company

Comparison of 2001 to 2000

Recapitalization in 2000

In May 2000, the Company received $13.7 million in net proceeds from the sale of 600,000 shares of convertible preferred stock to Wiser Investment Company, LLC and its affiliates (“WIC”). In June 2001, the Company received $10.0 million in net proceeds from the sale of an additional 400,000 shares of convertible preferred stock to affiliates of WIC. See Note 13 to the Company’s Consolidated Financial Statements for additional information about the convertible preferred stock. The convertible preferred stock is convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $4.25 per common share.

In connection with the sale of the preferred stock, three of the Company’s four officers ended their employment in 2000 and the Company recognized $2.2 million of expense related to such terminations which is included in general and administrative expense in the Consolidated Statements of Income.

Revenues

Oil and gas sales increased $13.3 million or 20% to $80.3 million in 2001 from $67.0 million in 2000, due to the Invasion acquisition and higher oil and gas prices in 2001. Oil sales for 2001 were $6.5 million higher than 2000 as the average price received for oil sales in 2001 was $24.27 per barrel, up $2.58 per barrel or 12% from 2000. Net oil production for 2001 was 1,615,000 barrels, up 110,000 barrels or 7% from 1,505,000 barrels in 2000. The increase in oil production was attributable primarily to the Evi-Loon field acquired in June 2001 under the Asset Exchange Agreement. Gas sales for 2001 were $8.9 million higher than 2000 with $7.5 million of the increase attributable to the Invasion acquisition. The remaining $1.4 million increase was due to higher average gas prices received in 2001 offset by lower gas production. The average price received for gas sales in 2001 was $3.85 per Mcf, an increase of $0.54 per Mcf or 16% from 2000. Net gas production for 2001 was 9,999 MMCF, including 2,169 MMCF gas production from Invasion. Excluding Invasion, net gas production in 2001 was 7,830 MMCF, down 1,108 MMCF or 12% from 2000. Net gas production was down 817 MMCF in the U.S. primarily at the San Juan, South Texas and Dimmitt/Slash Ranch properties. Net gas production was down 291 MMCF in Canada (excluding Invasion) primarily due to the sale of the Pine Creek, Portage, Groat, Windfall and Sunchild fields under the Asset Exchange Agreement in June 2001. NGL sales for 2001 were $2.1 million lower than 2000 due to both lower average prices received and lower production. The average price received for NGL sales in 2001 was $20.32 per barrel, a decrease of $1.87 per barrel or 8% from 2000. NGL production in 2001 was 86,000 barrels lower than 2000 due primarily to declining production at the Wellman field and the sale of the Pine Creek, Portage, Groat, Windfall and Sunchild fields under the Asset Exchange Agreement in June 2001. The Company’s hedging activities increased oil and gas sales by $4.5 million in 2001 and reduced oil and gas sales in 2000 by $11.8 million. On an equivalent unit basis, total production increased 6% to 3,410 MBOE in 2001 from 3,209 MBOE in 2000.

Interest income decreased 33% to $1.2 million in 2001 from $1.8 million in 2000 due to lower average cash balances and lower interest rates in 2001.

Gain on sales of properties was $9.5 million in 2001 compared to $0.1 million in 2000 due to the Asset Exchange Agreement in June 2001.

Costs and Expenses

Production and operating expense for 2001 increased $4.3 million or 18% from 2000 and, on a BOE basis, increased to $8.33 per BOE or 11% from $7.52 per BOE in 2000. The Invasion acquisition increased production and operating expense by $1.7 million and other Canadian fields, primarily Hayter and Evi Loon, were $1.3 million higher than 2000. Production and operating expense in the U.S. in 2001 was $1.3 million higher than 2000 primarily at the Dimmitt/Slash Ranch, San Juan and South Texas fields.

Depreciation, depletion and amortization, (“DD&A”) for 2001, increased $3.7 million or 24% from 2000 due to the Invasion acquisition and a reduction in reserves for the Maljamar and Wellman properties.

The Wiser Oil Company

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

General and administrative expense (“G&A”) in 2001 was $8.1 million, down $0.6 million from $8.7 million in 2000. G&A expense in 2000 includes $2.2 million of officer termination expense associated with the recapitalization in May 2000. Excluding the $2.2 million officer termination expense, G&A expense in 2001 was up $1.6 million from 2000 due primarily to the Invasion acquisition, higher salaries and wages and higher contract labor expense. G&A per BOE decreased 13% to $2.37 per BOE in 2001 from $2.72 per BOE in 2000.

Income tax expense for 2001 was $0.2 million compared to no tax benefit or expense in 2000. The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $20.0 million at December 31, 2001 and $18.6 million at December 31, 2000. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At December 31, 2001 and 2000, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes. Accordingly, no U.S. Federal income tax expense was recognized in 2001, and income tax benefits were recognized in 2000 only to the extent of the Company’s existing deferred income tax liability. Canadian income tax expense of $0.2 million was recognized in 2001 related to the Invasion properties.

Net income available for common stock was $6.2 million and basic net earnings per share was $0.67 in 2001 compared to net income available for common stock of $3.5 million and basic net earnings per share of $0.39 in 2000.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

Liquidity

Virtually all of the Company’s exploration expenditures and a significant portion of its development expenditures are discretionary expenditures that are made based on current economic conditions and expected future oil and gas prices. The Company makes capital and exploration expenditures to develop and exploit existing oil and gas reserves as well as to acquire additional reserves through exploration or acquisition. The Company has significant flexibility in the timing of making capital expenditures on properties it operates and the Company may also choose not to participate in capital expenditures on properties operated by others. This flexibility allows the Company to adjust its annual capital and exploration levels according to the liquidity and the other sources of operating capital. The Company generally uses cash flows from operating activities as its primary source of funds for capital and exploration expenditures. The Company has also used borrowings under its credit facility to fund certain acquisitions and capital expenditures. In June 2001 and May 2000, the Company also issued preferred stock to provide additional sources of liquidity.

The Wiser Oil Company

The Company’s cash flows from operating activities are significantly effected by changes in oil and gas prices. Accordingly, the Company’s cash flows from operating activities would be significantly reduced by lower oil and gas prices, which would also reduce the Company’s capital and exploration expenditure levels. Lower oil and gas prices may also reduce the Company’s borrowing base under its credit facility and further reduce the Company’s ability to obtain funds. In addition, changes in oil and gas prices may require the Company to provide cash collateral under its hedging agreements which would also reduce its liquidity.

Following is a summary of contractual obligations and commercial commitments at December 31, 2002 (000’s):

		Payments due by Period
	Total	< 1 Year	1 –3 Years	4 –5 Years	> 5 Years
Long-term debt	$152,516	$—	$27,768	$124,748	$—
Operating leases	420	420	—	—	—

Total	$152,936	$420	$27,768	$124,748	$—

Enron Bankruptcy

Enron declared bankruptcy on December 2, 2001 and on December 31, 2002 Enron owed the Company $1.7 million in unpaid settlements of its hedging contracts for the months of November and December 2001. In addition, the claim amount against Enron of the Company’s forward hedging contracts for the year 2002, based on existing commodity prices, was $5.2 million. Based on the uncertainty of collecting either of these amounts from Enron, the Company decided to write-off the full amount of $6.9 million at December 31, 2002. Other comprehensive income at December 31, 2002 includes unrealized gains of $0.8 million on certain derivatives with Enron which were accounted for as cash flow hedges. These gains were reclassified into oil and gas revenues in 2002. The Company is currently negotiating to sell its claims against Enron. If a sale is concluded, any proceeds received from the sale of its claims will be recognized in the year received. See Note 11 to the Company’s Consolidated Financial Statements.

Cash flows

Operating cash flows in 2002 were $13.2 million, down $11.7 million from 2001. The decrease in operating cash flows was primarily attributable to lower oil and gas revenues, higher derivative losses and higher exploration expense.

Cash flows used in investing activities in 2002 included capital expenditures of $38.5 million, down $36.6 million from $75.1 million in 2001. The major components of capital expenditures for 2002 were$1.2 million for proved property acquisitions in Canada, $2.7 million for unproved property acquisition, $26.4 million for development activities and $8.2 million for exploration activities. The major components of capital expenditures for 2001 were $32.0 million for proved property acquisitions in Canada, $17.5 million for unproved property acquisition, $17.7 million for development activities and $7.9 million for exploration activities. The Company received $8.3 million in sales proceeds in 2002 associated with the sale of the Provost properties in Canada and two small non-strategic properties. The Company’s capital and exploration budget for 2003 is approximately $35.0 million.

Cash flows from financing activities in 2002 included $8.7 million of borrowings under the Company’s credit facility. Cash flows from financing activities in 2001 included $19.5 million (CDN$ 30.0 million) of borrowings under the Company’s credit facility and $10.0 million of net proceeds from the issuance of preferred stock in June 2001.

Financial Position

The Company funded its 2002 capital expenditures of $38.5 million with cash on hand at December 31, 2001, operating cash flows, borrowings under its credit facility and proceeds from property sales. Cash and cash equivalents decreased $9.1 million from $12.7 million at December 31, 2001 to $3.6 million at December 31, 2002. Working capital decreased $21.0 million from $14.0 million at December 31, 2001 to a deficit of $7.0 million at December 31, 2002. Net property and equipment decreased $18.9 million and total assets decreased $35.1 million during 2002 to $222.2 million at December 31, 2002. Stockholders’ equity decreased $48.4 million during 2002 to $36.3 million at December 31, 2002.

The Wiser Oil Company

At December 31, 2002, capitalization totaled $188.8 million and consisted of $152.5 million of total debt and $36.3 million of stockholders’ equity.

Capital Sources

Funding for the Company’s business activities has been provided by cash flow from operations, borrowings under the credit agreement and the issuance of preferred stock in June 2001 and May 2000. While the Company regularly engages in discussions relating to potential acquisitions of oil and gas properties, the Company has no current agreement or commitment with respect to any such acquisitions which would be material to the Company. Any future acquisitions may require additional financing and will be dependent upon financing arrangements available at the time.

On May 21, 2001 the Company entered into an $80 million revolving credit facility (“Revolver”) which matures on May 21, 2004. The aggregate borrowing base under the Revolver is $60 million and is allocated $40 million for general corporate purposes (Tranche A) and $20 million exclusively for acquisition of oil and gas properties (Tranche B). The $60 million aggregate borrowing base is also allocated $20 million for Canadian borrowings and $40 million for U.S. borrowings. The aggregate borrowing base is re-determined by the banks semi-annually starting in April 2002. At December 31, 2002, the Company had CDN$ 24.1 million (USD$ 15.3 million) of Canadian borrowings outstanding and $12.5 million of U.S. borrowings outstanding under Tranche A, leaving approximately $12.2 million available under the Revolver. The Tranche B portion is fully available. Available loan and interest options are (i) Prime Rate Loans, at the bank’s prime interest rate; (ii) Eurodollar Loans, at LIBOR plus 2.125%, 2.375% or 2.625% depending on the percentage of the borrowing base actually borrowed by the Company; (iii) Canadian Prime Rate Advances, at the Canadian bank’s prime interest rate; and (iv) Canadian Banker’s Acceptances, at the Canadian drawing fee rate. The average interest rate during the 2002 under the Revolver was 4.71%. The commitment fee on the unused borrowing base is 0.375%. The Revolver imposes certain restrictions on sales of assets, payment of dividends, incurring of indebtedness and requires the Company to maintain a minimum interest coverage ratio of 1.5 and a minimum working capital ratio of 1.1, as defined. Under the Revolver, there is no requirement to maintain restricted cash balances after May 21, 2001. At December 31, 2002, the Company was in compliance with all debt covenants.

The Company believes that cash flows from operations and borrowings under its credit facility will be sufficient to meet anticipated capital and exploration expenditure requirements (excluding any material property acquisitions) in 2003. If the Company’s cash flows from operations and borrowings are not sufficient to satisfy its capital and exploration expenditure requirements, there is no assurance that additional equity or debt financing will be available to meet such requirements.

Capital and Exploration Expenditures

The Company requires capital primarily for the acquisition, development and exploitation of, and the exploration for, oil and gas properties, the repayment of indebtedness and general working capital needs. During 2003, subject to market conditions and drilling and operating results, the Company expects to spend approximately $35.0 to $40.0 million on acquisition, development, exploitation and exploration activities.

Other Matters

Environmental and Other Regulatory Matters

The Company’s business is subject to certain federal, state, provincial and local laws and regulations relating to the development, exploitation, production and gathering of, and the exploration for, oil and gas, including those relating to the protection of the environment. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, compliance has not had a material adverse effect on the earnings or competitive position of the Company.

The Wiser Oil Company

NYSE Market Capitalization Standard

By letter dated December 23, 2002, the New York Stock Exchange (“NYSE”) informed the Company that its total market capitalization had fallen below $50 million over a 30 day trading period and its stockholders’ equity had fallen below $50 million. In accordance with the procedures set forth in the NYSE Listed Company Manual, the Company responded promptly acknowledging the issue and committing to a file a business plan within forty five days to demonstrate its meeting those capitalization standards within the prescribed 18 month period. On February 4, 2003, the Company sent a letter to the NYSE and attached its business plan to demonstrate its commitment to continuing its NYSE listing and setting forth steps to achieve by June 30, 2004, stockholders’ equity of $50 million and market capitalization over a thirty day period of time of $50 million.

The Company filed an addendum to update its business plan by letter dated March 7, 2003, based upon certain newly obtained year-end financial and reserve information. The Company’s market capitalization on December 31, 2002 was $52.6 million, based on 15.28 million shares of outstanding fully-diluted common stock, including its preferred stock as if it had converted into 5.88 million shares of common stock as required by May 26, 2003, and a closing price of $3.44. Stockholders’ equity as of December 31, 2002 calculated using unaudited financials was $36.3 million. On March 21, 2003, the NYSE accepted the Company’s business plan which approval requires the Company to file quarterly updates with the NYSE over the following 18-month period of time.

The Company has made financial projections in its business plan based on certain assumptions, including two commodity pricing scenarios: (a) a base or plan case of estimated average commodity prices for the year 2003 of $27.58 per barrel of oil and $4.25 per Mcf of gas (b) a NYMEX strip case as of March 7 with estimated average commodity prices for the year of 2003 of $33.00 per barrel of oil and $6.11 per Mcf of gas. Both cases included commodity prices of $29.00 per barrel of oil and $4.25 Mcf of gas in the first quarter of 2004 and $28.00 per barrel of oil and $4.00 per Mcf of gas in the second quarter of 2004. In both instances, the Company projects a return to minimum stockholders’ equity in 2004.

Because commodity prices are beyond the Company’s control, all financial projections developed by the Company are subject to wide variance due to, among other reasons, the recent volatility in underlying oil and gas prices. The Company’s operations are naturally not static. Accordingly, the business plan did not and cannot take into account many variables that directly affect its performance. A few such considerations include: unexpected increases or decreases in existing reserves due to natural causes; unexpected cost reductions and overruns in drilling, exploration and productions efforts; prices realized upon the purchase or disposition of oil and gas properties; interest and currency rate fluctuations affecting respectively floating bank debt and cross-border operations in Canada; and the availability or lack of opportunities in the capital markets for raising equity or increasing or refinancing the Company’s public debt.

Thus, the Company cannot guarantee its satisfaction of both NYSE stockholders’ and market capitalization standards by June 30, 2004, nor whether the NYSE will seek to de-list the Company’s stock if such are not met. In the event of such de-listing, the Company will likely seek to be listed on either the American Stock Exchange or NASDAQ. Prior to the Company’s being listed on the NYSE, it was listed on NASDAQ. If the Company’s Stock is de-listed from the NYSE, such a de-listing could result in a reduction in the price of the Company’s stock.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on January 1, 2003. Prior to January 1, 2003, the Company had provided for future abandonment costs by accruing estimated amounts as a component of Accumulated DD&A in the accompanying Consolidated Balance Sheets. At December 31, 2002, Accumulated DD&A includes $1,943,000 of accrued abandonment liability. Application of the new rules under SFAS No. 143 at January 1, 2003 is expected to result in an increase in net property, plant and equipment of approximately

The Wiser Oil Company

$8,000,000 to $10,000,000, recognition of a long-term asset retirement obligation of approximately $5,000,000 to $6,000,000, and a cumulative effect of adoption that will increase Stockholders’ Equity by approximately $3,000,000 to $4,000,000.

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report, including without limitation statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Business” and “Properties” regarding proved reserves, estimated future net revenues, Present Values, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells anticipated to be drilled and the Company’s financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company’s expectations are the volatility of oil and gas prices, the ability to acquire or find and successfully develop additional oil and gas reserves, the uncertainty of estimates of reserves and future net revenues, risks relating to acquisitions of producing properties, drilling and operating risks, general economic conditions, competition, domestic and foreign government regulations and other factors which are beyond the Company’s control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. The Company assumes no obligation to update any such forward-looking statements.

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

Interest Rate Risk

Total debt at December 31, 2002 included $124.7 million of fixed-rate debt and $27.8 million of floating-rate debt attributed to borrowings under the Revolver. As a result, the Company’s annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate (approximately 50 basis points) would be less than $0.01 million.

At December 31, 2002, the estimated fair value of the Company’s fixed-rate debt of $124.7 million was $93.8 million. The fixed-rate debt will mature in May 2007.

Commodity Price Risk

The Company has in the past entered into and may in the future enter into hedging arrangements with respect to portions of its oil, natural gas and NGL production to reduce its sensitivity to volatile commodity prices. The Company believes that hedging, although not free of risk, allows the Company to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, hedging arrangements limit the benefit to the Company of increases in the prices of the hedged commodity. Moreover, the Company’s hedging arrangements apply only to a portion of its production and provide only partial price protection against declines in prices. Such arrangements may expose the Company to risk of financial loss in certain circumstances. The Company expects that the amount of production it hedges will vary from time to time. During 2002, 2001, and 2000, the Company entered into various natural gas and crude oil forward sale agreements, natural gas price swaps and oil price collar agreements to hedge against price fluctuations. Oil and gas sales are adjusted for the effects of hedging transactions as the underlying hedged production is sold. Adjustments to oil and gas sales from the Company’s hedging activities resulted in an increase in revenues of $0.8 million and $4.5 million in 2002 and 2001, respectively, and a decrease of $11.8 million

The Wiser Oil Company

in 2000. In addition, the Company recognized a loss on derivatives of $14.1 million and $2.1 in 2002 and 2001, respectively. Based on December 31, 2002 NYMEX futures prices, the fair value of the Company’s hedging arrangements at December 31, 2002 was a net loss of $5.3 million. A 10% increase in both the oil price and the gas price would decrease this loss by $5.1 million to a loss of $0.2 million and a 10% decrease in both the oil price and the gas price would increase this loss by $5.4 million.

As of March 24, 2003 the Company’s hedging arrangements were as follows:

Crude Oil:	Daily Volume	Price per Bbl
January 1, 2003 to March 31, 2003	1,000 Bbls	$25.12
January 1, 2003 to March 31, 2003	1,000 Bbls	$27.00
January 1, 2003 to March 31, 2003 (1)	1,000 Bbls	$27.00 floor, $29.00 ceiling
January 1, 2003 to March 31, 2003	1,000 Bbls	$29.00
April 1, 2003 to June 30, 2003	2,000 Bbls	$26.00
April 1, 2003 to June 30, 2003	1,000 Bbls	$28.00
April 1, 2003 to June 30, 2003	1,000 Bbls	$27.10
July 1, 2003 to September 30, 2003	1,000 Bbls	$26.55
July 1, 2003 to September 30, 2003	1,000 Bbls	$27.51
July 1, 2003 to September 30, 2003	1,000 Bbls	$30.00
October 1, 2003 to December 31, 2003	1,000 Bbls	$27.00

Natural Gas:	Daily Volume	Price per MMBTU
January 1, 2003 to December 31, 2003(1)	10,000 MMBTU	$3.25 floor, $4.25 ceiling
January 1, 2003 to December 31, 2003	5,000 MMBTU	$4.01
January 1, 2003 to March 31, 2003	5,000 MMBTU	$4.31
April 1, 2003 to June 30, 2003	5,000 MMBTU	$4.00
July 1, 2003 to September 30, 2003	5,000 MMBTU	$4.115

(1)	These are “collar” hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. Also see Note 1 to the Company’s Consolidated Financial Statements included elsewhere in this Report. For 2003, the Company has hedged approximately 55% of its projected oil production and approximately 50% of its projected gas production.

None of the Company’s hedging activities at December 31, 2002 were designated as hedges under the terms of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity. Changes in the fair value of these arrangements are recognized in the consolidated statement of income as derivative gain or loss. Monthly cash settlements of these hedges are not included in the consolidated statement of income. The derivative loss for the net change in fair value at December 31, 2002 was $14,144,000.

The Company experienced hedging problems beyond its control in December 2001, when all of its attractively priced derivative positions for 2002 were lost for the foreseeable future as a result of the Chapter 11 bankruptcy of Enron North America Corp., which was its counterparty to those transactions. Not only did the Company lose the benefit of $6.9 million gain in its hedging position, but the fourth quarter 2001 and first quarter 2002 precipitous declines in commodity prices forced the Company into an unhedged, defensive posture. The Company feared that the lower prices being experienced in January and February 2002 would continue or fall throughout the remainder of 2002. However, gas and oil prices subsequently reversed their declines and the replacement 2002 positions resulted in a $14 million loss, in addition to the $6.9 million write-off of the lost, beneficial Enron hedges.

More generally, dramatic price volatility in the natural gas and oil markets has existed the past several years. In fact, the average quoted prices for natural gas hovered around the low levels of $2.10 per Mcf in January 2002, with the expectation of further decreases. However, the market price dramatically reversed in the summer months of last year, which lead natural gas to trade at its recent levels in excess of $5.40 per Mcf.

The Wiser Oil Company

The tables below disclose the trading activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at December 31, 2002, based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at December 31, 2002.

Fair value of contracts outstanding at the beginning of 2002	$400,000
Contracts realized or otherwise settled during 2002	(8,418,000)
Fair value of new contracts when entered into during 2002	—
Other changes in fair values	2,693,000

Fair value of contracts outstanding at the end of the 2002	$(5,325,000)

Source of Fair Value	Maturity in less than 1 year
Prices actively quoted	—
Prices provided by other external sources	$(5,325,000)
Prices based on models and other valuation methods	—

The Company only has non-exchange contracts that will mature in less than a year.

Foreign Currency Exchange Risk

The Company receives a substantial portion of its oil and gas revenues in Canadian dollars (47% in 2002 and 45% in 2001) and fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company’s financial condition and results of operations. The Company also borrows a portion of its funds under its credit facility in Canadian dollars. At December 31, 2002, outstanding borrowing were $24.1 million in Canadian dollars and $15.3 million in U.S. dollars. Fluctuations in the exchange rate of the Canadian dollar also impact Accumulated Other Comprehensive Income in Stockholders’ Equity on the Balance Sheet. At December 31, 2002, Accumulated Other Comprehensive Income included a loss of $6.0 million related to the Canadian dollar exchange rate. An increase in the Canadian dollar exchange rate of .01 would reduce this loss by $1.0 million and a decrease in the Canadian dollar exchange rate of .01 would increase this loss by $1.0 million.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Public Accountants, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-33 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Wiser Oil Company engaged the services of Ernst & Young LLP as its new independent auditors to replace Arthur Andersen LLP, effective April 3, 2002. For additional information, see the Company’s Current Report on Form 8-K dated April 3, 2002.

The Wiser Oil Company

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item will be contained in the Proxy Statement for the 2003 annual meeting of stockholders under the headings “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in the Proxy Statement for the 2003 annual meeting of stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in the Proxy Statement for the 2003 annual meeting of stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference. See “Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters”, which sets forth certain information with respect to the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions

The information required by this Item, if any, will be contained in the Proxy Statement for the 2003 annual meeting of stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Vice President of Finance (“VP-F”). Based on that evaluation, the CEO and VP-F, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of internal controls.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.	Financial Statements

The following documents are filed as part of this Report:

1.     Report of Independent Auditors

        Consolidated Statements of Income

        Consolidated Statements of Comprehensive Income

        Consolidated Balance Sheets

        Consolidated Statements of Changes in Stockholders’ Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

2.	Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

The Wiser Oil Company

B.	Reports on Form 8-K.

The Company filed a report on Form 8-K on April 11, 2002 disclosing under Item 4 thereof that on April 3, 2002, it dismissed its independent public accountant, Arthur Andersen LLP, and retained Ernst & Young LLP as its independent auditors with respect to the audit of the Company’s consolidated financial statements for its fiscal year ended December 31, 2002.

C.	Exhibits

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated.

Exhibit Numbers
3.1

Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.1a	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.2a	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.3

Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.4

Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4

Rights Agreement dated as of October 25, 1993 by and between the Company and The Chase Manhattan Bank (as successor to Chemical Bank), as Rights Agent, which includes as Exhibit 2 thereto the Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

4a

First Amendment to Rights Agreement dated as of October 25, 1993 by and between the Company and ChaseMellon Shareholder Services, L.L.C. (as successor to Chemical Bank), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8 –K (Commission File No. 0-5426), dated December 23, 1999 (Date of Event: December 13, 1999).

4.1

Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.2

Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.3	Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the

The Wiser Oil Company

Initial Purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.4

Credit Agreement dated June 23, 1994 among The Wiser Oil Company and The Wiser Oil Company of Canada, as Borrowers, and NationsBank of Texas, N.A. (NationsBank), as Agent, and Certain Financial Institutions Listed on the Signature Pages Thereto, as Banks, incorporated by reference to the Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated July 11, 1994 (Date of Event: July 11, 1994), as amended on Form 8-K/A filed on August 17, 1994.

4.5

First Amendment to Credit Agreement dated November 29, 1995 among The Wiser Oil Company and The Wiser Oil Company of Canada, as Borrowers, and NationsBank, as Agent, and Certain Financial Institutions Listed on the Signature Pages Thereto, as Banks, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.6

Second Amendment to Credit Agreement dated May 20, 1997 among The Wiser Oil Company and The Wiser Oil Company of Canada, Inc., as Borrowers, and NationsBank, as Agent, and Certain Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.7

Guaranty Agreement dated May 20, 1997, by Wiser Oil Delaware, Inc., in favor of NationsBank and PNC Bank, National Association (“PNC”), incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.8

Guaranty Agreement dated May 20, 1997, by Wiser Delaware LLC, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.9

Guaranty Agreement dated May 20, 1997, by The Wiser Marketing Company, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.10

Guaranty Agreement dated May 20, 1997, by The Wiser Oil Company of Canada, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.11

Guaranty Agreement dated May 20, 1997, by T.W.O.C., Inc., in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.13

Credit Agreement dated December 23, 1997 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

4.13a

First Amendment to Credit Agreement dated September 30, 1998 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

4.13b

Second Amendment to Credit Agreement dated January 11, 1999 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and The Financial Institutions Listed on the Signature Pages thereto, as Banks, incorporated by reference to Exhibit 4.13b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.15	Restated Credit Agreement dated May 10, 1999 among The Wiser Oil Company, as borrower, and Bank One Texas, N.A., as agent, and the Institutions as listed on the signature pages thereto, as Banks,

The Wiser Oil Company

incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

4.16

Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein.

10.3

Purchase and Sale Agreements made as of May 31, 1994 among Eagle Resources Ltd., Caneagle Resources Corporation, The Erin Mills Investment Corporation and The Wiser Oil Company, incorporated by reference to Exhibit 10 to the Company’s report on Form 8-K dated July 11, 1994 (Date of Event: July 11, 1994), as amended by Form 8-K/A filed on August 17, 1994.

10.3a

Purchase and Sale Agreement dated April 12, 1999 between Columbia Natural Resources, Inc. and The Wiser Oil Company, incorporated by reference to Exhibit 10.3a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.4†

Employment Agreement dated August 1, 1994 between the Company and Allan J. Simus, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.4a†

Amendment to Employment Agreement dated August 1, 1994 between the Company and Alan J. Simus dated March 22, 1996, incorporated by reference to Exhibit 10.4a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.4b†

Second Amendment to Employment Agreement dated August 1, 1994 between the Company and Alan J. Simus dated May 20, 1997, incorporated by reference to Exhibit 10.4a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.4c†

Third Amendment to Employment Agreement dated August 1, 1994 between the Company and Alan J. Simus dated January 1, 1999, incorporated by reference to Exhibit 10.4c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.4d†

Fourth Amendment to Employment Agreement dated August 4, 1994 between the Company and Alan J. Simus dated June 1, 1999, incorporated by reference to Exhibit 10.4d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.5

Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr., incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.5a†

Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr. dated June 1, 1994, incorporated by reference to Exhibit 10.5a to the Company’s Form 10-K for the year ended December 31, 1998.

10.5b†

Second Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr. dated May 20, 1997, incorporated by reference to Exhibit 10.5a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.5c†

Third Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup, Jr. dated January 1, 1999, incorporated by reference to Exhibit 10.5c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.5d†

Fourth Amendment to Employment Agreement dated July 1, 1991 between the Company and Andrew J. Shoup Jr. dated June 1, 1999, incorporated by reference to Exhibit 10.5d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

The Wiser Oil Company

10.6†

The Wiser Oil Company 1991 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 33-62441), filed on September 8, 1995.

10.6a†	Amendment to The Wiser Oil Company 1991 Stock Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-29973), filed on June 25, 1997.

10.7†

The Wiser Oil Company 1991 Non-Employee Directors’ Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-22525), filed on February 28, 1997.

10.8†

Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn, incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.8a†

Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated March 22, 1996, incorporated by reference to Exhibit 10.8a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.8b †

Second Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated May 20, 1997, incorporated by reference to Exhibit 10.8a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.8c†

Third Amendment to Employment Agreement dated November 1, 1993 between the Company and Lawrence J. Finn dated January 1, 1999, incorporated by reference to Exhibit 10.8c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.8d†

Fourth Amendment to Employment Agreement dated November 1, 1991 between the Company and Lawrence J. Finn dated June 1, 1999, incorporated by reference to Exhibit 10.8d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.9†

Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.9a†

Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated March 22, 1996, incorporated by reference to Exhibit 10.9a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.9b†

Second Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated May 20, 1997, incorporated by reference to Exhibit 10.9a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.9c†

Third Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated January 1, 1999, incorporated by reference to Exhibit 10.9c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.9d†

Fourth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated June 1, 1999, incorporated by reference to Exhibit 10.9d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.9e*

Fifth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated December 18, 2001, incorporated by reference to Exhibit 10.9e to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Wiser Oil Company

10.10†

Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.10a†

Amendment to Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson dated May 20, 1997, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.10b†

Second Amendment to Employment Agreement dated September 30, 1996 between the Company and Kent E. Johnson dated January 1, 1999, incorporated by reference to Exhibit 10.10b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.11†	The Wiser Oil Company Equity Compensation Plan For Non-Employee Directors, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.12	The Wiser Oil Company Savings Restoration Plan dated February 24, 1998, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.13	Retirement Restoration Plan dated March 23, 1995, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.14†	The Wiser Oil Company 1997 Share Appreciation Rights Plan dated as of August 19, 1997.

10.14a†	Amendment to the Wiser Oil Company 1997 Share Appreciation Rights Plan dated May 18, 1999.

10.15

Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of Event: March 10, 2000).

10.15a

Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 30, 2000 (Date of Event: November 21, 2001).

10.16

Amended and Restated Warrant Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of Event: March 10, 2000).

10.17†

Employment Agreement dated as of May 26, 2000 between the Company and George K. Hickox, Jr., incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,2000.

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

10.20

Warrant Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 7.3 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000

10.21	Subscription Agreement dated June 1, 2001 between the Company and Wiser Investments, L.P.

The Wiser Oil Company

10.22	Subscription Agreement dated June 1, 2001 between the Company and A. Wayne Ritter.

10.23	Warrant agreement dated June 1, 2001 between the Company and Wiser Investment Company, LLC.

10.24	Assignment of Rights as Purchaser dated June 1, 2001 among the Company, Wiser Investment Company, LLC, Wiser Investors, L.P. and A. Wayne Ritter.

16.1

Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 10, 2002 regarding the Wiser Oil Company’s disclosure in the Current Report on Form 8-K, incorporated by reference to Exhibit 16 of the Company’s report on Form 8-K (Commission File No. 0-5426), dated April 3, 2002.

21*	Subsidiaries of registrant.

23.1*	Consent of Independent Auditors

23.2*	Consent of DeGolyer and MacNaugton, Independent Petroleum Engineers.

23.3*	Consent of Gilbert Laustsen Jung Associates Ltd., Independent Petroleum Engineers.

99	Company’s letter to SEC re: Arthur Andersen LLP assurances.

99.1*	Certification by George K. Hickox, Jr., Chairman and Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification by Richard S. Davis, Vice President of Finance of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represent management compensatory plans or agreements.
*	Filed herewith.

The Wiser Oil Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31th day of March 2003.

THE WISER OIL COMPANY

By:	/s/ GEORGE K. HICKOX, JR.
George K. Hickox, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE K. HICKOX, JR. George K. Hickox, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ C. FRAYER KIMBALL, III C. Frayer Kimball, III	Director	March 31, 2003

/s/ RICHARD R. SCHREIBER Richard R. Schreiber	Director	March 31, 2003

/s/ A. W. SCHENCK, III A. W. Schenck, III	Director	March 31, 2003

/s/ SCOTT W. SMITH Scott W. Smith	Director	March 31, 2003

/s/ ERIC D. LONG Eric D. Long	Director	March 31, 2003

/s/ LORNE H. LARSON Lorne H. Larson	Director	March 31, 2003

/s/ RICHARD S. DAVIS Richard S. Davis	Vice President of Finance (Principal Financial and Accounting Officer)	March 31, 2003

The Wiser Oil Company

I, George K. Hickox, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of The Wiser Oil Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ GEORGE K. HICKOX, JR.
George K. Hickox, Jr. Chief Executive Officer

The Wiser Oil Company

I, Richard S. Davis, certify that:

1.	I have reviewed this annual report on Form 10-K of The Wiser Oil Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ RICHARD S. DAVIS
Richard S. Davis Vice President of Finance

THE WISER OIL COMPANY

Report of Independent Auditors

The Board of Directors and Stockholders

The Wiser Oil Company

We have audited the accompanying consolidated balance sheet of The Wiser Oil Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Wiser Oil Company as of December 31, 2001, and for the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 22, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wiser Oil Company and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of The Wiser Oil Company as of December 31, 2001, and for the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 1 for 2001 and 2000 included (a) agreeing the as reported and pro forma net income (loss), as reported and pro forma basic earnings (loss) per share, and as reported and pro forma diluted earnings (loss) per share to the previously issued financial statements, (b) agreeing the pro forma stock-based employee compensation expense (including any related tax effects) determined under a fair value method for all awards to the Company’s underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

ERNST & YOUNG LLP

Dallas, Texas,

February 28, 2003

Report of Independent Public Accountants

To the Shareholders of The Wiser Oil Company:

We have audited the accompanying consolidated balance sheets of The Wiser Oil Company (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Dallas, Texas,

March 22, 2002

Subsequent to the completion of the audit of the Company’s 2001 financial statements, Arthur Andersen LLP was convicted of obstruction of justice charges relating to a federal investigation of Enron Corporation and ceased operations as a public accounting firm. Accordingly, the report of independent public accountants included above is a copy of a report previously issued by Arthur Andersen. Arthur Andersen has not reissued its report for inclusion in this document.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(000’s except per share data)
Revenues:
Oil and gas sales	$76,775	$80,344	$67,016
Interest income	163	1,245	1,794
Gain on sales of properties	2,296	9,527	74
Other	253	454	849

	79,487	91,570	69,733

Costs and Expenses:
Production and operating	30,023	28,404	24,125
Loss on derivatives	14,144	2,094	—
Depreciation, depletion and amortization	30,257	19,388	15,637
Property impairments	9,915	2,490	680
Exploration	21,317	7,542	3,792
General and administrative	9,558	8,082	8,720
Interest expense	14,328	13,364	12,659

	129,542	81,364	65,613

Income (Loss) Before Income Taxes	(50,055)	10,206	4,120
Income Tax Expense (Benefit)	(4,658)	158	—

Net Income (Loss)	(45,397)	10,048	4,120
Preferred dividends	(1,750)	(1,460)	(633)
Amortization of preferred stock discount	(5,066)	(2,410)	—

Net Income (Loss) Available to Common Stock	$(52,213)	$6,178	$3,487

Earnings (Loss) Per Share (Note 14):
Basic	$(5.59)	$0.67	$0.39

Diluted	$(5.59)	$0.67	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(000’s )
Net income	$(45,397)	$10,048	$4,120
Other comprehensive income:
Foreign currency translation adjustment	948	(3,778)	(1,149)
Minimum pension liability adjustment	(2,069)	(2,183)	(167)
Net change in derivative fair value:
Cumulative effect of accounting change	—	(3,083)	—
Change in derivative fair value	—	1,870	—
Reclassification adjustments – contract settlements	(802)	2,013	—

Comprehensive income (loss)	$(47,320)	$4,887	$2,804

The accompanying notes are an integral part of these consolidated financial statements.

THE WISER OIL COMPANY

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2001	2001
	(000’s)
Assets
Current Assets:
Cash and cash equivalents	$3,590	$12,659
Accounts receivable	10,571	14,281
Inventories	299	555
Fair value of derivatives	—	1,346
Prepaid expenses	2,030	3,143

Total current assets	16,490	31,984

Property and Equipment, at cost:
Oil and gas properties (successful efforts method)	354,996	343,623
Other properties	3,961	4,023

	358,957	347,646
Accumulated depreciation, depletion and amortization	(155,744)	(125,497)

Net property and equipment	203,213	222,149
Other Assets	2,504	3,142

	$222,207	$257,275

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,223	$11,685
Fair value of derivatives	5,325	946
Dividends	441	221
Accrued liabilities	3,509	5,140

Total current liabilities	23,498	17,992

Pension Liability	3,299	—
Long-term Debt	152,516	143,463
Deferred Income Taxes	6,603	11,110
Stockholders’ Equity (Note 13):
Series C convertible preferred stock – $10 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2002 and 2001 – at $25 liquidation value per share	10,000	10,000
Common stock – $.01 par value; shares authorized – 30,000,000; shares issued – 9,625,959 at December 31, 2002 and 9,466,920 at December 31, 2001; shares outstanding – 9,401,855 at December 31, 2002 and 9,242,816 at December 31, 2001	96	94
Preferred stock discount, net of $7,476,000 and $2,410,000 amortization at December 31, 2002 and December 31, 2001, respectively	(2,530)	(7,596)
Paid-in capital	56,536	55,887
Retained earnings	(14,314)	37,899
Accumulated other comprehensive income	(10,534)	(8,611)
Treasury stock – 224,104 shares at cost, at December 31, 2002 and 2001	(2,963)	(2,963)

Total stockholders’ equity	36,291	84,710

	$222,207	$257,275

The accompanying notes are an integral part of these consolidated financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2002, 2001 and 2000

	2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount
	(000’s)		(000’s)		(000’s)
Series C convertible preferred stock, $10 par value:
Balance at beginning of period	1,000	$10,000	600	$6,000	—	$—
Issuance of preferred stock	—	—	400	4,000	600	6,000

Balance at end of period	1,000	10,000	1,000	10,000	600	6,000

Common stock, $0.01 par value:
Balance at beginning of period	9,467	94	9,209	92	9,128	27,385
Change in par value	—	—	—	—	—	(27,293)
Common stock issued as preferred dividend	159	2	258	2	81	—

Balance at end of period	9,626	96	9,467	94	9,209	92

Preferred stock discount:
Balance at beginning of period		(7,596)		—		—
Issuance of preferred stock		—		(10,006)		—
Amortization of preferred stock discount		5,066		2,410		—

Balance at end of period		(2,530)		(7,596)		—

Paid-in capital:
Balance at beginning of period		55,887		38,568		3,223
Issuance of preferred stock		—		6,000		7,675
Beneficial conversion option		—		9,192		—
Common stock issued as preferred dividend		649		1,314		368
Issuance of warrants		—		813		9
Change in par value		—		—		27,293

Balance at end of period		56,536		55,887		38,568

Retained earnings:
Balance at beginning of period		37,899		31,721		28,234
Net income (loss)		(45,397)		10,048		4,120
Dividends on preferred stock		(1,750)		(1,460)		(633)
Amortization of preferred stock discount		(5,066)		(2,410)		—

Balance at end of period		(14,314)		37,899		31,721

Accumulated other comprehensive income:
Balance at beginning of period		(8,611)		(3,450)		(2,134)
Foreign currency translation adjustment		948		(3,778)		(1,149)
Change in accrued pension		(2,069)		(2,183)		(167)
Net change in derivative fair value:
Cumulative effect of accounting change		—		(3,083)		—
Change in derivative fair value		—		1,870		—
Reclassification adjustments		(802)		2,013		—

Balance at end of period		(10,534)		(8,611)		(3,450)

Treasury stock:
Balance at beginning of period	(224)	(2,963)	(176)	(2,729)	(176)	(2,729)
Purchase of treasury stock	—	—	(48)	(234)	—	—

Balance at end of period	(224)	(2,963)	(224)	(2,963)	(176)	(2,729)

Total Stockholders’ Equity	9,402	$36,291	9,243	$84,710	9,033	$70,202

The accompanying notes are an integral part of these consolidated financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(000’s)
Cash Flows from Operating Activities:
Net income (loss)	$(45,397)	$10,048	$4,120
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	30,257	19,388	15,637
Deferred income taxes	(4,658)	(58)	—
Gains on sales of property	(2,296)	(9,525)	(74)
Property impairments and abandonments	22,513	5,409	2,113
Pension benefit liability	1,230	(2,183)	(167)
Non-cash loss on derivative value	4,923	400	—
Amortization of other assets	711	709	676
Other changes:
Restricted cash	—	992	—
Accounts receivable	3,710	2,340	(7,056)
Inventories	256	(135)	(85)
Income taxes receivable	—	—	—
Prepaid expenses	1,113	(2,717)	(47)
Other assets	(56)	(435)	91
Accounts payable	2,538	(2,625)	2,616
Accrued liabilities	(1,631)	3,345	(378)
Deferred benefit costs	—	—	(216)

Operating Cash Flows	13,213	24,953	17,230

Cash Flows From Investing Activities:
Capital expenditures	(38,539)	(75,146)	(19,980)
Proceeds from sales of property and equipment	8,342	219	1,995

Investing Cash Flows	(30,197)	(74,927)	(17,985)

Cash Flows From Financing Activities:
Borrowings of long-term debt	8,735	19,536	—
Repayments of long-term debt	—	(500)	—
Preferred stock issued, net of issuance costs	—	10,000	13,675
Common stock issued	—	25	—
Warrants for common stock issued	—	6	9
Treasury stock purchased	—	(234)	—
Preferred dividends	(879)	(221)	—

Financing Cash Flows	7,856	28,612	13,684

Effect of exchange rate changes on cash and cash equivalents	59	(123)	(232)

Net Increase (Decrease) in Cash	(9,069)	(21,485)	12,697
Cash and Cash Equivalents, beginning of year	12,659	34,144	21,447

Cash and Cash Equivalents, end of year	$3,590	$12,659	$34,144

The accompanying notes are an integral part of these consolidated financial statements.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies

a. Principles of Consolidation – The consolidated financial statements include the accounts of The Wiser Oil Company (“Company”), a Delaware corporation, and its wholly owned subsidiaries: The Wiser Oil Company of Canada (“Wiser Canada”), The Wiser Marketing Company, and T.W.O.C., Inc. Wiser Canada was formed in 1994 to conduct the Company’s Canadian activities. Prior to the formation of Wiser Canada, the Company’s oil and gas operations were conducted primarily in the United States. The Wiser Marketing Company functions as a natural gas marketer and broker. T.W.O.C., Inc. is a Delaware holding company responsible for the management of investment activities. Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years’ amounts to current presentation.

b. Risks and Uncertainties – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Cash and Cash Equivalents – Cash equivalents consist of short-term investments maturing in three months or less from the date of acquisition. These investments of $3,253,000 at December 31, 2002 and $13,524,000 at December 31, 2001 are recorded at cost plus accrued interest, which approximates market.

d. Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, accounts receivable, and its derivative financial instruments. The Company places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. For a discussion of the credit risks associated with the Company’s hedging activities, see “Hedging Activities” below. Substantially all of the Company’s accounts receivable are due from purchasers of oil and gas. Oil and gas sales are generally unsecured. Credit losses consistently have been within management’s expectations. Accounts receivable are presented net of the related allowance for doubtful accounts, which totaled $686,000 and $291,000 at December 31, 2002 and 2001, respectively.

e. Inventories – Oil and natural gas product inventories are recorded at the lower of average cost or market. Materials and supplies are recorded at the lower of average cost or market.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

f. Financial Instruments – The following table sets forth the book value and estimated fair values of financial instruments at December 31, 2002 and 2001, respectively (000’s):

	2002		2001
	Book Value	Fair Value	Book Value	Fair Value
Cash and equivalents	$3,590	$3,590	$12,659	$12,659
Accounts receivable	10,571	10,571	14,281	14,281
Accounts payable	14,223	14,223	11,685	11,685
Floating-rate debt	27,768	27,768	18,789	18,789
Fixed-rate debt	124,748	93,750	124,674	101,875
Net derivative asset (liability)	(5,325)	(5,325)	400	400

The fair value of the fixed-rate debt was based on quoted market prices of the Company’s fixed-rate debt at December 31, 2002 and 2001, respectively. For a discussion of the Company’s derivative instruments, see “Hedging Activities” below.

g. Oil and Gas Properties – The Company is engaged in the exploration and development of oil and gas in the United States and Canada. The Company follows the “successful efforts” method of accounting for its oil and gas properties. Under this method of accounting, all costs of property acquisitions and exploratory wells are initially capitalized. If a well is unsuccessful, the capitalized costs of drilling the well, net of any salvage value, are charged to expense. If a well finds oil and gas reserves that cannot be classified as proved within a year after discovery, the well is assumed to be impaired and the capitalized costs of drilling the well, net of any salvage value, are charged to expense. The capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized. The Company considers such factors as exploratory drilling results, future drilling plans and the lease expiration terms when assessing unproved properties for impairment. Geological and geophysical costs and the costs of retaining undeveloped properties are expensed as incurred. Expenditures for maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Upon disposal, the asset and related accumulated depreciation, depletion and amortization are removed from the accounts, and any resulting gain or loss is reflected currently in income.

Long-lived assets are assessed for possible impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to assess the need for an impairment of capitalized costs of proved oil and gas properties and the costs of wells and related equipment and facilities on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

The following expected future prices were used to estimate future cash flows to assess properties for impairment:

Price starting after December 31, 2002, 2001 and 2000, respectively:

	2002	2001	2000
Oil Price per barrel:
Year 1	$28.50	$20.50	$25.00
Year 2	27.50	21.50	24.00
Year 3	27.00	23.00	23.00
Thereafter	27.00	Escalated 3%	23.00
Maximum	N/A	29.00	23.00

Gas Price per MMBTU:
Year 1	$4.50	$ 2.50	$5.00
Year 2	4.50	3.00	4.50
Year 3	4.50	3.25	4.00
Thereafter	4.50	Escalated 3%	4.00
Maximum	N/A	3.50	4.00

Oil and gas expected future price estimates were based on NYMEX future prices at each year-end. Expected future prices were escalated if such prices were unusually low at year-end compared to historical averages, or expected future prices were reduced if such prices were unusually high at year-end compared to historical averages. These prices were applied to production profiles developed by the Company’s engineers using proved developed and undeveloped reserves at December 31, 2002, 2001 and 2000, respectively. The Company’s price assumptions change based on current industry conditions and the Company’s future plans. During 2002, 2001 and 2000, the Company recognized impairments of certain U.S. and Canadian properties of $9,915,000, $2,490,000 and $680,000, respectively, primarily due to declines in oil and gas prices. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management’s estimate of future cash flows and consequently the carrying value of properties.

h. Depreciation, Depletion and Amortization (“DD&A”) – DD&A of the capitalized costs of producing oil and gas properties are computed for individual properties using the units-of-production method based on total proved reserves. Other properties consist primarily of computer systems, vehicles and office equipment and depreciation is computed generally using the straight-line method over the estimated useful lives of these assets which range from 5 to 10 years.

i. Accrued Liabilities – Accrued liabilities include accrued vacation and payroll of $152,000 at December 31, 2002 and $149,000 at December 31, 2001.

j. Hedging Activities – In 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated and qualifies as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The change in fair value, to the extent the hedge is determined to be ineffective, is recorded currently in earnings. The definition

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. When the Company adopted SFAS No. 133, its existing oil and gas hedging contracts were designated as cash flow hedges.

During 2002, 2001 and 2000, the Company entered into various natural gas forward sale agreements and natural gas price swap and oil price collar agreements to hedge against price fluctuations. Oil and gas sales in the accompanying Consolidated Statements of Income are adjusted for the effects of hedging transactions as the underlying hedged production is sold. Adjustments to oil and gas sales from the Company’s hedging activities resulted in an increase in oil and gas revenues of $802,000 and $4,515,000 in 2002 and 2001, respectively, and a decrease of $11,802,000 in 2000. In addition, the Company recognized a loss on derivatives not designated as hedges of $14,144,000 and $2,094,000 in 2002 and 2001, respectively. At December 31, 2002, the fair value of derivatives was $5,325,000.

As of December 31, 2002 the Company’s hedging arrangements were as follows:

Crude Oil:	Daily Volume	Price per Bbl
January 1, 2003 to March 31, 2003	1,000 Bbls	$25.12
January 1, 2003 to March 31, 2003	1,000 Bbls	$27.00
January 1, 2003 to March 31, 2003 (1)	1,000 Bbls	$27.00 floor, $29.00 ceiling
January 1, 2003 to March 31, 2003	1,000 Bbls	$29.00
April 1, 2003 to June 30, 2003	2,000 Bbls	$26.00
April 1, 2003 to June 30, 2003	1,000 Bbls	$28.00
April 1, 2003 to June 30, 2003	1,000 Bbls	$27.10

Natural Gas:	Daily Volume	Price per MMBTU
January 1, 2003 to December 31, 2003 (1)	10,000 MMBTU	$3.25 floor, $4.25 ceiling
January 1, 2003 to December 31, 2003	5,000 MMBTU	$4.01
January 1, 2003 to March 31, 2003	5,000 MMBTU	$4.31
April 1, 2003 to June 30, 2003	5,000 MMBTU	$4.00
July 1, 2003 to September 30, 2003	5,000 MMBTU	$4.115

(1)	These are “collar” hedges whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by the Company will be limited to the floor price or ceiling price, respectively.

The Company is exposed to credit losses in the event of nonperformance by the counterparties of its financial instruments. Management anticipates, however, that such counterparties will be able to fully satisfy their obligations under the contracts. Collateral or other security to support financial instruments subject to credit risk is not required but management monitors the credit standing of the counterparties.

k. Revenue Recognition – Oil and gas revenues are accounted for using the sales method. Under this method, sales are recorded on all production sold by the Company regardless of the Company’s ownership interest in the respective property. Imbalances result when sales differ from the seller’s net revenue interest in the particular property’s reserves and are tracked to reflect the Company’s balancing position. The Company’s net imbalance position is not material at December 31, 2002 and 2001.

l. Foreign Currency Translation – The functional currency of Wiser Canada is the Canadian dollar. In accordance with SFAS No. 52, “Foreign Currency Translation,” Wiser Canada’s financial statements have been translated from Canadian dollars to U.S. dollars with the cumulative translation adjustment loss of

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

$6,114,000, $7,062,000 and $3,284,000 for 2002, 2001 and 2000, respectively, classified in Stockholders’ Equity.

m. Comprehensive Income – In 1998, the Company adopted SFAS No. 130 “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments.

n. Stock Options – The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1996. SFAS 123 requires companies that elect to continue applying the provisions of APB 25 to provide pro forma disclosures for employee stock compensation awards as if the fair-value-based method defined in SFAS 123 had been applied. See Note 12.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 instead of APB 25’s intrinsic value method to account for stock-based employee compensation:

	2002	2001	2000
Net income (loss) – as reported (in thousands)	$(52,213)	$6,178	$3,487
Pro forma stock-based employee compensation expenses net of income taxes	631	257	133

Net income (loss) – pro forma (in thousands)	$(52,844)	$5,921	$3,354

Basic earnings (loss) per share – as reported	$(5.59)	$0.67	$0.39
Basic earnings (loss) per share – pro forma	$(5.66)	$0.65	$0.37
Diluted earnings (loss) per share – as reported	$(5.59)	$0.67	$0.37
Diluted earnings (loss) per share – pro forma	$(5.66)	$0.65	$0.36

The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model, with the following weighted average assumptions for the 2002 and 2001 grants: a risk-free interest rate of 4.30% to 5.39% in 2002 and 4.76% to 5.40% in 2001; a dividend yield of 0%; and a volatility factor of 31.00% in 2002 and 27.74% in 2001. In addition, the fair value of these options was estimated based on an expected life of ten years.

o. Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on January 1, 2003. Prior to January 1, 2003, the Company had provided for future abandonment costs by accruing estimated amounts as a component of Accumulated DD&A in the accompanying Consolidated Balance Sheets. At December 31, 2002, Accumulated DD&A includes $1,943,000 of accrued abandonment liability. Application of the new rules under SFAS No. 143 at January 1, 2003 is expected to result in an increase in net property, plant and equipment of approximately $8,000,000 to

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

$10,000,000, recognition of a long-term asset retirement obligation of approximately $5,000,000 to $6,000,000, and a cumulative effect of adoption that will increase Stockholders’ Equity by approximately $3,000,000 to $4,000,000.

2. Impact of Enron Bankruptcy

Enron declared bankruptcy on December 2, 2001 and on December 31, 2001 Enron owed the Company $1,688,000 in unpaid settlements of its hedging contracts for the months of November and December 2001. In addition, the claim amount against Enron of the Company’s forward hedging contracts for the year 2002, calculated using then existing commodity prices, was $5,184,000. Based on the uncertainty of collecting either of these amounts from Enron, the Company decided to write-off the full amount of $6,872,000 at December 31, 2001. Other comprehensive income included unrealized gains of $802,000 at December 31, 2001, on certain derivatives with Enron which were accounted for as cash flow hedges. These gains were reclassified into oil and gas revenues over the original hedge period during 2002. A secondary market for the purchase and sale of claims against ENA and Enron Corporation has developed. Periodically, the Company has discussed with several market participants selling its claims. The Company is currently negotiating to sell its claims against Enron. If a sale is concluded, any proceeds received from the sale of its claims will be recognized in the year received.

3. Acquisition of Invasion Energy Inc.

On May 22, 2001, the Company acquired 100% of the outstanding common stock of Invasion Energy Inc. (“Invasion”) through its wholly-owned subsidiary The Wiser Oil Company of Canada (“Wiser Canada”). The total purchase price was $37.5 million, which was financed with $22.6 million of cash and $14.9 million of borrowings by Wiser Canada under its credit facility.

The aggregate purchase price is computed as follows (000’s):

Aggregate Purchase Price
Aggregate purchase price for 100% of Invasion Common Stock	$21,419
Nonrecurring cash transaction costs	1,201

Aggregate purchase price	$22,620

The following table represents the allocation of the total purchase price of Invasion to the acquired assets and liabilities of Invasion (000’s).

Allocation of Aggregate Purchase Price
Net working capital	$1,142
Property and equipment	48,145
Long-term debt	(14,928)
Deferred income taxes	(11,739)

Aggregate purchase price	$22,620

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

Following are the unaudited pro forma results of operations for the Company for the two years ended December 31, 2001, as if the acquisition of Invasion took place on January 1, 2000 (000’s):

	2001	2000
Revenues	$101,134	$80,340
Expenses	89,278	79,116

Net Income	$11,856	$1,224

Earnings per share – Basic	$0.87	$0.07

Earnings per share – Diluted	$0.83	$0.07

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

5. Long-term Debt

a.	On May 21, 1997, the Company sold $125 million in principal amount of 9 ½% Senior Subordinated Notes (“2007 Notes”) due May 15, 2007, providing net proceeds to the Company of $120,898,000. The original issue price was 99.718%. The Company used the net proceeds from the sale of the 2007 Notes to repay all outstanding bank indebtedness and for general corporate purposes. See Note 15.

The 2007 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2002 at a redemption price of 104.75%, plus accrued interest to the date of redemption, and declining at the rate of 1.583% per year to May 15, 2005 and 100% thereafter.

Under the terms of the 2007 Notes, the Company must meet certain tests before it is able to pay cash dividends or make other restricted payments, incur additional indebtedness, engage in transactions with its affiliates, incur liens and engage in certain sale and leaseback arrangements. The terms of the 2007 Notes also limit the Company’s ability to undertake a consolidation, merger or transfer of all or substantially all of its assets. In addition, the Company is, subject to certain conditions, obligated to offer to repurchase the 2007 Notes at par value plus accrued interest to the date of repurchase with the net cash proceeds of certain sales or dispositions of assets. Upon a change of control, as defined, the Company will be required to make an offer to purchase the 2007 Notes at 101% of the principal amount thereof, plus accrued interest to the date of purchase.

b.	On May 10, 1999, the Company entered into a $25 million Restated Credit Agreement (“Credit Agreement”) with Bank One, Texas, N.A. The Credit Agreement provided the Company with up to a $25 million line of credit through May 31, 2001. The Credit Agreement was terminated on May 31, 2001. The average interest rate during 2000 under the Credit Agreement was 9.25%.

c.

On May 21, 2001, the Company entered into an $80 million revolving credit facility (“Revolver”) which matures on May 21, 2004. The aggregate borrowing base under the Revolver is $60 million and is allocated $40 million for general corporate purposes (Tranche A) and $20 million exclusively for acquisition of oil and gas properties (Tranche B). The $60 million aggregate borrowing base is also allocated $20 million for Canadian borrowings and $40 million for U.S. borrowings. The aggregate borrowing base is re-determined by the banks semi-annually starting in April 2002. At December 31, 2002, the Company had CDN$ 24.1 million

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

(USD$ 15.3 million) of Canadian borrowings outstanding and $12.5 million of U.S. borrowings outstanding under Tranche A, leaving approximately $12.2 million available under the Revolver. The Tranche B portion is fully available. Available loan and interest options are (i) Prime Rate Loans, at the bank’s prime interest rate; (ii) Eurodollar Loans, at LIBOR plus 2.125%, 2.375% or 2.625% depending on the percentage of the borrowing base actually borrowed by the Company; (iii) Canadian Prime Rate Advances, at the Canadian bank’s prime interest rate; and (iv) Canadian Banker’s Acceptances, at the Canadian drawing fee rate. The average interest rate during the 2002 under the Revolver was 4.71%. The commitment fee on the unused borrowing base is 0.375%. The Revolver imposes certain restrictions on sales of assets, payment of dividends, incurring of indebtedness and requires the Company to maintain a minimum interest coverage ratio of 1.5 and a minimum working capital ratio of 1.1. Under the Revolver, there is no requirement to maintain restricted cash balances after May 21, 2001. Borrowings under the Revolver are secured by substantially all of the Company’s oil and gas properties.

The Company paid interest in cash of $13,205,000, $12,436,000 and $11,964,000 during 2002, 2001 and 2000, respectively.

Long-term debt consists of the following (000’s):	December 31,
	2002	2001
2007 Notes – 9.5% interest rate at December 31, 2002	$124,748	$124,674
Revolver – 4.9% interest rate at December 31, 2002	27,768	18,789

	$152,516	$143,463

The annual requirements for reduction of principal of long-term debt outstanding as of December 31, 2002 are estimated as follows (000’s):

2003	$—
2004	27,768
2005	—
2006	—
Thereafter	124,748

$152,516

6. Income Taxes

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the accounting procedures established by SFAS No. 109, “Accounting for Income Taxes.” The Company did not pay any Federal income taxes in 2002, 2001 or 2000.

Income tax expense (benefit) for the three years ended December 31, 2002 was as follows (000’s):

	2002	2001	2000
Current:
Canadian	$—	$216	$—
Deferred:
Canadian	(4,658)	(58)	—

Total income tax expense (benefit)	$(4,658)	$158	$—

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	2002	2001	2000
Statutory federal income tax rate	34.0%	34.0%	34.0%
Canadian income tax rate differential	1.1	0.2	—
Change in valuation allowance	(25.8)	(34.0)	(34.0)

Effective tax rate	9.3%	0.2%	0.0%

The deferred tax liabilities and assets at December 31, were as follows (000’s):

	2002	2001
Deferred tax liabilities:
Property and equipment, principally due to differences in financial and tax reporting basis and the expensing of intangible drilling costs for tax purposes	$10,175	$19,146
Deferred tax assets:
Net operating loss carryforwards	(14,405)	(7,398)
Alternative minimum tax credit carryforwards	(2,683)	(2,683)
Other	(1,875)	(450)

Total gross deferred tax assets	(18,963)	(10,531)
Less valuation allowance	15,391	2,495

Net deferred tax assets	(3,572)	(8,036)

Net deferred tax liability	$6,603	$11,110

In May 2001, the Company acquired Invasion energy, Inc. and recognized a Canadian deferred tax liability of $11,739,000 associated with the acquisition. At December 31, 2002, the Company had a net operating loss (“NOL”) for Federal income tax purposes of $42,367,000. The majority of the NOL carryforwards do not expire until 2020 and the alternative minimum tax credit carryforwards can be carried forward indefinitely. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At December 31, 2002, a valuation allowance of $15,391,000 was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes.

7. Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisitions, exploration and development activities (000’s):

	U.S.	Canada	Total
December 31, 2002:
Capitalized Costs:
Proved properties	$209,636	$134,487	$344,123
Unproved properties	3,422	7,451	10,873

Total	213,058	141,938	354,996
Accumulated DD&A	(97,471)	(54,764)	(152,235)

Net capitalized cost	$115,587	$87,174	$202,761

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

	U.S.	CANADA	TOTAL
Costs Incurred during 2002:
Property acquisition	$1,450	$2,390	$3,840
Exploration	14,322	3,136	17,458
Development	8,230	16,187	24,417

December 31, 2001:
Capitalized Costs:
Proved properties	$192,266	$130,952	$323,218
Unproved properties	4,458	15,947	20,405

Total	196,724	146,899	343,623
Accumulated DD&A	(76,583)	(45,508)	(122,091)

Net capitalized cost	$120,141	$101,391	$221,532

Costs Incurred during 2001:
Property acquisition	$4,276	$45,200	$49,476
Exploration	11,041	1,344	12,385
Development	5,570	12,166	17,736

December 31, 2000:
Capitalized Costs:
Proved properties	$179,203	$87,871	$267,074
Unproved properties	2,030	4,926	6,956

Total	181,233	92,797	274,030
Accumulated DD&A	(66,713)	(51,909)	(118,622)

Net capitalized cost	$114,520	$40,888	$155,408

Costs Incurred during 2000:
Property acquisition	$1,538	$2,126	$3,664
Exploration	4,317	6,020	10,337
Development	3,107	4,928	8,035

8. Employee Pension Plan

The Company has a noncontributory defined benefit pension plan, which covers substantially all full-time employees. Plan participants become fully vested after five years of continuous service. The retirement benefit formula is based on the employee’s earnings, length of service and age at retirement. Contributions required to fund plan benefits are determined according to the Projected Unit Credit Method. The assets of the plan are primarily invested in equity and debt securities. An amendment to the pension plan, effective January 1, 1993, reduced the normal retirement age from 65 years to 62 years. Effective December 11, 1998, the pension plan was further amended to curtail certain pension benefits.

The net pension expense and weighted average principal assumptions utilized in computing net pension expense were as follows (000’s):

	2002	2001	2000
Service cost	$87	$58	$16
Interest cost	679	686	681
Expected return on plan assets	(597)	(753)	(875)
Amortization of transition obligation	—	(22)	(22)
Recognized loss (gain)	126	—	(66)

Net periodic pension cost (credit)	$295	$(31)	$(266)

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

Discount rate	6.75%	7.25%	7.50%
Rate of return on plan assets	8.50%	8.50%	8.50%
Rate of increase in compensation levels	0.00%	0.00%	0.00%

The following table presents the funded status of the Company’s pension plan as of December 31 (000’s):

Change in benefit obligations:	2002	2001
Benefit obligation at beginning of year	$9,715	$9,295
Service cost	87	58
Interest cost	679	686
Actuarial gain	618	497
Benefits paid	(806)	(821)

Benefit obligation at end of year	10,293	9,715
Change in plan assets:
Fair value of plan assets at beginning of year	7,515	9,246
Actual return on plan assets	(980)	(910)
Benefits paid	(806)	(821)

Fair value of plan assets at end of year	5,729	7,515

Plan assets over (under) benefits obligations	(4,564)	(2,200)
Unrecognized net actuarial loss	4,419	2,350
Unrecognized transition obligation	—	—

Net amount recognized	$(145)	$150

The net amounts recognized in the consolidated balance sheets at December 31 consist of the following (000’s):

	2002	2001
Accrued benefit liability	$(4,564)	$(2,200)
Additional minimum liability	4,419	2,350

Net amount recognized	$(145)	$150

At December 31, 2002, accrued liabilities included $1,265,000 related to contributions to be made in 2003.

9. Employee Savings Plan

The Company has a qualified Savings Plan available to all employees. An employee may elect to have up to 15% of the employee’s base monthly compensation, exclusive of other forms of special or extra compensation, withheld and placed in the Savings Plan account. On a monthly basis, the Company contributes to this account an amount equal to 50% of the employee’s contribution, limited to 3% of the employee’s base compensation. Company contributions to the Savings Plan were $124,000, $135,000 and $88,000, in 2002, 2001 and 2000, respectively.

10. Business Segment Information

In 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which requires reporting of financial and descriptive information about a company’s reportable operating segments. The Company has identified only one operating segment, which is the exploration for and production of oil and gas with sales made to domestic and Canadian energy customers. Sales to major customers for the year ended December 31, 2002 were $28,251,000 to Nexen Inc. which represented 37% of the Company’s total oil and gas revenues. Sales to major customers for the year ended December 31, 2001 were $32,678,000 to Highland Energy Company, $15,718,000 to Nexen Inc. and $9,348,000 to Enron Canada Corp.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

which represented 41%, 20% and 12%, respectively, of the Company’s total oil and gas revenues. Sales to major customers for the year ended December 31, 2000 were $28,059,000 to Highland Energy Company, $16,367,000 to Nexen Inc. and $8,377,000 to EOTT Energy Operating Ltd. which represented 42%, 24% and 13%, respectively, of the Company’s total oil and gas revenues. However, due to the nature of the oil and gas industry, the Company is not dependent upon any of these customers. The loss of any major customer would not have a material adverse impact on the Company’s business.

The following table summarizes the oil and gas activity of the Company by geographic area for the years ended December 31, 2002, 2001 and 2000.

	U.S.	Canada	Total
2002:
Total revenues	$41,031	$38,456	$79,487
Costs and expenses:
Production and operating	18,696	11,327	30,023
Loss on derivatives	7,551	6,593	14,144
DD&A	11,613	18,644	30,257
Property impairments	9,500	415	9,915
Exploration	7,668	13,649	21,317
Other operating	20,336	3,550	23,886

Total costs and expenses	75,364	54,178	129,542

Earnings (loss) before income taxes	(34,333)	(15,722)	(50,055)
Income tax expense (benefit)	—	(4,658)	(4,658)

Net income (loss)	$(34,333)	$(11,064)	$(45,397)

At year end:
Property and equipment, net of accumulated DD&A	$116,039	$87,174	$203,213

Total assets	$127,581	$94,624	$222,205

2001:
Total revenues	$50,073	$41,497	$91,570
Costs and expenses:
Production and operating	21,668	6,736	28,404
Loss on derivatives	2,094	—	2,094
DD&A	9,297	10,091	19,388
Property impairments	1,028	1,462	2,490
Exploration	5,313	2,229	7,542
Other operating	18,472	2,974	21,446

Total costs and expenses	57,872	23,492	81,364

Earnings (loss) before income taxes	(7,799)	18,005	10,206
Income tax expense (benefit)	—	158	158

Net income (loss)	$(7,799)	$17,847	$10,048

At year end:
Property and equipment, net of accumulated DD&A	$120,789	$101,360	$222,149

Total assets	$142,717	$114,556	$257,273

2000:
Total revenues	$44,650	$25,083	$69,733
Costs and expenses:
Production and operating	20,340	3,785	24,125
DD&A	9,565	6,072	15,637

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

Property impairments	—	680	680
Exploration	1,690	2,102	3,792
Other operating	19,325	2,054	21,379

Total costs and expenses	50,920	14,693	65,613

Loss before income taxes	(6,270)	10,390	4,120
Income tax benefit	—	—	—

Net loss	$(6,270)	$10,390	$4,120

At year end:
Property and equipment, net of accumulated DD&A	$115,372	$40,917	$156,289

Total assets	$160,453	$51,781	$212,234

11. Commitments and Contingencies

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

The Company is a defendant in a civil action in Kentucky where the plaintiff has alleged damages resulting from the construction of a pipeline on the plaintiff’s property. A judgement against the Company was awarded by a Circuit Court in the amount of $75,000 plus approximately $275,000 of pre-judgement interest for a total award of $350,000 to the plaintiff. The Company has appealed the Circuit Court ruling to the Kentucky Court of Appeals and the Company believes it is more likely than not that a the pre-judgement interest will be eliminated and the liability of the Company will be in the range of $25,000 to $75,000.

The Company has filed proofs of claims against Enron North America (“ENA”) and Enron Corporation to collect $6,872,000 owed the Company under hedging contracts. Based on the uncertainty of collecting this amount from Enron, the Company decided to write-off the full amount at December 31, 2001. ENA is a wholly-owned subsidiary of Enron Corporation and Enron Corporation has provided the Company with a guarantee on behalf of ENA of up to $10 million. A secondary market for the purchase and sale of claims against ENA and Enron Corporation has developed. Periodically, the Company has had discussions with market participants to sell its claims. The Company is currently negotiating to sell its claims against Enron to a third party. If a sale is concluded, any proceeds received from the sale of its claims will be recognized in the year received.

In January 2002 the Company was notified by a gas marketing company that it would not pay the Company approximately $730,000 owed to Wiser for its November 2001 gas sales because the gas marketing company claimed it had not been paid by Enron Corporation. The Company believes that the gas marketing company has no basis under the gas sales contract to withhold payment and the Company filed suit against the gas marketing company in 2002 to recover the $730,000 plus court costs.

The Company leases office space and equipment under lease obligations classified as operating leases expiring in 2003. Rental expense under these leases was $592,000, $642,000 and $668,000 in 2002, 2001 and 2000, respectively. At December 31, 2002, minimum future rental payments of $240,000 were due under operating leases in 2003.

12. Stock Compensation Plans

Stock Options

The Company has two stock option plans, the 1991 Stock Incentive Plan (“Incentive Plan”) and the 1991 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”). The Incentive Plan provides for the issuance of ten-year options with a variable vesting period and a grant price equal to the fair market value at the issue date. The Directors’ Plan, as amended, provides for the issuance of ten-year options with a six-month vesting period and a grant price equal to the fair market value at the issue date. The number of shares of common stock that may be subject to outstanding awards granted under the Incentive Plan and the Directors’ Plan may not exceed 1.2 million and 100,000, respectively.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

A summary of the status of the Company’s two stock option plans at December 31, 2002, 2001 and 2000 and changes during the years then ended follows:

	2002		2001		2000
	Shares	Exercise Price(1)	Shares	Exercise Price(1)	Shares	Exercise Price(1)
Outstanding at beginning of year	910,575	$11.15	1,111,075	$13.54	1,218,575	$13.68
Granted	106,500	7.33	162,500	6.58	—	—
Exercised	—	—	(5,000)	5.00	—	—
Expired and cancelled	(35,750)	6.51	(358,000)	16.57	(107,500)	15.14

Outstanding at end of year	981,325	$10.90	910,575	$11.15	1,111,075	$3.54

Exercisable at end of year	936,325	$11.04	813,075	$11.74	1,111,075	$13.54

Fair value of options granted(1)	$3.96		$3.35		$—

(1)	Weighted average per option granted.

462,825 of the options outstanding at December 31, 2002 have exercise prices between $3.50 and $10.00, with a weighted average exercise price of $6.29 and a weighted average remaining contractual life of 8.3 years. 417,825 of the $3.50 to $10.00 options are currently exercisable with a weighted average exercise price of $6.10. 390,750 of the options outstanding at December 31, 2002 have exercise prices between $11 and $15, with a weighted average exercise price of $14.19 and a weighted average remaining contractual life of 3.7 years. All of the $11 to $15 options are currently exercisable with a weighted average exercise price of $14.19. The remaining 127,750 options have exercise prices between $15 and $20, with a weighted average exercise price of $17.58 and a weighted average remaining contractual life of 3.0 years. 140,000 of the $15 to $20 options are currently exercisable with a weighted average exercise price of $17.58.

Share Appreciation Rights Plan

The Company has a share appreciation rights (“SARs”) plan which authorizes the granting of up to 200,000 SARs to employees of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs exercise price and the fair market value of the Company’s common stock covered by the SARs on the exercise date. At December 31, 2002, 75,000 SARs were outstanding with an exercise price of $7.00 per share and 12,750 SARs were outstanding with an exercise price of $5.00 per share. All SARs are fully vested at December 31, 2002. No related liability or expense has been recorded as the exercise price of the outstanding SARS exceeds the market value of the underlying stock.

13. Preferred Stock

On December 13, 1999, the Board of Directors approved the sale of not less than 600,000 shares and not more than 1,000,000 shares of Series C Cumulative Convertible Preferred Stock (“Preferred Stock”) through a private placement to Wiser Investment Company, LLC and its affiliates (“WIC”) for $25 million. The sale of Preferred Stock was approved by the Company’s shareholders on May 16, 2000, and 600,000 shares were issued to WIC on May 26, 2000 for $15 million, or $25 per share. On June 1, 2001, the Company sold an additional 396,000 shares of Series C Cumulative Convertible Preferred Stock (“Preferred Stock”) to Wiser Investors, L.P., a Delaware limited partnership (“Investors”) for $9.9 million or $25 per share and 4,000 shares of Preferred Stock to A. Wayne Ritter for $100,000 or $25 per share. Wiser Investment Company, LLC (“WIC”) is the general partner of Investors. The Preferred Stock is convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $4.25 per common share, subject to customary adjustments. The Preferred Stock pays dividends in cash or in shares of the Company’s common stock, at the option of the Company, at an annual rate of 7%. The holders of the Preferred Stock have the same voting rights as the holders of the Company’s common stock with each share of the Preferred Stock having one vote for each share of common stock into which it is convertible. The Company received $13.7 million in net

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

proceeds from the sale of Preferred Stock in May 2000 and $10.0 million in net proceeds from the sale of preferred stock in June 2001.

Any shares of Preferred Stock not previously converted will convert automatically to common stock on May 26, 2003, or whenever the market price of the Company’s common stock exceeds $10.00 per share for a period of 60 consecutive trading days.

In addition, WIC acquired warrants to purchase 741,716 shares of the Company’s common stock at $4.25 per share. The purchase price of the warrants is $0.02 per warrant. The warrants are not exercisable until May 26, 2002 and will expire on May 26, 2007. The warrants were recorded based on their relative fair value to the Preferred Stock at the time of issuance.

In connection with the issuance of $10 million of preferred stock in June 2001, a preferred stock discount was recorded because the market price of the Company’s common stock exceeded the $4.25 conversion price on the date the preferred stock was issued. This discount is being amortized as a reduction of net income available to common stock until the redemption date of May 26, 2003. If the preferred stock is converted prior to May 2003, the unamortized discount will be recognized in the period of conversion.

In connection with the sale of the Preferred Stock, the Board of Directors has been changed to include four independent directors and three new directors designated by WIC. The transaction also affected the employment agreements for all four of the officers of the Company. If an officer’s employment with the Company is terminated by either the Company or the officer within one year after the transaction, the Company will be required to make a lump-sum termination payment, as defined in the employment agreement, to the terminated officer. The total amount of such termination payments for all of the Company’s officers is estimated to be in the range of $2.9 million to $3.1 million. In the second quarter of 2000, three of the Company’s four officers were terminated and the Company recognized $2.2 million of expense related to such terminations which is included in general and administrative expense in the Consolidated Statements of Income.

In May 2000, the Company also adopted an amended and restated certificate of incorporation which increased the number of authorized shares of common stock from 20,000,000 to 30,000,000, and the number of authorized shares of preferred stock from 300,000 shares to 1,000,000 shares. The par value of the common stock was also decreased from $3.00 per share to $.01 per share.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

14. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic EPS is computed by dividing net income available to common by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents consisting of stock options, warrants and convertible securities. Net income per share computations to reconcile basic and diluted net income for the years ended December 31, 2002, 2001 and 2000, respectively, consist of the following (in thousands, except per share data):

	2002	2001	2000
Net income (loss) available to common stock	(52,213)	6,178	3,487
Plus: Income impact of assumed conversions:
Dividends and amortization on preferred stock	6,816	3,870	633

Net income (loss) available to common plus assumed conversions	$(45,397)	$10,048	$4,120

Basic weighted average shares	9,333	9,161	8,963
Effect of dilutive securities:
Convertible preferred stock	5,882	4,903	2,127
Warrants	—	206	—
Stock options	2	53	—

Diluted weighted average shares	15,217	14,323	11,090

Net Income (Loss) per Share:
Basic	$(5.59)	$0.67	$0.39
Diluted	$(5.59)	$0.67	$0.37

        For the year ended December 31, 2002, the effects of convertible preferred stock, warrants and stock options were antidilutive. For the year ended December 31, 2001, the effect of convertible preferred stock was antidilutive.

15. Summary of Guaranties of 9 ½% Senior Subordinated Notes

In May 1997, the Company issued $125 million aggregate principal amount of its 9 ½% senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by certain wholly owned subsidiaries of the Company (the “Subsidiary Guarantors”). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., Wiser Delaware LLC, The Wiser Oil Company of Canada, (collectively “Wiser Canada”), The Wiser Marketing Company and T.W.O.C., Inc. were the Subsidiary Guarantors (the “Initial Subsidiary Guarantors”). Except for two wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company’s direct and indirect subsidiaries.

Following is summarized financial information of the Subsidiary Guarantors. The Company has not presented separate financial statements and other disclosures concerning each Subsidiary Guarantor because management has determined that they are not material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Income Statement for the Year Ended December 31, 2002
Revenues:
Oil and gas sales	$40,689	$36,086	$—	$76,775
Other	342	2,370	—	2,712

Total revenues	41,031	38,456	—	79,487

Costs and Expenses:
Production and operating	18,696	11,327	—	30,023
Depletion, depreciation and amortization	11,613	18,644	—	30,257
Impairment	9,500	415	—	9,915
Loss on derivatives	7,551	6,593	—	14,144
Exploration	7,668	13,649	—	21,317
General and administrative	7,162	2,396	—	9,558
Interest expense	13,174	1,154	—	14,328

Total Expenses	75,364	54,178	—	129,542

Loss Before Taxes	(34,333)	(15,722)	—	(50,055)

Income tax benefit	—	(4,658)	—	(4,658)

Net Loss	$(34,333)	$(11,064)	$—	$(45,397)

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments		Total
	(000’s)
Condensed Income Statement for the Year Ended December 31, 2001
Revenues:
Oil and gas sales	$48,552	$31,792		$—	$80,344
Other	1,521	9,705		—	11,226

Total revenues	50,073	41,497		—	91,570

Costs and Expenses:
Production and operating	21,668	6,736		—	28,404
Depletion, depreciation and amortization	9,297	10,091		—	19,388
Impairments	1,028	1,462		—	2,490
Loss on derivatives	2,094	—		—	2,094
Exploration	5,313	2,229		—	7,542
General and administrative	5,744	2,338		—	8,082
Interest expense	12,728	636		—	13,364

Total Expenses	57,872	23,492		—	81,364

Income (Loss) Before Taxes	(7,799)	18,005		—	10,206

Income tax expense	—	158		—	158

Net Income (Loss)	$(7,799)	$17,847		$—	$10,048

Condensed Income Statement for the Year Ended December 31, 2000
Revenues:
Oil and gas sales	$42,147	$24,869		$—	$67,016
Other	2,503	214		—	2,717

Total revenues	44,650	25,083		—	69,733

Costs and Expenses:
Production and operating	20,340	3,785		—	24,125
Depletion, depreciation and amortization	8,885	6,752		—	15,637
Impairments	680	—		—	680
Exploration	1,690	2,102		—	3,792
General and administrative	6,666	2,054		—	8,720
Interest expense	12,659	—		—	12,659

Total Expenses	50,920	14,693		—	65,613

Income (Loss) Before Taxes	(6,270)	10,390		—	4,120

Net Income (Loss)	$(6,270)	$10,390	$		$4,120

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Statement of Cash Flows for The Year Ended December 31, 2002
Cash Flows From Operating Activities:
Net loss	$(34,332)	$(11,065)	$—	$(45,397)
Add back reconciling items	29,706	22,974	—	52,680
Other changes	(913)	6,843	—	5,930

Operating Cash Flows	(5,539)	18,752	—	13,213
Cash Flows From Investing Activities:
Capital expenditures	(18,476)	(20,063)	—	(38,539)
Proceeds from property sales	—	8,342	—	8,342

Investing Cash Flows	(18,476)	(11,721)	—	(30,197)

Cash Flows From Financing Activities:
Intercompany transfers	4,210	(4,210)	—	—
Borrowings of long-term debt	12,500	—	—	12,500
Repayments of long-term debt	—	(3,765)	—	(3,765)
Other	(879)	—	—	(879)

Financing Cash Flows	15,831	(7,975)	—	7,856

Effect of exchange rate changes on cash and cash equivalents	—	59	—	59

Net Decrease in Cash	(8,184)	(885)	—	(9,069)
Cash and Cash Equivalents, beginning of year	11,320	1,339	—	12,659

Cash and Cash Equivalents, end of year	$3,136	$454	$—	$3,590

Condensed Statement of Cash Flows for The Year Ended December 31, 2001
Cash Flows From Operating Activities:
Net income (loss)	$(7,799)	$17,847	$—	$10,048
Add back reconciling items	11,040	3,100	—	14,140
Other changes	5,492	(4,727)	—	765

Operating Cash Flows	8,733	16,220	—	24,953

Cash Flows From Investing Activities:
Capital expenditures	(17,532)	(57,614)	—	(75,146)
Proceeds from property sales	—	219	—	219

Investing Cash Flows	(17,532)	(57,395)	—	(74,927)

Cash Flows From Financing Activities:
Intercompany transfers	(18,475)	18,475	—	—
Borrowings of long-term debt	—	19,536		19,536
Repayments of long-term debt	(500)	—		(500)
Preferred stock issued, net of costs	10,000	—	—	10,000
Other	(424)	—	—	(424)

Financing Cash Flows	(9,399)	38,011	—	28,612

Effect of exchange rate changes on cash and cash equivalents	—	(123)	—	(123)

Net Decrease in Cash	(18,198)	(3,287)	—	(21,485)
Cash and Cash Equivalents, beginning of year	29,518	4,626	—	34,144

Cash and Cash Equivalents, end of year	$11,320	$1,339	$—	$12,659

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Statement of Cash Flows for The Year Ended December 31, 2000
Cash Flows From Operating Activities:
Net income (loss)	$(6,270)	$10,390	$—	$4,120
Add back reconciling items	10,977	7,208	—	18,185
Other changes	(3,674)	(1,401)	—	(5,075)

Operating Cash Flows	1,033	16,197	—	17,230

Cash Flows From Investing Activities:
Capital expenditures	(8,462)	(11,518)	—	(19,980)
Proceeds from property sales	—	1,995	—	1,995

Investing Cash Flows	(8,462)	(9,523)	—	(17,985)

Cash Flows From Financing Activities:
Intercompany transfers	4,490	(4,490)	—	—
Preferred stock issued, net of costs	13,675	—	—	13,675
Other	9	—	—	9

Financing Cash Flows	18,174	(4,490)	—	13,684

Effect of exchange rate on cash and cash equivalents	—	(232)	—	(232)

Net Increase in Cash	10,745	1,952	—	12,697
Cash and Cash Equivalents, beginning of year	18,773	2,674	—	21,447

Cash and Cash Equivalents, end of year	$29,518	$4,626	$—	$34,144

Condensed Balance Sheets December 31, 2002
Assets:
Current assets	$9,040	$7,450	$—	$16,490
Net property and equipment	116,039	87,174	—	203,213
Other assets	64,628	—	(62,124)	2,504

Total Assets	$189,707	$94,624	$(62,124)	$222,207

Liabilities and Stockholders’ Equity:
Current liabilities	$12,867	$10,631	$—	$23,498
Pension liability	3,299	—	—	3,299
Long-term debt	137,248	15,268	—	152,516
Deferred income taxes	—	6,603	—	6,603
Stockholders’ equity	36,293	62,122	(62,124)	36,291

Total Liabilities and Stockholders’ Equity	$189,707	$94,624	$(62,124)	$222,207

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002, 2001 and 2000

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Balance Sheets December 31, 2001
Assets:
Current assets	$18,786	$13,198	$—	$31,984
Net property and equipment	120,789	101,360	—	222,149
Other assets	79,536	—	(76,394)	3,142

Total Assets	$219,111	$114,558	$(76,394)	$257,275

Liabilities and Stockholders’ Equity:
Current liabilities	$9,729	$8,263	$—	$17,992
Long-term debt	124,674	18,789	—	143,463
Deferred income taxes	—	11,110	—	11,110
Stockholders’ equity	84,708	76,396	(76,394)	84,710

Total Liabilities and Stockholders’ Equity	$219,111	$114,558	$(76,394)	$257,275

THE WISER OIL COMPANY

Supplemental Financial Information

For the years ended December 31, 2002, 2001 and 2000 (Unaudited)

The following pages include unaudited supplemental financial information as currently required by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board.

16. Estimated Quantities of Oil and Gas Reserves (Unaudited)

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

THE WISER OIL COMPANY

Supplemental Financial Information

For the years ended December 31, 2002, 2001 and 2000 (Unaudited)

Following is a reconciliation of the Company’s estimated net quantities of proved oil and gas reserves, as estimated by independent petroleum consultants.

	Oil (MBbls)			Gas (MMcf)
	U.S.	Canada	Total	U.S.	Canada	Total
Balance December 31, 1999	21,496	3,934	25,430	46,163	23,830	69,993
Revisions of previous estimates	(221)	17	(204)	6,438	(2,214)	4,224
Properties sold and abandoned	(1)	(262)	(263)	(36)	(1,597)	(1,633)
Reserves purchased in place	—	75	75	688	25	713
Extensions and discoveries	170	1,002	1,172	5,885	5,864	11,749
Production	(1,087)	(632)	(1,719)	(6,443)	(2,495)	(8,938)

Balance December 31, 2000	20,357	4,134	24,491	52,695	23,413	76,108
Revisions of previous estimates	(5,830)	579	(5,251)	(3,324)	(657)	(3,981)
Properties sold and abandoned	—	(485)	(485)	—	(7,739)	(7,739)
Reserves purchased in place	—	1,166	1,166	—	34,822	34,822
Extensions and discoveries	346	560	906	7,514	1,248	8,762
Production	(992)	(751)	(1,743)	(5,627)	(4,372)	(9,999)

Balance December 31, 2001	13,881	5,203	19,084	51,258	46,715	97,973
Revisions of previous estimates	(1,721)	676	(1,045)	13,167	2,839	16,006
Properties sold and abandoned	(284)	(999)	(1,283)	(241)	(1,423)	(1,664)
Reserves purchased in place	1,321	326	1,647	245	17	262
Extensions and discoveries	79	125	204	6,209	2,684	8,893
Production	(881)	(1,011)	(1,892)	(6,491)	(5,959)	(12,450)

Balance December 31, 2002	12,395	4,320	16,715	64,147	44,873	109,020

Proved Developed Reserves at December 31, (1):
1999	20,327	3,719	24,046	43,771	22,813	66,584
2000	19,462	4,134	23,596	49,363	23,036	72,399
2001	12,849	4,390	17,239	44,656	24,923	69,579
2002	10,588	3,678	14,266	57,747	27,905	85,652

(1)	Reserve volumes as assigned by third party engineers have been increased to reflect the effect of the Alberta Royalty Tax Credit refund. Total proved and proved developed reserves were increased by 105 MBBL and 593 MMCF for 2000, 118 MBBL and 1,060 MMCF for 2001 and 77 MBBL and 799 MMCF for 2002.

Standardized Measure of Discounted Future

Net Cash Flows of Proved Oil and Gas Reserves (Unaudited)

The Company has estimated the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves in accordance with the standards established by the Financial Accounting Standards Board through its Statement No. 69. The estimates of future cash inflows are based on year-end prices. The weighted-average year-end sales price used to estimate future cash inflows were: 2002 - $29.12/BBL for oil and $4.04/MCF for gas, 2001 - $17.24/BBL for oil and $2.26/MCF for gas, and 2000 - $25.18/BBL for oil and $9.72/MCF for gas.

THE WISER OIL COMPANY

Supplemental Financial Information

For the years ended December 31, 2002, 2001 and 2000 (Unaudited)

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

This standardized measure of discounted future net cash flows is an attempt by the Financial Accounting Standards Board to provide the users of financial statements with information regarding future net cash flows from proved reserves. However, the users of these financial statements should use extreme caution in evaluating this information. The assumptions required to be used in these computations are subjective and arbitrary. Had other equally valid assumptions been used, significantly different results of discounted future net cash flows would result. Therefore, these estimates do not necessarily reflect the current value of the Company’s proved reserves or the current value of discounted future net cash flows for the proved reserves.

The following are the Company’s estimated standardized measure of discounted future net cash flows from proved reserves (000’s):

	U.S.	Canada	Total
December 31, 2002:
Future cash inflows	$640,461	$286,230	$926,691
Future production and development costs	(248,369)	(92,984)	(341,353)
Future income tax expense	(95,266)	(37,621)	(132,887)

Future net cash flows	296,826	155,625	452,451
10% Annual discount for estimated timing of cash flows	(141,283)	(56,611)	(197,894)

Standardized measure of discounted net cash flows	$155,543	$99,014	$254,557

December 31, 2001:
Future cash inflows	$366,650	$207,265	$573,915
Future production and development costs	(216,998)	(68,635)	(285,633)
Future income tax expense	(19,930)	(19,393)	(39,323)

Future net cash flows	129,722	119,237	248,959
10% Annual discount for estimated timing of cash flows	(63,395)	(46,203)	(109,598)

Standardized measure of discounted net cash flows	$66,327	$73,034	$139,361

December 31, 2000:
Future cash inflows	$1,049,099	$300,818	$1,349,917
Future production and development costs	(392,549)	(41,873)	(434,422)
Future income tax expense	(192,034)	(68,262)	(260,296)

Future net cash flows	464,516	190,683	655,199
10% Annual discount for estimated timing of cash flows	(211,337)	(82,986)	(294,323)

Standardized measure of discounted net cash flows	$253,179	$107,697	$360,876

THE WISER OIL COMPANY

Supplemental Financial Information

For the years ended December 31, 2002, 2001 and 2000 (Unaudited)

The	following are the sources of changes in the standardized measure of discounted net cash flows (000’s):

	2002	2001	2000
Standardized measure, beginning of year	$139,361	$360,876	$176,916
Sales, net of production costs	(45,950)	(47,425)	(42,890)
Net change in price and production costs	146,336	(295,427)	228,462
Reserves purchased in place	8,218	48,155	5,518
Extensions, discoveries and improved recoveries	24,361	10,309	76,239
Development costs incurred during the year	12,215	5,188	5,319
Change in future development costs	(9,718)	1,464	(4,044)
Revisions of previous quantity estimates and disposals	13,831	(20,313)	(9,013)
Sales of reserves in place	(4,674)	(40,768)	(3,149)
Accretion of discount	16,088	47,974	22,254
Changes in timing and other	1,546	(28,015)	(630)
Net change in income taxes	(47,057)	97,343	(94,106)

Standardized measure, end of year	$254,557	$139,361	$360,876

17. Unaudited Quarterly Financial Data

The supplementary financial data in the table below for each quarterly period within the years ended December 31, 2002 and 2001 are derived from the unaudited consolidated financial statements of the Company.

	Revenues	Net Income (Loss)	Earnings (Loss) Per Share
	(000’s)	(000’s)
2002:
First quarter	$14,748	$(12,558)	$(1.53)
Second quarter	19,606	(4,994)	(0.72)
Third quarter	21,331	(16,562)	(1.95)
Fourth quarter	23,802	(11,283)	(1.39)
2001:
First quarter	$24,499	$6,096	$0.64
Second quarter	29,482	10,231	1.05
Third quarter	21,637	2,379	0.10
Fourth quarter	15,952	(8,658)	(1.11)