Form 10-Q
period 2003-03-31
WISER OIL CO
filed 2003-05-14
CIK 107874

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2003 Commission file number 0-5426

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at March 31, 2003
$.01 par value	9,473,929

THE WISER OIL COMPANY

THE WISER OIL COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WISER OIL COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(000’s except share data)
Assets
Current Assets:
Cash and cash equivalents	$4,484	$3,590
Accounts receivable	18,125	10,571
Inventories	264	299
Prepaid expenses	2,940	2,030

Total current assets	25,813	16,490

Property and Equipment, at cost:
Oil and gas properties (successful efforts method)	381,051	354,996
Other properties	4,029	3,961

	385,080	358,957
Accumulated depreciation, depletion and amortization	(159,016)	(155,744)

Net property and equipment	226,064	203,213
Other Assets	2,345	2,504

	$254,222	$222,207

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$23,162	$14,223
Fair value of derivatives	5,993	5,325
Dividends payable	431	441
Accrued liabilities	6,102	3,509

Total current liabilities	35,688	23,498

Pension Liability	3,299	3,299
Long-term Debt	157,602	152,516
Asset Retirement Obligation (Note 1)	5,310	—
Deferred Income Taxes	7,002	6,603

Stockholders’ Equity:
Series C convertible preferred stock – $10 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at $25 liquidation value per share	10,000	10,000
Common stock – $.01 par value; shares authorized – 30,000,000; shares issued – 9,698,033 at March 31, 2003 and 9,625,959 at December 31, 2002; shares outstanding – 9,473,929 at March 31, 2003 and 9,401,855 at December 31, 2002	97	96
Preferred stock discount, net of $8,958,000 and $7,476,000 amortization at March 31, 2003 and December 31, 2002, respectively	(1,048)	(2,530)
Paid-in capital	56,757	56,536
Retained earnings	(12,098)	(14,314)
Accumulated other comprehensive income	(5,424)	(10,534)
Treasury stock – 224,104 shares at cost	(2,963)	(2,963)

Total stockholders’ equity	45,321	36,291

	$254,222	$222,207

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(000’s except per share data)
Revenues:
Oil and gas sales	$30,630	$14,357
Interest income	13	77
Other	555	603

	31,198	15,037

Costs and Expenses:
Production and operating	8,328	7,074
Depreciation, depletion and amortization	7,643	5,920
Loss on derivatives	7,308	7,610
Exploration	3,626	2,090
General and administrative	2,292	2,435
Interest expense	3,551	3,511

	32,748	28,640

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(1,550)	(13,603)

Income Tax Benefit	(441)	(1,045)

Net Loss Before Cumulative Effect of Accounting Change	(1,109)	(12,558)

Cumulative Effect of Accounting Change, net of tax	5,238	—

Net Income (Loss) Before Preferred Dividends and Amortization	4,129	(12,558)
Preferred dividends	(431)	(431)
Amortization of preferred stock discount	(1,482)	(1,148)

Net Income (Loss) Available to Common Stock	$2,216	$(14,137)

Earnings (Loss) Per Share:
Basic and Diluted:
Net loss before cumulative effect of accounting change	$(0.32)	$(1.53)
Cumulative effect of accounting change, net of tax	0.55	—

Net income (loss)	$0.23	$(1.53)

For the periods presented, the effect of convertible securities was antidilutive.

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(000’s)
Net income (loss)	$4,129	$(12,558)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,110	535
Amortization of derivative fair value	—	(420)

Comprehensive income (loss)	$9,239	$(12,443)

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2003

	Shares	Amount
	(000’s)
Series C Convertible preferred stock, $10.00 par value:
Balance at beginning and end of period	1,000	$10,000

Common stock, $0.01 par value:
Balance at beginning of period	9,626	96
Common stock issued as preferred dividend	72	1

Balance at end of period	9,698	97

Preferred stock discount:
Balance at beginning of period		(2,530)
Amortization of preferred stock discount		1,482

Balance at end of period		(1,048)

Paid-in capital:
Balance at beginning of period		56,536
Common stock issued as preferred dividend		221

Balance at end of period		56,757

Retained earnings:
Balance at beginning of period		(14,314)
Net income		4,129
Dividends on preferred stock		(431)
Amortization of preferred stock discount		(1,482)

Balance at end of period		(12,098)

Accumulated other comprehensive income:
Balance at beginning of period		(10,534)
Foreign currency translation adjustment		5,110

Balance at end of period		(5,424)

Treasury stock:
Balance at beginning and end of period	(224)	(2,963)

Total Stock holders’ Equity	9,474	$45,321

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(000’s)
Cash Flows From Operating Activities:
Net Loss	$(1,109)	$(12,558)
Adjustments to reconcile net loss to operating cash flows:
Depreciation, depletion and amortization	7,643	5,920
Deferred taxes	(441)	(1,045)
Property sales gains	(491)	(520)
Property impairments and abandonments	1,131	334
Amortization of other assets	178	199
Non-cash loss on derivative value	668	8,087
Changes in Operating Assets and Liabilities:
Restricted cash	—	(1,200)
Accounts receivable	(7,554)	3,670
Inventories	35	(2)
Prepaid expenses	(910)	(575)
Other assets	—	(21)
Accounts payable	8,939	9,483
Accrued liabilities	2,593	365

Operating Cash Flows	10,682	12,137

Cash Flows From Investing Activities:
Capital expenditures	(14,634)	(21,284)
Proceeds from sales of property and equipment	881	2,246

Investing Cash Flows	(13,753)	(19,038)

Cash Flows From Financing Activities:
Increase in long-term debt	3,998	4,000
Preferred dividends	(221)	(221)

Financing Cash Flows	3,777	3,779

Effect of exchange rate changes on cash and cash equivalents	188	(33)

Net Increase (Decrease) In Cash and Cash Equivalents	894	(3,155)
Cash and Cash Equivalents, beginning of period	3,590	12,659

Cash and Cash Equivalents, end of period	$4,484	$9,504

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

Notes to Financial Statements

Note 1. Basis of Presentation

Presentation

In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation

The Company accounts for stock-based compensation granted under it’s long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) of the three month periods ended March 31, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
Net income (loss) – as reported (in thousands)	$2,216	$(14,137)
Pro forma stock-based employee compensation expenses net of income taxes (in thousands)	20	158

Net income (loss) – pro forma (in thousands)	$2,196	$(14,295)

Basic earnings (loss) per share – as reported	$0.23	$(1.53)
Basic earnings (loss) per share – pro forma	$0.23	$(1.55)
Diluted earnings (loss) per share – as reported	$0.23	$(1.53)
Diluted earnings (loss) per share – pro forma	$0.23	$(1.55)

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Asset Retirement Obligation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Periodic accretion of discount of the estimated liability is recorded in the income statement. Prior to adoption of SFAS No. 143, the Company had accrued for any estimated asset retirement obligation, net of estimated salvage value, as part of our calculation of depletion, depreciation and amortization. This method resulted in recognition of the obligation over the life of the property on a unit-of-production basis, with the estimated obligation netted in property cost as part of the accumulated depreciation, depletion and amortization balance. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to the liability.

At January 1, 2003, the Company recorded a long-term liability for asset retirement obligation of $5.0 million, an increase in property cost of $3.7 million, a reduction of accumulated depreciation, depletion and amortization of $6.8 million and a cumulative effect of accounting change gain, net of tax, of $5.2 million. Following is a reconciliation of the asset retirement obligation for the three months ended March 31, 2003 (000’s):

Asset retirement obligation at January 1	$4,974
Accretion of discount expense	106
Foreign currency translation	230

Asset retirement obligation at March 31	$5,310

Changes in the asset retirement obligation associated with drilling operations in the first quarter of 2003 were not material. If the Company had adopted SFAS No. 143 as of January 1, 2002, we estimate that the asset retirement obligation at that date would have been approximately $4.5 million, based on the same assumptions used in our calculation of the obligation at January 1, 2003. The estimated 2002 pro forma effect of January 1, 2002 adoption of SFAS No. 143 on net income and earnings per share, for annual and interim periods, is not material.

Note 2. Derivative Instruments and Hedging Activities

As of May 14, 2003 the Company’s derivative instruments were as follows:

Crude Oil	Daily Volume	Price per BBL
April 1 to June 30, 2003	2,000 Bbls	$26.00
April 1 to June 30, 2003 (1)	1,000 Bbls	$28.00 Call
April 1 to June 30, 2003	1,000 Bbls	$27.10
July 1 to September 30, 2003	1,000 Bbls	$26.55
July 1 to September 30, 2003	1,000 Bbls	$27.51
July 1 to September 30, 2003 (1)	1,000 Bbls	$30.00 Call
October 31 to December 31, 2003	1,000 Bbls	$26.00
October 31 to December 31, 2003	1,000 Bbls	$27.00

Natural Gas	Daily Volume	Price per MMBTU
April 1 to December 31, 2003 (2)	10,000 MMBTU	$4.25 ceiling, $3.25 floor
April 1 to December 31, 2003	5,000 MMBTU	$4.01
April 1 to June 30, 2003	5,000 MMBTU	$4.00
May 1 to September 30, 2003 (3)	10,000 MMBTU	$4.25 Put
July 1 to September 30, 2003	5,000 MMBTU	$4.115

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

(1)	Under a call hedge, the Company will pay the difference between the actual market price and the call price only if the actual market price is above the call price. If the actual market price is equal to or below the call price, the Company does not pay or receive any settlement amount.
(2)	These are “collar” hedges whereby the Company contracts to receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the Company will receive the floor price or ceiling price, as applicable.
(3)	Under a put hedge, the Company will receive the difference between the actual market price and the put price only if the actual market price is below the put price. If the actual market price is equal to or above the put price, the Company does not pay or receive any settlement amount.

The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. For 2003, the Company has hedged approximately 50% of its projected oil production and approximately 65% of its projected gas production.

None of the Company’s hedging activities at March 31, 2003 were designated as hedges under the terms of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity. Changes in the fair value of these arrangements are recognized in the consolidated statement of income as derivative gain or loss. Monthly cash settlements of these hedges are not included in the consolidated statement of income. The derivative loss for the net change in fair value for the three months ended March 31, 2002 was $7.3 million. Based on March 31, 2003 NYMEX futures prices, the fair value of the Company’s hedging arrangements at March 31, 2003 was a net loss of $6.0 million. A 10% increase in both the oil price and the gas price would decrease this loss by $4.8 million and a 10% decrease in both the oil price and the gas price would increase this loss by $4.6 million.

The tables below disclose the trading activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at March 31, 2003, based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at March 31, 2003.

Fair value of contracts outstanding (payable) at the beginning of 2003	$(5,325,000)
Contracts realized or otherwise settled during the first quarter of 2003	6,640,000
Fair value of new contracts when entered into during the first quarter of 2003	—
Other changes in fair values	(7,308,000)

Fair value of contracts outstanding (payable) at March 31, 2003	$(5,993,000)

Source of Fair Value	Maturity in less than 1 year
Prices actively quoted	—
Prices provided by other external sources	$(5,993,000)
Prices based on models and other valuation methods	—

The Company only has non-exchange contracts that will mature in less than one year.

The Company is exposed to credit losses in the event of nonperformance by the counterparties of its financial instruments. Management anticipates, however, that such counterparties will be able to fully satisfy their obligations under the contracts. As of March 31, 2003, the Company had posted $3.3 million in letters of credit as collateral with counterparties for the fair value of contracts outstanding.

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Note 3. Business Segment Information and Summary of Guaranties of 9 ½% Senior Subordinated Notes

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

In 1997, the assets of T.W.O.C., Inc. were sold and in 1999 the assets of The Wiser Marketing Company were sold. Wiser Oil Delaware, Inc. and Wiser Delaware LLC own 100% of the stock of The Wiser Oil Company of Canada, therefore the remaining Subsidiary Guarantors consist entirely of Canadian assets and are collectively referred to as Wiser Canada.

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

The following schedules disclose information about the Company’s geographic segments and guarantees of its 9 1/2% Senior Subordinated Notes.

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Income Statements for the Quarter Ended March 31, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$17,374	$13,256	—	$30,630
Other	51	517	—	568

Total revenues	17,425	13,773	—	31,198

Costs and Expenses:
Production and operating	5,071	3,257	—	8,328
DD&A and impairments	2,728	4,915	—	7,643
Loss on derivatives	4,607	2,701	—	7,308
Exploration	1,270	2,356	—	3,626
General and administrative	1,675	617	—	2,292
Interest expense	3,326	225	—	3,551

Total Expenses	18,677	14,071	—	32,748

Income (Loss Before Taxes)	(1,252)	(298)	—	(1,550)
Income Tax Benefit	—	(441)	—	(441)

Net Income (Loss) before cumulative effect of accounting change	(1,252)	143	—	(1,109)
Cumulative effect of accounting change	2,757	2,481	—	5,238

Net Income (Loss)	$1,505	$2,624	$—	$4,129

Condensed Income Statements for the Quarter Ended March 31, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$8,330	$6,027	$—	$14,357
Other	149	531	—	680

Total revenues	8,479	6,558	—	15,037

Costs and Expenses:
Production and operating	4,507	2,567	—	7,074
DD&A and impairments	2,508	3,412	—	5,920
Loss on derivatives	5,541	2,069	—	7,610
Exploration	1,061	1,029	—	2,090
General and administrative	1,661	774	—	2,435
Interest expense	3,260	251	—	3,511

Total Expenses	18,538	10,102	—	28,640

Income (Loss Before Taxes)	(10,059)	(3,544)	—	(13,603)
Income Tax Benefit	—	(1,045)	—	(1,045)

Net Income (Loss)	$(10,059)	$(2,499)	$—	$(12,558)

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Statements of Cash Flows for The Quarter Ended March 31, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Cash Flows From Operating Activities:
Net income (loss)	$(1,252)	$143	$—	$(1,109)
Add back reconciling items	3,206	4,814	—	8,020
Other changes	2,288	1,483	—	3,771

Operating Cash Flows	4,242	6,440	—	10,682

Cash Flows From Investing Activities:
Capital expenditures	(5,114)	(9,520)	—	(14,634)
Proceeds from property sales	—	881	—	881

Investing Cash Flows	(5,114)	(8,639)	—	(13,753)

Cash Flows From Financing Activities:
Increase long-term debt	2,000	1,998	—	3,998
Preferred dividends	(221)	—	—	(221)

Financing Cash Flows	1,779	1,998	—	3,777

Effect of exchange rate changes on cash and cash equivalents	—	188	—	188

Net Increase (Decrease) in Cash	907	(13)	—	894
Cash and Cash Equivalents, beginning of period	2,222	1,368	—	3,590

Cash and Cash Equivalents, end of period	$3,129	$1,355	$—	$4,484

Condensed Statements of Cash Flows for The Quarter Ended March 31, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Cash Flows From Operating Activities:
Net loss	$(10,059)	$(2,499)	$—	$(12,558)
Add back reconciling items	2,527	1,941	—	4,468
Other changes	5,116	15,111	—	20,227

Operating Cash Flows	(2,416)	14,553	—	12,137

Cash Flows From Investing Activities:
Capital expenditures	(5,217)	(16,157)	—	(21,284)
Proceeds from property sales	—	2,246	—	2,246

Investing Cash Flows	(5,217)	(13,911)	—	(19,038)

Cash Flows From Financing Activities:
Increase long-term debt	4,000	—	—	4,000
Preferred dividends	(221)	—	—	(221)

Financing Cash Flows	3,779	—	—	3,779

Effect of exchange rate changes on cash and cash equivalents	—	(33)	—	(33)

Net Increase (Decrease) in Cash	(3,764)	609	—	(3,155)
Cash and Cash Equivalents, beginning of period	11,230	1,339	—	12,659

Cash and Cash Equivalents, end of period	$7,556	$1,339	$—	$9,504

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Balance Sheet March 31, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Assets:
Current assets	$13,897	$11,916	$—	$25,813
Net property and equipment	122,553	103,511	—	226,064
Other assets	81,644	—	(79,299)	2,345

Total Assets	$218,094	$115,427	$(79,299)	$254,222

Liabilities and Stockholders’ Equity:
Current liabilities	$16,496	$19,192	$—	$35,688
Pension liability	3,299	—	—	3,299
Long-term debt	139,266	18,336	—	157,602
ARO liability	2,022	3,288	—	5,310
Deferred income taxes	—	7,002	—	7,002
Stockholders’ equity	57,011	67,609	(79,299)	45,321

Total Liabilities and Stockholders’ Equity	$218,094	$115,427	$(79,299)	$254,222

Condensed Balance Sheet December 31, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Assets:
Current assets	$9,040	$7,450	$—	$16,490
Net property and equipment	116,039	87,174	—	203,213
Other assets	64,628	—	(62,124)	2,504

Total Assets	$189,707	$94,624	$(62,124)	$222,207

Liabilities and Stockholders’ Equity:
Current liabilities	$12,867	$10,631	$—	$23,498
Pension liability	3,299	—	—	3,299
Long-term debt	137,248	15,268	—	152,516
Deferred income taxes	—	6,603	—	6,603
Stockholders’ equity	36,293	62,122	(62,124)	36,291

Total Liabilities and Stockholders’ Equity	$189,707	$94,624	$(62,124)	$222,207

See other notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

THE WISER OIL COMPANY

Note 4. Net Income per Common Share

Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):

	For the Quarter Ended March 31,
	2003	2002
Net income (loss) available to common stock	$2,216	$(14,137)

Plus: Income impact of assumed conversions:
Dividends and amortization on preferred stock	1,913	1,579

Net income (loss) available to common plus assumed conversions	$4,129	$(12,558)

Basic weighted average shares	9,474	9,243

Effect of dilutive securities:
Convertible preferred stock	5,882	5,882
Warrants	—	119
Stock options	—	5

Diluted weighted average shares	15,356	15,249

Net Income (Loss) per Share:
Basic	$0.23	$(1.53)
Diluted	0.23	(1.53)

The effect of the dilutive securities for the quarters ended March 31, 2002 and 2003 was antidilutive.

Note 5. Preferred Stock

On May 26, 2003, the Company will cause its Series C Convertible Preferred Stock to be converted into 5,882,353 shares of $0.01 par value common stock based on a conversion price of $4.25 per share. Accordingly, there will be no preferred stock dividends payable after May 26, 2003 and the preferred stock discount will be fully amortized. In the stockholder’s equity section of the consolidated balance sheet, the conversion transaction will result in a decrease of $10,000,000 in preferred stock par value, an increase of $59,000 in common stock par value and an increase of $9,941,000 to paid-in capital. While the holders of the preferred stock have the right to convert the preferred stock into common stock prior to May 26, 2003, the Company believes it is unlikely that the preferred stock will convert to common stock prior to May 26, 2003. The common stock issued to the holders of the preferred stock will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold except pursuant to a registration statement under the Securities Act or an exemption thereto and are subject to certain restrictions on transfer described in the legends on their respective certificates.

THE WISER OIL COMPANY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Quarters Ended March 31, 2003 and March 31, 2002

Revenues

Oil and gas sales increased $16.3 million or 113% to $30.6 million in the first quarter of 2003 from $14.4 million in the first quarter of 2002, due primarily to higher oil and gas prices received in the first quarter of 2003. Oil sales for the first quarter of 2003 were $12.8 million, $4.2 million higher than the first quarter of 2002, as net oil production for the first quarter of 2003 was 418,000 barrels, down 38,000 barrels or 8% from 456,000 barrels in the first quarter of 2002. The average price received for oil sales in first quarter of 2003 was $30.51 per barrel, up $11.69 per barrel or 62% from first quarter of 2002. The decrease in oil production is attributable primarily to the sale of the Provost property in Canada in the fourth quarter of 2002 and declining production from the Maljamar and Evi fields. There was no oil production from the Provost field in the first quarter of 2003 while production in the first quarter of 2002 was 22,000 barrels. Offsetting these decreases in oil production was the addition of new oil production from the Gulf of Mexico starting in the second quarter of 2002. Gulf of Mexico oil production in the first quarter of 2003 was 17,000 barrels and there was no oil production in the first quarter of 2002. Gas sales for first quarter of 2003 were $17.3 million, up $11.8 million or 213% from first quarter of 2002 due to higher realized prices and higher gas production. The average price received for gas sales during the first quarter of 2003 was $5.74 per Mcf, an increase of $3.71 per Mcf or 183% from first quarter of 2002. Gas production for first quarter of 2003 was 3,019 MMCF, up 295 MMCF or 11% from first quarter of 2002. The increase in gas production was attributable primarily the Gulf of Mexico which produced 441 MMCF in the first quarter of 2003 while there was no production in the first quarter of 2002. In addition, gas production at the Wild River field in Canada in the first quarter of 2003 was 167 MMCF higher than the first quarter of 2002 due to drilling and tie-in activities during the second half of 2002. Offsetting these increases in gas production were declines in South Texas and the Wolverine field in Canada. South Texas gas production in the first quarter of 2003 was 194 MMCF lower than the first quarter of 2002 and gas production from the Wolverine field in the first quarter of 2003 was 110 MMCF lower than the first quarter of 2002. NGL sales for first quarter of 2003 were $0.6 million, up $0.4 million from first quarter of 2002 due primarily to higher average prices. The average price received for NGL sales in first quarter of 2003 was $25.57 per barrel, an increase of $12.45 per barrel or 95% from first quarter of 2002. In the first quarter of 2002, oil and gas sales were increased by $0.4 million from the amortization of other comprehensive income associated with the Company’s hedging activities. There was no amortization of other comprehensive income associated with the Company’s hedging activities in the first quarter of 2003. On an equivalent unit basis, total production increased 2% to 5,659 MMCFE in first quarter of 2003 from 5,568 MMCFE in first quarter of 2002.

Costs and Expenses

Production and operatingexpense for first quarter of 2003 increased $1.3 million or 18% from first quarter of 2002 and, on a MMCFE basis, increased to $1.47 per MMCFE or 20% from $1.27 per MMCFE in first quarter of 2002. The increase in production and operating expense was attributable primarily to the San Juan, Hayter and Wolverine fields and the Gulf of Mexico, which were $1.1 million higher in first quarter of 2003 than the first quarter of 2002. In addition, higher oil and gas prices led to increased production taxes in first quarter of 2003 which were $0.4 million higher than first quarter of 2002.

Loss on derivatives for first quarter of 2003 was $7.3 million, a decrease of $0.3 million from the first quarter of 2002. The Company paid $6.7 million of hedge cash settlements in first quarter of 2003 and received $0.9 million of hedge cash settlement in the first quarter of 2002.

Depreciation, depletion and amortization, (“DD&A”) for first quarter of 2003, increased $1.7 million or 29% from first quarter of 2002 due primarily to the Gulf of Mexico.

THE WISER OIL COMPANY

Exploration expense increased $1.5 million to $3.6 million in first quarter of 2003 from $2.1 million in first quarter of 2002. Abandoned lease expense increased $0.7 million to $1.1 million in first quarter of 2003 from the first quarter of 2002 as a result of increased exploration activity in both the U.S. and Canada. Dry hole expense increased $0.8 million to $1.7 million in first quarter of 2003 from $0.9 million in first quarter of 2002.

Income tax expense for first quarter of 2003 was a deferred tax benefit of $0.4 million compared to a deferred tax benefit of $1.0 million in first quarter of 2002 for Canadian income taxes. The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $42.4 million at December 31, 2002. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At March 31, 2003 and December 31, 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes. Accordingly, no U.S. Federal income tax expense was recognized in first quarter of 2003 or the first quarter of 2002.

Net income available for common stock was $2.2 million and basic income per share was $0.23 in first quarter of 2003 compared to net loss available for common stock of $14.1 million and basic net loss per share of $1.53 in first quarter of 2002.

Liquidity and Capital Resources

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

Following is a summary of contractual obligations and commercial commitments at March 31, 2003 (000’s):

	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term debt	$157,602	$—	$32,836	$124,766	$—
Operating leases	1,574	246	797	531	—

Total	$159,176	$246	$33,633	$125,297	$—

Cash Flows

Operating cash flows in the first quarter of 2003 were $10.7 million, down $1.4 million from first quarter of 2002. While oil and gas sales in the first quarter of 2003 were $16.3 million higher than the first quarter of 2002, cash payments for hedge settlements of $6.7 million combined with an increase in accounts receivable of $7.6 million offset the higher oil and gas revenues.

Cash flows used in investing activities in first quarter of 2003 included capital expenditures of $14.6 million, down $6.7 million from $21.3 million in first quarter of first quarter of 2002. The decrease is attributable primarily to the Wolverine field in Canada. The Company’s capital and exploration budget for 2003 is approximately $35.0 to $40.0 million.

THE WISER OIL COMPANY

Cash flows from financing activities in the first quarter of 2003 and the first quarter of 2002 included $4.0 million of borrowings under the Company’s credit facility.

On a cash basis, the Company paid $0.6 million in interest expense in the first quarter of 2003 and no income taxes were paid in the first quarter of 2003.

Financial Position

The Company funded its first quarter 2003 capital expenditures of $14.6 million with operating cash flows, borrowings under its credit facility and proceeds from property sales. Cash and cash equivalents increased $0.9 million from $3.6 million at December 31, 2002 to $4.5 million at March 31, 2003. Working capital decreased $2.9 million from a deficit of $7.0 million at December 31, 2002 to a deficit of $9.9 million at March 31, 2003. Net property and equipment increased $22.9 million and total assets increased $32.0 million during the first quarter of 2003 to $254.2 million at March 31, 2003. Long-term debt increased $5.1 million and stockholders’ equity increased $9.0 million during the first quarter of 2003 to $45.3 million at March 31, 2003.

At March 31, 2003, capitalization totaled $202.9 million and consisted of $157.6 million of total debt and $45.3 million of stockholders’ equity.

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

Critical Accounting Policies

For a discussion of our critical accounting policies, which are related to property, plant and equipment and to hedging activities, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2002.

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

THE WISER OIL COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

See Note 1 “Hedging Activities” for disclosures regarding commodity price risks.

Foreign Currency Exchange Risk

The Company receives a substantial portion of its oil and gas revenues in Canadian dollars (43% in the first quarter of 2003 and 48% in the first quarter of 2002) and fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company’s financial condition and results of operations. The Company also borrows a portion of its funds under its credit facility in Canadian dollars. At March 31, 2003, outstanding borrowing were $26.9 million in Canadian dollars and $18.4 million in U.S. dollars. Fluctuations in the exchange rate of the Canadian dollar also impact Accumulated Other Comprehensive Income in Stockholders’ Equity on the Balance Sheet. At March 31, 2003, Accumulated Other Comprehensive Income included a loss of $1.0 million related to the Canadian dollar exchange rate. An increase in the Canadian dollar exchange rate of .01 would reduce this loss by $1.0 million and a decrease in the Canadian dollar exchange rate of .01 would increase this loss by $1.0 million.

Interest Rate Risk

Total debt at March 31, 2003 included $124.7 million of fixed-rate debt and $32.9 million of floating-rate debt attributed to borrowings under the Revolver. As a result, the Company’s annual interest cost will fluctuate based on changes in short-term interest rates. The impact on quarterly cash flow of a 10% change in the short-term interest rate (approximately 50 basis points) would be less than $0.01 million.

Item 4. Controls and Procedures

Members of our management team, including our Chief Executive Officer and our Vice President of Finance (who currently is fulfilling the functions of Chief Financial Officer), have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-14(c) of the Securities Exchange Act of 1934, within 90 days of this Quarterly Report on Form 10-Q, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon this review, our management has determined that disclosure controls and procedures operate such that important information is collected in a timely manner, provided to management and made known to our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding disclosure in our public filings.

Furthermore, no significant changes have been made to our internal controls and procedures subsequent to March 31, 2003 but prior to filing this Quarterly Report on Form 10-Q, and no corrective actions are anticipated as we noted no significant deficiencies or material weaknesses in our control structure.

THE WISER OIL COMPANY

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions in the normal course of business.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

Form 8-K filed May 8, 2003 to announce first quarter 2003 results dated May 7, 2003.

THE WISER OIL COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WISER OIL COMPANY
(Registrant)

Date May 14, 2003	/s/ George K. Hickox, Jr.
George K. Hickox, Jr. Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2003	/s/ Richard S. Davis
Richard S. Davis Vice President of Finance (Principal Financial and Accounting Officer)

THE WISER OIL COMPANY

I, George K. Hickox, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Wiser Oil Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated May 14, 2003	/s/ George K. Hickox, Jr.
George K. Hickox, Jr. Chief Executive Officer

THE WISER OIL COMPANY

I, Richard S. Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Wiser Oil Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	/s/ Richard S. Davis
Richard S. Davis Vice President of Finance

THE WISER OIL COMPANY

Index to Exhibits

Item Number	Exhibit

99.1	Certification by George K. Hickox, Jr., Chairman and Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Richard S. Davis, Vice President of Finance of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.