Form 10-Q
period 2003-06-30
WISER OIL CO
filed 2003-08-14
CIK 107874

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at June 30, 2003
$.01 par value	15,294,903

THE WISER OIL COMPANY

THE WISER OIL COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WISER OIL COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(000’s except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,012	$3,590
Accounts receivable	15,534	10,571
Inventories	265	299
Prepaid expenses	1,808	2,030

Total current assets	18,619	16,490

Property and Equipment, at cost:
Oil and gas properties (successful efforts method)	401,412	354,996
Other properties	4,140	3,961

	405,552	358,957
Accumulated depreciation, depletion and amortization	(173,714)	(155,744)

Net property and equipment	231,838	203,213
Other Assets	2,186	2,504

	$252,643	$222,207

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$21,563	$14,223
Fair value of derivatives	5,345	5,325
Dividends payable	—	441
Accrued liabilities	3,552	3,509

Total current liabilities	30,460	23,498

Pension Liability	3,299	3,299
Long-term Debt	154,813	152,516
Asset Retirement Obligation (Note 1)	5,853	—
Deferred Income Taxes	7,158	6,603
Stockholders’ Equity:
Series C convertible preferred stock—$10 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at $25 liquidation value per share on December 31, 2002 (Note 5)	—	10,000
Common stock—$.01 par value; shares authorized—30,000,000; shares issued—15,643,711 at June 30, 2003 and 9,625,959 at December 31, 2002; shares outstanding—15,469,307 at June 30, 2003 and 9,401,855 at December 31, 2002	156	96
Preferred stock discount, net of $7,476,000 amortization at December 31, 2002	—	(2,530)
Paid-in capital	67,014	56,536
Retained earnings	(14,306)	(14,314)
Accumulated other comprehensive income	874	(10,534)
Treasury stock—174,404 shares at cost on June 30, 2003 and 224,104 shares at cost on December 31, 2002	(2,678)	(2,963)

Total stockholders’ equity	51,060	36,291

	$252,643	$222,207

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(000’s except per share data)
Revenues:
Oil and gas sales	$27,688	$19,364	$58,318	$33,721
Gain on derivatives	—	289	—	—
Interest income	10	19	23	96
Other	(164)	(66)	391	537

	27,534	19,606	58,732	34,354

Costs and Expenses:
Operating costs and production taxes	7,406	6,394	15,734	13,468
Depreciation, depletion and amortization	9,368	7,004	17,012	12,924
Loss on derivatives	2,627	—	9,934	7,321
Exploration	3,247	5,870	6,873	7,960
General and administrative	2,516	2,534	4,807	4,969
Interest expense	3,730	3,527	7,281	7,038

	28,894	25,329	61,641	53,680

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(1,360)	(5,723)	(2,909)	(19,326)
Income Tax Benefit	(468)	(729)	(909)	(1,774)

Net Loss Before Cumulative Effect of Accounting Change	(892)	(4,994)	(2,000)	(17,552)

Cumulative Effect of Accounting Change, net of tax	—	—	5,238	—

Net Income (Loss) Before Preferred Dividends and Amortization	(892)	(4,994)	3,238	(17,552)
Preferred dividends	(268)	(436)	(700)	(867)
Amortization of preferred stock discount	(1,048)	(1,224)	(2,530)	(2,372)

Net Income (Loss) Available to Common Stock	$(2,208)	$(6,654)	$8	$(20,791)

Earnings (Loss) Per Share:
Basic and Diluted:
Net loss before cumulative effect of accounting change	$(0.19)	$(0.72)	$(0.49)	$(2.24)
Cumulative effect of accounting change, net of tax	—	—	0.49	—

Net income (loss)	$(0.19)	$(0.72)	$0.00	$(2.24)

For the periods presented, the effect of convertible securities was antidilutive.

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(000’s)
Net income (loss)	$3,238	$(17,552)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	11,408	4,062
Amortization of derivative fair value	—	(730)

Comprehensive income (loss)	$14,646	$(14,220)

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2003

	Shares	Amount
	(000’s)
Series C Convertible preferred stock, $10.00 par value:
Balance at beginning of period	1,000	$10,000
Converted to common stock May 26, 2003	(1,000)	(10,000)

Balance at end of period	—	—

Common stock, $0.01 par value:
Balance at beginning of period	9,626	96
Preferred stock converted to common May 26, 2003	5,882	59
Common stock issued as preferred dividend	72	1
Stock options exercised	63	—

Balance at end of period	15,643	156

Preferred stock discount:
Balance at beginning of period		(2,530)
Amortization of preferred stock discount		2,530

Balance at end of period		—

Paid-in capital:
Balance at beginning of period		56,536
Preferred stock converted to common May 26, 2003		9,941
Common stock issued as preferred dividend		221
Stock options exercised		316

Balance at end of period		67,014

Retained earnings:
Balance at beginning of period		(14,314)
Net income		3,238
Dividends on preferred stock		(700)
Amortization of preferred stock discount		(2,530)

Balance at end of period		(14,306)

Accumulated other comprehensive income:
Balance at beginning of period		(10,534)
Foreign currency translation adjustment		11,408

Balance at end of period		874

Treasury stock:
Balance at beginning of period	(224)	(2,963)
Shares transferred to Company Pension Plan	50	285

Balance at beginning and end of period	(174)	(2,678)

Total Stock holders’ Equity	15,469	$51,060

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(000’s)
Cash Flows From Operating Activities:
Net Income (Loss)	$3,238	$(17,552)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation, depletion and amortization	17,012	12,924
Cumulative effect of accounting change, net of tax	(5,238)	—
Deferred taxes	(909)	(1,889)
Property sales gains	(315)	(494)
Property impairments and abandonments	1,750	2,702
Amortization of other assets	356	355
Non-cash loss on derivative value	20	5,407
Changes in Operating Assets and Liabilities:
Restricted cash	—	(495)
Accounts receivable	(4,964)	(851)
Inventories	34	(15)
Prepaid expenses	222	(145)
Other assets	—	(18)
Accounts payable	7,340	10,541
Accrued liabilities	328	398
Asset retirement obligation	(15)	—

Operating Cash Flows	18,859	10,868

Cash Flows From Investing Activities:
Capital expenditures	(21,821)	(30,883)
Proceeds from sales of property and equipment	881	2,259

Investing Cash Flows	(20,940)	(28,624)

Cash Flows From Financing Activities:
Increase (decrease) in long-term debt	(137)	7,500
Stock options exercised	316	—
Preferred dividends	(921)	(437)

Financing Cash Flows	(742)	7,063

Effect of exchange rate changes on cash and cash equivalents	245	84

Net Decrease In Cash and Cash Equivalents	(2,578)	(10,609)
Cash and Cash Equivalents, beginning of period	3,590	12,659

Cash and Cash Equivalents, end of period	$1,012	$2,050

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

Notes to Financial Statements

Note 1. Basis of Presentation

Presentation

In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 2003 and for the three month and six month periods ended June 30, 2003 and 2002 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Stock-Based Compensation

The Company accounts for stock-based compensation granted under it’s long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) of the three month and six month periods ended June 30, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)—as reported (in thousands)	$(2,208)	$(6,654)	$8	$(20,791)
Pro forma stock-based employee compensation expenses net of income taxes (in thousands)	(20)	(158)	(40)	(316)

Net loss—pro forma (in thousands)	$(2,228)	$(6,812)	$(32)	$(21,107)

Basic earnings (loss) per share—as reported	$(0.19)	$(0.72)	$0.00	$(2.24)
Basic earnings (loss) per share—pro forma	$(0.19)	$(0.73)	$0.00	$(2.28)
Diluted earnings (loss) per share—as reported	$(0.19)	$(0.72)	$0.00	$(2.24)
Diluted earnings (loss) per share—pro forma	$(0.19)	$(0.73)	$0.00	$(2.28)

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

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

resulted in recognition of the obligation over the life of the property on a unit-of-production basis, with the estimated obligation netted in property cost as part of the accumulated depreciation, depletion and amortization balance. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to the liability.

At January 1, 2003, the Company recorded a long-term liability for asset retirement obligation of $4,974,000, an increase in property cost of $3,732,000, a reduction of accumulated depreciation, depletion and amortization of $6,814,000 and a cumulative effect of accounting change gain, net of tax, of $5,238,000. Following is a reconciliation of the asset retirement obligation for the six months ended June 30, 2003 (000’s):

Asset retirement obligation at January 1	$4,974
Accretion of discount expense	218
Additions for new wells	147
Reductions for wells abandoned	(16)
Foreign currency translation	530

Asset retirement obligation at June 30	$5,853

Accretion of discount expense is included in depreciation, depletion and amortization expense in the accompanying consolidated financial statements. If the Company had adopted SFAS No. 143 as of January 1, 2002, we estimate that the asset retirement obligation at that date would have been approximately $4,500,000, based on the same assumptions used in our calculation of the obligation at January 1, 2003. The estimated 2002 pro forma effect of January 1, 2002 adoption of SFAS No. 143 on net income and earnings per share, for annual and interim periods, is not material.

Note 2. Derivative Instruments and Hedging Activities

As of August 14, 2003 the Company’s derivative instruments were as follows:

Crude Oil	Daily Volume	Price per BBL
July 1 to September 30, 2003	1,000 Bbls	$27.80
July 1 to September 30, 2003	1,000 Bbls	$27.51
July 1 to September 30, 2003 (1)	1,000 Bbls	$30.00 Call
October 31 to December 31, 2003	1,000 Bbls	$26.00
October 31 to December 31, 2003	1,000 Bbls	$27.00
October 31 to December 31, 2003 (1)	1,000 Bbls	$30.00 Call
January 1 to March 31, 2004	1,000 Bbls	$28.00
January 1 to March 31, 2004	1,000 Bbls	$27.75
January 1 to March 31, 2004 (1)	1,000 Bbls	$30.40 Call
April 1 to June 30, 2004	1,000 Bbls	$27.50

Natural Gas	Daily Volume	Price per MMBTU
July 1 to December 31, 2003 (2)	10,000 MMBTU	$4.25 ceiling, $3.25 floor
July 1 to December 31, 2003	5,000 MMBTU	$4.01
July 1 to September 30, 2003 (3)	10,000 MMBTU	$4.25 Put
July 1 to September 30, 2003	5,000 MMBTU	$4.115
October 1, 2003 to March 31, 2004 (2)	5,000 MMBTU	$10.25 ceiling, $5.00 floor

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

(1)	Under a call hedge, the Company will pay the difference between the actual market price and the call price only if the actual market price is above the call price. If the actual market price is equal to or below the call price, the Company does not pay or receive any settlement amount.
(2)	These are “collar” hedges whereby the Company contracts to receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the Company will receive the floor price or ceiling price, as applicable.
(3)	Under a put hedge, the Company will receive the difference between the actual market price and the put price only if the actual market price is below the put price. If the actual market price is equal to or above the put price, the Company does not pay or receive any settlement amount.

The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. For 2003, the Company has hedged approximately 50% of its projected oil production and approximately 70% of its projected gas production.

None of the Company’s hedging activities at June 30, 2003 were designated as hedges under the terms of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity. Changes in the fair value of these arrangements are recognized in the consolidated statement of income as derivative gain or loss. Monthly cash settlements of these hedges are recorded against the fair value of derivatives receivable or payable in the consolidated balance sheet. The derivative loss for the net change in fair value for the three months and six months ended June 30, 2003 was $2,627,000 and $9,934,000, respectively. Cash settlements of hedges for the three months and six months ended June 30, 2003 were $3,275,000 and $9,914,000, respectively. Based on June 30, 2003 NYMEX futures prices, the fair value of the Company’s hedging arrangements at June 30, 2003 was a net loss of $5,345,000. A 10% increase in both the oil price and the gas price would increase this loss by $3,931,000 and a 10% decrease in both the oil price and the gas price would decrease this loss by $4,026,000.

The tables below disclose the trading activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at June 30, 2003, based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at June 30, 2003.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Fair value of contracts outstanding (payable) at the beginning of period	$(5,993,000)	$(5,325,000)
Contracts realized or otherwise settled during the period	3,275,000	9,914,000
Fair value of new contracts when entered into during the period	—	—
Other changes in fair values	(2,627,000)	(9,934,000)

Fair value of contracts outstanding (payable) at June 30, 2003	$(5,345,000)	$(5,345,000)

Source of Fair Value	Maturity in less than 1 year
Prices actively quoted	—
Prices provided by other external sources	$(5,345,000)
Prices based on models and other valuation methods	—

The Company only has non-exchange contracts that will mature in less than one year.

The Company is exposed to credit losses in the event of nonperformance by the counterparties of its financial instruments. Management anticipates, however, that such counterparties will be able to fully satisfy their obligations under the contracts. As of June 30, 2003, the Company had posted $1,700,000 in letters of credit as collateral with counterparties for the fair value of contracts outstanding.

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Note 3. Business Segment Information and Summary of Guaranties of 9 1/2% Senior Subordinated Notes

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

In May 1997, the Company issued $125,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by wholly owned subsidiaries of the Company (the “Subsidiary Guarantors”). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the “Initial Subsidiary Guarantors”). Except for five wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company’s direct and indirect subsidiaries.

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

The following schedules disclose information about the Company’s geographic segments and guaranties of its 9 1/2% Senior Subordinated Notes.

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Income Statements for the Quarter Ended June 30, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$15,311	$12,377	$—	$27,688
Other	(146)	(8)	—	(154)

Total revenues	15,165	12,369	—	27,534

Costs and Expenses:
Operating and taxes	4,274	3,132	—	7,406
DD&A and impairments	3,777	5,591	—	9,368
Loss on derivatives	1,253	1,374	—	2,627
Exploration	1,085	2,162	—	3,247
General and administrative	1,833	683	—	2,516
Interest expense	3,453	277	—	3,730

Total Expenses	15,675	13,219	—	28,894

Loss Before Taxes	(510)	(850)	—	(1,360)
Income Tax Benefit	—	(468)	—	(468)

Net Loss	$(510)	$(382)	$—	$(892)

Condensed Income Statements for the Quarter Ended June 30, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$11,755	$7,609	$—	$19,364
Other	274	(32)	—	242

Total revenues	12,029	7,577	—	19,606

Costs and Expenses:
Operating and taxes	4,463	1,931	—	6,394
DD&A and impairments	3,086	3,918	—	7,004
Exploration	3,302	2,568	—	5,870
General and administrative	1,692	842	—	2,534
Interest expense	3,304	223	—	3,527

Total Expenses	15,847	9,482	—	25,329

Loss Before Taxes	(3,818)	(1,905)	—	(5,723)
Income Tax Benefit	—	(729)	—	(729)

Net Loss	$(3,818)	$(1,176)	$—	$(4,994)

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Income Statements for the Six Months Ended June 30, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$32,686	$25,632	$—	$58,318
Other	(96)	510	—	414

Total revenues	32,590	26,142	—	58,732

Costs and Expenses:
Operating and taxes	9,346	6,388	—	15,734
DD&A and impairments	6,505	10,507	—	17,012
Loss on derivatives	5,988	3,946	—	9,934
Exploration	2,355	4,518	—	6,873
General and administrative	3,507	1,300	—	4,807
Interest expense	6,779	502	—	7,281

Total Expenses	34,480	27,161	—	61,641

Loss Before Taxes	(1,890)	(1,019)	—	(2,909)
Income Tax Benefit	—	(909)	—	(909)

Net loss before cumulative effect of accounting change	(1,890)	(110)	—	(2,000)
Cumulative effect of accounting change	2,757	2,481	—	5,238

Net Income	$867	$2,371	$—	$3,238

Condensed Income Statements for the Six Months Ended June 30, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$18,005	$15,716	$—	$33,721
Other	133	500	—	633

Total revenues	18,138	16,216	—	34,354

Costs and Expenses:
Operating and taxes	8,970	4,498	—	13,468
DD&A and impairments	5,594	7,330	—	12,924
Loss on derivatives	6,138	1,183	—	7,321
Exploration	4,362	3,598	—	7,960
General and administrative	3,354	1,615	—	4,969
Interest expense	6,564	474	—	7,038

Total Expenses	34,892	18,698	—	53,680

Loss Before Taxes	(16,844)	(2,482)	—	(19,326)
Income Tax Benefit	—	(1,774)	—	(1,774)

Net Loss	$(16,844)	$(708)	$—	$(17,552)

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Cash Flows From Operating Activities:
Net loss	$(1,890)	$(110)	$—	$(2,000)
Add back reconciling items	7,716	10,198	—	17,914
Other changes	4	2,941	—	2,945

Operating Cash Flows	5,830	13,029	—	18,859

Cash Flows From Investing Activities:
Capital expenditures	(8,435)	(13,386)	—	(21,821)
Proceeds from property sales	—	881	—	881

Investing Cash Flows	(8,435)	(12,505)	—	(20,940)

Cash Flows From Financing Activities:
Increase (decrease) in long-term debt	2,000	(2,137)	—	(137)
Stock options exercised	316	—	—	316
Preferred dividends	(921)	—	—	(921)

Financing Cash Flows	1,395	(2,137)	—	(742)

Effect of exchange rate changes on cash and cash equivalents	—	245	—	245

Net Decrease in Cash	(1,210)	(1,368)	—	(2,578)
Cash and Cash Equivalents, beginning of period	2,222	1,368	—	3,590

Cash and Cash Equivalents, end of period	$1,012	$—	$—	$1,012

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Cash Flows From Operating Activities:
Net loss	$(16,844)	$(708)	$—	$(17,552)
Add back reconciling items	5,771	7,097	—	12,868
Other changes	6,589	8,963	—	15,552

Operating Cash Flows	(4,484)	15,352	—	10,868

Cash Flows From Investing Activities:
Capital expenditures	(11,592)	(19,291)	—	(30,883)
Proceeds from property sales	—	2,259	—	2,259

Investing Cash Flows	(11,592)	(17,032)	—	(28,624)

Cash Flows From Financing Activities:
Increase long-term debt	7,500	—	—	7,500
Preferred dividends	(437)	—	—	(437)

Financing Cash Flows	7,063	—	—	7,063

Effect of exchange rate changes on cash and cash equivalents	—	84	—	84

Net Decrease in Cash	(9,013)	(1,596)	—	(10,609)
Cash and Cash Equivalents, beginning of period	10,377	2,282	—	12,659

Cash and Cash Equivalents, end of period	$1,364	$686	$—	$2,050

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Balance Sheet June 30, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Assets:
Current assets	$9,400	$9,219	$—	$18,619
Net property and equipment	122,016	109,822	—	231,838
Other assets	81,499	—	(79,313)	2,186

Total Assets	$212,915	$119,041	$(79,313)	$252,643

Liabilities and Stockholders’ Equity:
Current liabilities	$11,518	$18,942	$—	$30,460
Pension liability	3,299	—	—	3,299
Long-term debt	139,285	15,528	—	154,813
ARO liability	2,110	3,743	—	5,853
Deferred income taxes	—	7,158	—	7,158
Stockholders’ equity	56,703	73,670	(79,313)	51,060

Total Liabilities and Stockholders’ Equity	$212,915	$119,041	$(79,313)	$252,643

Condensed Balance Sheet December 31, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Assets:
Current assets	$9,040	$7,450	$—	$16,490
Net property and equipment	116,039	87,174	—	203,213
Other assets	64,628	—	(62,124)	2,504

Total Assets	$189,707	$94,624	$(62,124)	$222,207

Liabilities and Stockholders’ Equity:
Current liabilities	$12,867	$10,631	$—	$23,498
Pension liability	3,299	—	—	3,299
Long-term debt	137,248	15,268	—	152,516
Deferred income taxes	—	6,603	—	6,603
Stockholders’ equity	36,293	62,122	(62,124)	36,291

Total Liabilities and Stockholders’ Equity	$189,707	$94,624	$(62,124)	$222,207

See other notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Note 4. Net Income per Common Share

Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):

	For the three months Ended June 30,		For the six months Ended June 30,
	2003	2002	2003	2002
Net income (loss) available to common stock	$(2,208)	$(6,654)	$8	$(20,791)
Plus: Income impact of assumed conversions:
Dividends and amortization on preferred stock	1,316	1,660	3,230	3,239

Net income (loss) available to common plus assumed conversions	$(892)	$(4,994)	$3,238	$(17,552)

Basic weighted average shares	11,806	9,285	10,646	9,264
Effect of dilutive securities:
Convertible preferred stock	3,555	5,882	4,712	5,882
Warrants	31	107	—	113
Stock options	1	1	1	2

Diluted weighted average shares	15,393	15,275	15,359	15,261

Net Income (Loss) per Share:
Basic	$(0.19)	$(0.72)	$0.00	$(2.24)
Diluted	(0.19)	(0.72)	0.00	(2.24)

The effect of the dilutive securities for the quarters ended June 30, 2002 and 2003 was antidilutive.

Note 5. Preferred Stock

On May 26, 2003, the Series C Convertible Preferred Stock converted into 5,882,353 shares of $0.01 par value common stock based on a conversion price of $4.25 per share. Accordingly, there will be no preferred stock dividends payable after May 26, 2003 and the preferred stock discount was fully amortized on May 26, 2003. In the stockholder’s equity section of the consolidated balance sheet, the conversion transaction resulted in a decrease of $10,000,000 in preferred stock par value, an increase of $59,000 in common stock par value and an increase of $9,941,000 to paid-in capital. The common stock issued to the holders of the preferred stock has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold except pursuant to a registration statement under the Securities Act or an exemption thereto and are subject to certain restrictions on transfer described in the legends on the certificates.

Note 6. Revolving Credit Facility

In August 2003, the maturity date of the Revolving Credit Facility (“Revolver”) was extended from May 2004 to May 2005 under substantially the same terms. In addition, the borrowing base under Tranche A of the Revolver was increased from $40,000,000 to $45,000,000 while the Tranche B portion of the Revolver was unchanged at $20,000,000.

THE WISER OIL COMPANY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Quarters Ended June 30, 2003 and June 30, 2002

Revenues

Oil, gas and NGL sales increased $8,324,000 or 43% to $27,688,000 in the second quarter of 2003 from $19,364,000 in the second quarter of 2002, due primarily to higher gas production and higher gas prices received in the second quarter of 2003. Oil sales for the second quarter of 2003 were $10,991,000, $295,000 higher than the second quarter of 2002, as net oil production for the second quarter of 2003 was 424,000 barrels, down 26,000 barrels or 6% from 450,000 barrels in the second quarter of 2002. The average price received for oil sales in the second quarter of 2003 was $25.90 per barrel, up $2.13 per barrel or 9% from the second quarter of 2002. The decrease in oil production is attributable primarily to the sale of the Provost property in Canada in the fourth quarter of 2002 and declining production from the Maljamar and Evi fields. There was no oil production from the Provost field in the second quarter of 2003 while production in the second quarter of 2002 was 27,000 barrels. Offsetting these decreases in oil production were increases at the Hayter field in Canada and the Gulf of Mexico. Hayter oil production in the second quarter of 2003 was 114,000 barrels compared to 78,000 barrels in the second quarter of 2002 and Gulf of Mexico oil production in the second quarter of 2003 was 26,000 barrels compared to 14,000 barrels in the second quarter of 2002. Gas sales for second quarter of 2003 were $16,042,000, up $7,701,000 or 92% from second quarter of 2002 due to higher realized prices and higher gas production. The average price received for gas sales during the second quarter of 2003 was $4.48 per Mcf, an increase of $1.71 per Mcf or 62% from second quarter of 2002. Gas production for second quarter of 2003 was 3,582 MMCF, up 576 MMCF or 19% from second quarter of 2002. The increase in gas production was attributable primarily to the Gulf of Mexico which produced 834 MMCF in the second quarter of 2003 compared to 245 MMCF in the second quarter of 2002. In addition, gas production at the Wild River field in Canada in the second quarter of 2003 was 166 MMCF higher than the second quarter of 2002 due to drilling and tie-in activities during the second half of 2002. Offsetting these increases in gas production were declines in South Texas and the Wolverine field in Canada. South Texas gas production in the second quarter of 2003 was 145 MMCF lower than the second quarter of 2002 and gas production from the Wolverine field in the second quarter of 2003 was 218 MMCF lower than the second quarter of 2002. NGL sales for second quarter of 2003 were $655,000, up $328,000 from second quarter of 2002 due primarily to higher production. In the second quarter of 2002, oil and gas sales were increased by $310,000 from the amortization of other comprehensive income associated with the Company’s hedging activities. There was no amortization of other comprehensive income associated with the Company’s hedging activities in the second quarter of 2003. On an equivalent unit basis, total production increased 9% to 6,360 MMCFE in second quarter of 2003 from 5,820 MMCFE in second quarter of 2002.

Costs and Expenses

Operating and production taxes for second quarter of 2003 increased $1,012,000 or 16% from second quarter of 2002 and, on a MCFE basis, increased to $1.16 per MCFE, up 5% from $1.10 per MCFE in second quarter of 2002. The increase in operating and production taxes was attributable primarily to increased production at the Hayter and other fields in Canada, which were $1,344,000 higher in second quarter of 2003 than the second quarter of 2002. Offsetting these increases was a $346,000 reduction in operating and production taxes from the sale CO2 at the Wellman Unit.

Loss on derivatives for second quarter of 2003 was $2,627,000 compared to a $289,000 gain on derivative in the second quarter of 2002. The Company paid $3,275,000 of hedge cash settlements in second quarter of 2003 and $2,080,000 in the second quarter of 2002.

Depreciation, depletion and amortization, (“DD&A”) for second quarter of 2003 increased $2,364,000 or 34% from second quarter of 2002 due primarily to increased production from the Gulf of Mexico and higher per unit rates at the Wolverine field in Canada.

THE WISER OIL COMPANY

Comparison of Quarters Ended June 30, 2003 and June 30, 2002 (continued)

Exploration expense decreased $2,623,000 to $3,247,000 in second quarter of 2003 from $5,870,000 in second quarter of 2002. Abandoned lease expense decreased $1,739,000 to $619,000 in second quarter of 2003 from $2,358,000 in the second quarter of 2002. Dry hole expense decreased $2,285,000 to $640,000 in second quarter of 2003 from $2,925,000 in second quarter of 2002. Second quarter 2002 dry hole expense included $2,308,000 expense for Ship Shoal Block 164. Geological and geophysical expense in the second quarter of 2003 was up $1,268,000 over the second quarter of 2002 primarily for exploration activities in Canada.

Income tax expense for second quarter of 2003 was a deferred tax benefit of $468,000 compared to a deferred tax benefit of $729,000 in second quarter of 2002 for Canadian income taxes. The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $42,367,000 at December 31, 2002. The tax benefits of carryforwards are recognized as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the tax benefits from such assets. At June 30, 2003 and December 31, 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes. Accordingly, no U.S. Federal income tax expense was recognized in the second quarter of 2003 or the second quarter of 2002.

Net loss available for common stock was $2,208,000 and basic net loss per share was $0.19 in second quarter of 2003 compared to net loss available for common stock of $6,654,000 and basic net loss per share of $0.72 in second quarter of 2002.

Comparison of Six Months Ended June 30, 2003 and June 30, 2002

Revenues

Oil, gas and NGL sales increased $24,597,000 or 73% to $58,318,000 in the first half of 2003 from $33,721,000 in the first half of 2002, due primarily to higher gas production and higher oil and gas prices received in the first half of 2003. Oil sales for the first half of 2003 were $23,746,000, $4,467,000 higher than the first half of 2002, as net oil production for the first half of 2003 was 842,000 barrels, down 65,000 barrels or 7% from 907,000 barrels in the first half of 2002. The average price received for oil sales in first half of 2003 was $28.19 per barrel, up $6.93 per barrel or 33% from first half of 2002. The decrease in oil production is attributable primarily to the sale of the Provost property in Canada in the fourth quarter of 2002 and declining production from the Maljamar and Evi fields. There was no oil production from the Provost field in the first half of 2003 while production in the first half of 2002 was 49,000 barrels. Offsetting these decreases in oil production were increases at the Hayter field in Canada and the Gulf of Mexico. Hayter oil production in the first half of 2003 was 208,000 barrels compared to 166,000 barrels in the first half of 2002 and Gulf of Mexico oil production in the first half of 2003 was 43,000 barrels compared to 14,000 barrels in the first half of 2002. Gas sales for first half of 2003 were $33,361,000, up $19,479,000 or 140% from first half of 2002 due to higher realized prices and higher gas production. The average price received for gas sales during the first half of 2003 was $5.05 per Mcf, an increase of $2.63 per Mcf or 109% from first half of 2002. Gas production for first half of 2003 was 6,601 MMCF, up 871 MMCF or 15% from first half of 2002. The increase in gas production was attributable primarily to the Gulf of Mexico which produced 1,275 MMCF in the first half of 2003 compared to 245 MMCF in the first half of 2002. In addition, gas production at the Wild River field in Canada in the first half of 2003 was 333 MMCF higher than the first half of 2002 due to drilling and tie-in activities during the second half of 2002. Offsetting these increases in gas production were declines in South Texas and the Wolverine field in Canada. South Texas gas production in the first half of 2003 was 343 MMCF lower than the first half of 2002 and gas production from the Wolverine field in the first half of 2003 was 326 MMCF lower than the first half of 2002. NGL sales for first half of 2003 were $1,211,000, up $651,000 from first half of 2002 due to higher production and prices. The average price received for NGL sales in first quarter of 2003 was $20.02 per barrel, an increase of $4.65 per barrel or 30% from first quarter of 2002. In the first half

THE WISER OIL COMPANY

Comparison of Six Months Ended June 30, 2003 and June 30, 2002 (continued)

of 2002, oil and gas sales were increased by $730,000 from the amortization of other comprehensive income associated with the Company’s hedging activities. There was no amortization of other comprehensive income associated with the Company’s hedging activities in the first half of 2003. On an equivalent unit basis, total production increased 6% to 12,019 MMCFE in first half of 2003 from 11,388 MMCFE in first half of 2002.

Costs and Expenses

Operating costs and production taxes for first half of 2003 increased $2,266,000 or 17% from first half of 2002 and, on a MCFE basis, increased to $1.31 per MCFE, up 11% from $1.18 per MCFE in first half of 2002. The increase in operating costs and production taxes was attributable primarily to increased production from the Hayter and other fields in Canada, which were $1,890,000 higher in first half of 2003 than the first half of 2002. Offsetting these increases was a $346,000 reduction in operating costs and production taxes from the sale of CO2 at the Wellman Unit. In addition, higher oil and gas prices led to increased production taxes in first half of 2003 which were $589,000 higher than first half of 2002.

Loss on derivatives for first half of 2003 was $9,934,000 compared to $7,321,000 in the first half of 2002. The Company paid $9,914,000 of hedge cash settlements in first half of 2003 and $1,183,000 in the first half of 2002.

DD&A for first half of 2003, increased $4,088,000 or 32% from first half of 2002 due primarily to increased production from the Gulf of Mexico and higher per unit rates at the Wolverine field in Canada.

Exploration expense decreased $1,087,000 to $6,873,000 in first half of 2003 from $7,960,000 in first half of 2002. Abandoned lease expense decreased $952,000 to $1,750,000 in first half of 2003 from $2,702,000 the first half of 2002. Dry hole expense decreased $1,423,000 to $2,341,000 in first half of 2003 from $3,764,000 in first half of 2002. First half 2002 dry hole expense included $2,308,000 expense for Ship Shoal Block 164. Geological and geophysical expense in the first half of 2003 was up $1,109,000 over the first half of 2002 primarily for exploration activities in Canada.

Income tax expense for first half of 2003 was a deferred tax benefit of $909,000 compared to a net tax benefit of $1,774,000 in first half of 2002 for Canadian income taxes. The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $42,367,000 at December 31, 2002. The tax benefits of carryforwards are recognized as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the tax benefits from such assets. At June 30, 2003 and December 31, 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes. Accordingly, no U.S. Federal income tax expense was recognized in first half of 2003 or the first half of 2002.

Net income available for common stock was $8,000 and basic net income per share was $0.00 in first half of 2003 compared to net loss available for common stock of $20,791,000 and basic net loss per share of $2.24 in first half of 2002.

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

THE WISER OIL COMPANY

Comparison of Six Months Ended June 30, 2003 and June 30, 2002 (continued)

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

In August 2003, the borrowing base under Tranche A of the revolving credit facility was increased from $40,000,000 to $45,000,000, which increased the amount of borrowings available to $14,972,000.

Following is a summary of contractual obligations and commercial commitments at June 30, 2003 (000’s):

	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term debt	$154,813	—	$30,028	$124,785	$—
Operating leases	1,448	386	531	531	—

Total	$156,261	$386	$30,559	$125,316	$—

Cash Flows

Operating cash flows in the first half of 2003 were $18,859,000, up $7,991,000 from first half of 2002. While oil and gas sales in the first half of 2003 were $24,597,000 higher than the first half of 2002, cash payments for hedge settlements in the first half of 2003 were $8,731,000 higher than the first half of 2002. In addition, operating cash flow provided by changes in accounts receivable and accounts payable in the first half of 2003 was $7,314,000 lower than the first half of 2002.

Cash flows used in investing activities in first half of 2003 included capital expenditures of $21,821,000, down $9,062,000 from $30,883,000 in first half of 2002. The decrease is attributable primarily to the Wolverine field in Canada. The Company’s capital and exploration budget for 2003 is approximately $42,000,000 to $45,000,000.

On a cash basis, the Company paid $6,818,000 in interest expense in the first half of 2003 and no income taxes were paid in the first half of 2003.

Financial Position

The Company funded its first half 2003 capital expenditures of $21,821,000 with operating cash flows, proceeds from property sales and cash on hand at December 31, 2002. Cash and cash equivalents decreased $2,578,000 from $3,590,000 at December 31, 2002 to $1,012,000 at June 30, 2003. Working capital decreased $4,833,000 from a deficit of $7,008,000 at December 31, 2002 to a deficit of $11,841,000 at June 30, 2003. Net property and equipment increased $28,625,000 and total assets increased $30,436,000 during the first half of 2003 to $252,643,000 at June 30, 2003. Long-term debt increased $2,297,000 and stockholders’ equity increased $14,769,000 during the first half of 2003 to $51,060,000 at June 30, 2003. The foreign currency translation adjustment related to the Canadian dollar increased stockholder’s equity by $11,408,000, property and equipment by $15,220,000, and long-term debt by $2,397,000 in the first half of 2003.

At June 30, 2003, capitalization totaled $205,873,000 and consisted of $154,813,000 of total debt and $51,060,000 of stockholders’ equity.

THE WISER OIL COMPANY

Comparison of Six Months Ended June 30, 2003 and June 30, 2002 (continued)

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

THE WISER OIL COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to the changes in commodity prices, foreign currency exchange rates and interest rates. In addition to the information provided below and in the Notes to Financials, see the Company’s 2002 Form 10-K, Item 7A “Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities.

Commodity Price Risk

See Note 2 “Hedging Activities” for disclosures regarding commodity price risks.

Foreign Currency Exchange Risk

The Company receives a substantial portion of its oil and gas revenues in Canadian dollars (44% in the first half of 2003 and 47% in the first half of 2002) and fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company’s financial condition and results of operations. The Company also borrows a portion of its funds under its credit facility in Canadian dollars. At June 30, 2003, outstanding borrowings in Canada were $20,925,000 Canadian dollars, or $15,528,000 in U.S. dollars. Fluctuations in the exchange rate of the Canadian dollar also impact Accumulated Other Comprehensive Income in Stockholders’ Equity on the Balance Sheet. At June 30, 2003, Accumulated Other Comprehensive Income included a net gain of $874,000 consisting of $5,293,000 gain related to the Canadian dollar exchange rate and $4,419,000 loss related to the Company’s pension plan. An increase in the Canadian dollar exchange rate of .01 would increase this gain by $992,000 and a decrease in the Canadian dollar exchange rate of .01 would reduce this gain by $993,000.

Interest Rate Risk

Total debt at June 30, 2003 included $124,785,000 of fixed-rate debt and $30,028,000 of floating-rate debt attributed to borrowings under the Revolver. As a result, the Company’s annual interest cost will fluctuate based on changes in short-term interest rates. The impact on cash flow for the first half of 2003 of a 10% change in the short-term interest rate (approximately 60 basis points) would be less than $100,000.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Vice President of Finance (who currently is fulfilling the functions of Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Vice President of Finance, concluded that the Company’s disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding such required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting subsequent to the period covered by this report.

THE WISER OIL COMPANY

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions in the normal course of business.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of The Wiser Oil Company was held in Dallas, Texas, at 3:00 p.m., local time, on June 9, 2003.

(b)	Proxies were solicited by the Board of Directors of The Wiser Oil Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all of such nominees were duly elected.

(c)	Out of a total of 15,404,181 votes, representing one vote per share in respect to the 9,521,829 shares of Common Stock issued and outstanding and 5,882,352 votes with respect to the 1,000,000 shares of Convertible Preferred Stock issued and outstanding as of the April 21, 2003 record date, 14,656,474 votes were present in person or by proxy, representing approximately 95 percent of the total number of votes. The stockholders at the annual meeting voted one matter, as fully described in the proxy statement. The results of voting were as follows:

To elect C. Frayer Kimball, III and Scott W. Smith to serve three-year terms on the Board of Directors of The Wiser Oil Company.

Nominee For Re-election As Director	Number of Shares Voting FOR Election as Director	Number of Shares WITHHOLDING AUTHORITY to Vote for Election as Director
C. Frayer Kimball, III	14,571,996	84,458
Scott W. Smith	14,576,533	79,941

The following individuals continued their respective terms of service as Directors of The Wiser Oil Company following the meeting:

George K. Hickox, Jr.

Lorne H. Larson

Eric D. Long

A. W. Schenck, III

Richard R. Schreiber

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated.

Exhibit Numbers	Exhibit
3.1	Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.1a	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.2a	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.4	Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4	Rights Agreement dated as of October 25, 1993 by and between the Company and The Chase Manhattan Bank (as successor to Chemical Bank), as rights agent, which includes as Exhibit 2 thereto the Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

4a	First Amendment to Rights Agreement dated as of October 25, 1993 by and between the Company and ChaseMellon Shareholder Services, L.L.C. (as successor to Chemical Bank), as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8 –K (Commission File No. 0-5426), dated December 23, 1999 (Date of Event: December 13, 1999).

4.1	Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.2	Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.3	Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the initial— purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.4	Credit Agreement dated June 23, 1994 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and NationsBank of Texas, N.A. (NationsBank), as Agent, and certain financial institutions listed on the signature pages thereto, as Banks, incorporated by reference to the Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated July 11, 1994 (Date of Event: July 11, 1994), as amended on Form 8-K/A filed on August 17, 1994.

4.5	First Amendment to Credit Agreement dated November 29, 1995 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and NationsBank, as agent, and certain financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.6	Second Amendment to Credit Agreement dated May 20, 1997 among The Wiser Oil Company and The Wiser Oil Company of Canada, Inc., as borrowers, and NationsBank, as agent, and certain financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.7	Guaranty Agreement dated May 20, 1997, by Wiser Oil Delaware, Inc., in favor of NationsBank and PNC Bank, National Association (“PNC”), incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.8	Guaranty Agreement dated May 20, 1997, by Wiser Delaware LLC, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.9	Guaranty Agreement dated May 20, 1997, by The Wiser Marketing Company, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.10	Guaranty Agreement dated May 20, 1997, by The Wiser Oil Company of Canada, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.11	Guaranty Agreement dated May 20, 1997, by T.W.O.C., Inc., in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.13	Credit Agreement dated December 23, 1997 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

4.13a	First Amendment to Credit Agreement dated September 30, 1998 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

4.13b	Second Amendment to Credit Agreement dated January 11, 1999 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.15	Restated Credit Agreement dated May 10, 1999 among The Wiser Oil Company, as borrower, and Bank One Texas, N.A., as agent, and the institutions as listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

4.16	Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.18a*	First Amendment to the Management Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, dated July 28, 2003.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Onley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K filed August 13, 2003 to announce second quarter 2003 results dated August 13, 2003.

THE WISER OIL COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WISER OIL COMPANY
(Registrant)

Date: August 14, 2003	/s/ George K. Hickox, Jr.
George K. Hickox, Jr.
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2003	/s/ Richard S. Davis
Richard S. Davis
Vice President of Finance
(Principal Financial and Accounting Officer)

THE WISER OIL COMPANY

Index to Exhibits

Exhibit Numbers	Exhibit

3.1	Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.1a	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.2a	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.4	Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4	Rights Agreement dated as of October 25, 1993 by and between the Company and The Chase Manhattan Bank (as successor to Chemical Bank), as rights agent, which includes as Exhibit 2 thereto the Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

4a	First Amendment to Rights Agreement dated as of October 25, 1993 by and between the Company and ChaseMellon Shareholder Services, L.L.C. (as successor to Chemical Bank), as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8 –K (Commission File No. 0-5426), dated December 23, 1999 (Date of Event: December 13, 1999).

4.1	Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.2	Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.3	Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the initial— purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.4	Credit Agreement dated June 23, 1994 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and NationsBank of Texas, N.A. (NationsBank), as Agent, and certain financial institutions listed on the signature pages thereto, as Banks, incorporated by reference to the Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated July 11, 1994 (Date of Event: July 11, 1994), as amended on Form 8-K/A filed on August 17, 1994.

4.5	First Amendment to Credit Agreement dated November 29, 1995 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and NationsBank, as agent, and certain financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.6	Second Amendment to Credit Agreement dated May 20, 1997 among The Wiser Oil Company and The Wiser Oil Company of Canada, Inc., as borrowers, and NationsBank, as agent, and certain financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.7	Guaranty Agreement dated May 20, 1997, by Wiser Oil Delaware, Inc., in favor of NationsBank and PNC Bank, National Association (“PNC”), incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.8	Guaranty Agreement dated May 20, 1997, by Wiser Delaware LLC, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.9	Guaranty Agreement dated May 20, 1997, by The Wiser Marketing Company, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.10	Guaranty Agreement dated May 20, 1997, by The Wiser Oil Company of Canada, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.11	Guaranty Agreement dated May 20, 1997, by T.W.O.C., Inc., in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.13	Credit Agreement dated December 23, 1997 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

4.13a	First Amendment to Credit Agreement dated September 30, 1998 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

4.13b	Second Amendment to Credit Agreement dated January 11, 1999 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.15	Restated Credit Agreement dated May 10, 1999 among The Wiser Oil Company, as borrower, and Bank One Texas, N.A., as agent, and the institutions as listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

4.16	Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.18a*	First Amendment the Management Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, dated July 28, 2003.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Onley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated.