Form 10-Q
period 2003-09-30
WISER OIL CO
filed 2003-11-13
CIK 107874

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at September 30, 2003
$.01 par value	15,470,007

THE WISER OIL COMPANY

THE WISER OIL COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WISER OIL COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(000’s except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,852	$3,590
Accounts receivable	11,581	10,571
Inventories	265	299
Prepaid expenses	1,719	2,030

Total current assets	15,417	16,490

Property and Equipment, at cost:
Oil and gas properties (successful efforts method)	406,222	354,996
Other properties	4,231	3,961

	410,453	358,957
Accumulated depreciation, depletion and amortization	(182,600)	(155,744)

Net property and equipment	227,853	203,213
Other Assets	2,192	2,504

	$245,462	$222,207

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,281	$14,223
Fair value of derivatives	531	5,325
Dividends payable	—	441
Accrued liabilities	5,731	3,509

Total current liabilities	20,543	23,498

Pension Liability	3,299	3,299
Long-term Debt	154,747	152,516
Asset Retirement Obligation (Note 1)	5,941	—
Deferred Income Taxes	6,805	6,603
Stockholders’ Equity:
Series C convertible preferred stock—$10 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at $25 liquidation value per share on December 31, 2002 (Note 5)	—	10,000
Common stock—$.01 par value; shares authorized—30,000,000; shares issued—15,646,211 at September 30, 2003 and 9,625,959 at December 31, 2002; shares outstanding—15,470,007 at September 30, 2003 and 9,401,855 at December 31, 2002	157	96
Preferred stock discount, net of $7,476,000 amortization at December 31, 2002	—	(2,530)
Paid-in capital	67,026	56,536
Retained earnings	(11,132)	(14,314)
Accumulated other comprehensive income	754	(10,534)
Treasury stock—176,204 at cost on September 30, 2003 and 224,104 shares at cost on December 31, 2002	(2,678)	(2,963)

Total stockholders’ equity	54,127	36,291

	$245,462	$222,207

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(000’s except per share data)
Revenues:
Oil and gas sales	$25,424	$20,928	$83,742	$54,649
Gain on sale of property	—	253	315	747
Interest income	36	14	60	110
Other	(34)	136	42	179

	25,426	21,331	84,159	55,685

Costs and Expenses:
Operating costs and production taxes	6,561	8,110	22,295	21,578
Depreciation, depletion and amortization	9,038	9,078	26,049	22,002
Property impairments	—	9,500	—	9,500
(Gain)loss on derivatives	(2,594)	3,943	7,341	11,264
Exploration	3,275	3,721	10,148	11,681
General and administrative	2,679	1,799	7,487	6,768
Interest expense	3,625	3,625	10,906	10,663

	22,584	39,776	84,226	93,456

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	2,842	(18,445)	(67)	(37,771)
Income Tax Benefit	(332)	(1,883)	(1,241)	(3,657)

Net Income(Loss) Before Cumulative Effect of Accounting Change	3,174	(16,562)	1,174	(34,114)
Cumulative Effect of Accounting Change, net of tax	—	—	5,238	—

Net Income (Loss) Before Preferred Dividends and Amortization	3,174	(16,562)	6,412	(34,114)
Preferred dividends	—	(441)	(700)	(1,309)
Amortization of preferred stock discount	—	(1,305)	(2,530)	(3,676)

Net Income (Loss) Available to Common Stock	$3,174	$(18,308)	$3,182	$(39,099)

Earnings (Loss) Per Share:
Basic :
Net earnings (loss) before cumulative effect of accounting change	$0.21	$(1.95)	$(0.17)	$(4.20)
Cumulative effect of accounting change, net of tax	—	—	0.43	—

Net income (loss)	$0.21	$(1.95)	$0.26	$(4.20)

Diluted:
Net earnings (loss) before cumulative effect of accounting change	$0.20	$(1.95)	$(0.17)	$(4.20)
Cumulative effect of accounting change, net of tax	—	—	0.43	—

Net income (loss)	$0.20	$(1.95)	$0.26	$(4.20)

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
	(000’s)
Net income (loss)	$6,412	$(34,114)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	11,288	558
Amortization of derivative fair value	—	(790)

Comprehensive income (loss)	$17,700	$(34,346)

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2003

	Shares	Amount
	(000’s)
Series C Convertible preferred stock, $10.00 par value:
Balance at beginning of period	1,000	$10,000
Converted to common stock May 26, 2003	(1,000)	(10,000)

Balance at end of period	—	—

Common stock, $0.01 par value:
Balance at beginning of period	9,626	96
Preferred stock converted to common May 26, 2003	5,882	59
Common stock issued as preferred dividend	72	1
Stock options exercised	66	1

Balance at end of period	15,646	157

Preferred stock discount:
Balance at beginning of period		(2,530)
Amortization of preferred stock discount		2,530

Balance at end of period		—

Paid-in capital:
Balance at beginning of period		56,536
Preferred stock converted to common May 26, 2003		9,941
Common stock issued as preferred dividend		221
Stock options exercised		328

Balance at end of period		67,026

Retained earnings:
Balance at beginning of period		(14,314)
Net income		6,412
Dividends on preferred stock		(700)
Amortization of preferred stock discount		(2,530)

Balance at end of period		(11,132)

Accumulated other comprehensive income:
Balance at beginning of period		(10,534)
Foreign currency translation adjustment		11,288

Balance at end of period		754

Treasury stock:
Balance at beginning of period	(224)	(2,963)
Shares transferred to Company Pension Plan	48	285

Balance at beginning and end of period	(176)	(2,678)

Total Stock holders’ Equity	15,470	$54,127

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
	(000’s)
Cash Flows From Operating Activities:
Net Income (Loss)	$6,412	$(34,114)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation, depletion and amortization	26,049	22,002
Cumulative effect of an accounting change, net of taxes	(5,238)	—
Deferred taxes	(1,241)	(3,657)
Property sales gains	(315)	(747)
Property impairments and abandonments	2,638	14,046
Amortization of other assets	535	533
Non-cash (gain) loss on derivative value	(4,794)	6,610
Changes in Operating Assets and Liabilities:
Restricted cash	—	(322)
Accounts receivable	(1,010)	3,274
Inventories	34	163
Prepaid expenses	311	722
Other assets	—	—
Accounts payable	58	(154)
Accrued liabilities	2,507	4,046
Asset retirement obligation	(76)	—

Operating Cash Flows	25,870	12,402

Cash Flows From Investing Activities:
Capital expenditures	(27,757)	(33,527)
Proceeds from sales of property and equipment	881	2,259

Investing Cash Flows	(26,876)	(31,268)

Cash Flows From Financing Activities:
Increase (decrease) in long-term debt	(224)	9,326
Deferred financing costs	(167)	—
Stock options exercised	328	—
Preferred dividends	(921)	(436)

Financing Cash Flows	(984)	8,890

Effect of exchange rate changes on cash and cash equivalents	252	22

Net Decrease In Cash and Cash Equivalents	(1,738)	(9,954)
Cash and Cash Equivalents, beginning of period	3,590	12,659

Cash and Cash Equivalents, end of period	$1,852	$2,705

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of these financial statements.

THE WISER OIL COMPANY

Notes to Financial Statements

Note 1. Basis of Presentation

Presentation

In the opinion of management, the unaudited consolidated financial statements of The Wiser Oil Company (the “Company”) as of September 30, 2003 and for the three month and nine month periods ended September 30, 2003 and 2002 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Stock-Based Compensation

The Company accounts for stock-based compensation granted under it’s long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) of the three month and nine month periods ended September 30, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)—as reported (in thousands)	$3,174	$(18,308)	$3,182	$(39,099)
Pro forma stock-based employee compensation expenses net of income taxes (in thousands)	(20)	(158)	(60)	(474)

Net loss—pro forma (in thousands)	$3,154	$(18,466)	$3,122	$(39,573)

Basic earnings (loss) per share—as reported	$0.21	$(1.95)	$0.26	$(4.20)
Basic earnings (loss) per share—pro forma	$0.20	$(1.97)	$0.25	$(4.25)
Diluted earnings (loss) per share—as reported	$0.20	$(1.95)	$0.26	$(4.20)
Diluted earnings (loss) per share—pro forma	$0.20	$(1.97)	$0.25	$(4.25)

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

At January 1, 2003, the Company recorded a long-term liability for asset retirement obligation of $4,974,000, an increase in property cost of $3,732,000, a reduction of accumulated depreciation, depletion and amortization of $6,814,000 and a cumulative effect of accounting change gain, net of tax, of $5,238,000. Following is a reconciliation of the asset retirement obligation for the nine months ended September 30, 2003 (000’s):

Asset retirement obligation at January 1	$4,974
Accretion of discount expense	358
Additions for new wells	234
Reductions for wells abandoned	(149)
Foreign currency translation	524

Asset retirement obligation at September 30	$5,941

Accretion of discount expense is included in depreciation, depletion and amortization expense in the accompanying consolidated financial statements. If the Company had adopted SFAS No. 143 as of January 1, 2002, we estimate that the asset retirement obligation at that date would have been approximately $4,500,000, based on the same assumptions used in our calculation of the obligation at January 1, 2003. The estimated 2002 pro forma effect of the January 1, 2002 adoption of SFAS No. 143 on net income and earnings per share, for annual and interim periods, is not material.

Note 2. Derivative Instruments and Hedging Activities

As of November 13, 2003 the Company’s derivative instruments were as follows:

Crude Oil	Daily Volume	Price per BBL
October 31, 2003 to December 31, 2003	1,000 Bbls	$27.00
October 31, 2003 to December 31, 2003	1,000 Bbls	$28.00
October 31, 2003 to December 31, 2003 (1)	1,000 Bbls	$30.00 Call
January 1, 2004 to March 31, 2004	1,000 Bbls	$28.00
January 1, 2004 to March 31, 2004	1,000 Bbls	$27.75
January 1, 2004 to March 31, 2004 (1)	1,000 Bbls	$30.40 Call
April 1, 2004 to June 30, 2004	1,000 Bbls	$27.50
April 1, 2004 to June 30, 2004 (1)	1,000 Bbls	$30.00 Call
April 1, 2004 to June 30, 2004	1,000 Bbls	$28.56
July 1, 2004 to September 30, 2004 (1)	1,000 Bbls	$31.25 Call

Natural Gas	Daily Volume	Price per MMBTU
October 1, 2003 to December 31, 2003 (2)	10,000 MMBTU	$4.25 ceiling, $3.25 floor
October 1, 2003 to December 31, 2003	5,000 MMBTU	$4.01
October 1, 2003 to March 31, 2004 (2)	5,000 MMBTU	$10.25 ceiling, $5.00 floor
January 1, 2004 to March 31, 2004	5,000 MMBTU	$6.03
January 1, 2004 to March 31, 2004	5,000 MMBTU	$5.35
January 1, 2004 to March 31, 2004	5,000 MMBTU	$5.37
January 1, 2004 to March 31, 2004 (2)	5,000 MMBTU	$7.15 ceiling, $4.75 floor
April 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$5.45 ceiling, $4.50 floor
April 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$5.50 ceiling, $4.30 floor
April 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$5.50 ceiling, $4.25 floor
April 1, 2004 to December 31, 2004	5,000 MMBTU	$4.70

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

(1)	These are call hedges the Company sold and the Company will pay the difference between the actual market price and the call price only if the actual market price is above the call price. If the actual market price is equal to or below the call price, the Company does not pay or receive any settlement amount.
(2)	These are “collar” hedges whereby the Company contracts to receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the Company will receive the floor price or ceiling price, as applicable.

The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. For 2003, the Company has hedged approximately 70% of its projected oil production and approximately 55% of its projected gas production.

None of the Company’s hedging activities at September 30, 2003 were designated as hedges under the terms of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity. Changes in the fair value of these arrangements are recognized in the consolidated statement of income as derivative gain or loss. Monthly cash settlements of these hedges are recorded against the fair value of derivatives receivable or payable in the consolidated balance sheet. The net change in fair value of derivatives resulted in a gain of $2,594,000 and a loss of $7,341,000 for the three months and nine months ended September 30, 2003, respectively. Cash settlements of hedges for the three months and nine months ended September 30, 2003 were $2,220,000 and $12,135,000, respectively. Based on September 30, 2003 NYMEX futures prices, the fair value of the Company’s hedging arrangements at September 30, 2003 was a net loss of $531,000. A 10% increase in both the oil price and the gas price would increase this loss by $5,018,000 and a 10% decrease in both the oil price and the gas price would decrease this loss by $4,658,000.

The tables below disclose the trading activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at September 30, 2003, based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at September 30, 2003.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Fair value of contracts outstanding (payable) at the beginning of period	$(5,345,000)	$(5,325,000)
Contracts realized or otherwise settled during the period	2,220,000	12,135,000
Fair value of new contracts when entered into during the period	—	—
Other changes in fair values	2,594,000	(7,341,000)

Fair value of contracts outstanding (payable) at September 30, 2003	$(531,000)	$(531,000)

Source of Fair Value	Maturity in less than 1 year
Prices actively quoted	—
Prices provided by other external sources	$(531,000)
Prices based on models and other valuation methods	—

At September 30, 2003, the Company only has non-exchange contracts that will mature in less than one year.

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

The Company is exposed to credit losses in the event of nonperformance by the counterparties of its financial instruments. Management has entered into contracts with numerous counterparties to reduce the Company’s exposure to credit losses and anticipates that such counterparties will be able to fully satisfy their obligations under the contracts.

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

In May 1997, the Company issued $125,000,000 aggregate principal amount of its 9 ½% Senior Subordinated Notes due 2007 pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by wholly owned subsidiaries of the Company (the “Subsidiary Guarantors”). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the “Initial Subsidiary Guarantors”). Except for five wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company’s direct and indirect subsidiaries.

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

The following schedules disclose information about the Company’s geographic segments and guaranties of its 9 ½% Senior Subordinated Notes.

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Income Statements for the Quarter Ended September 30, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$14,826	$10,598	$—	$25,424
Other	3	(1)	—	2

Total revenues	14,829	10,597	—	25,426

Costs and Expenses:
Operating costs and production taxes	3,949	2,612	—	6,561
DD&A and impairments	3,803	5,235	—	9,038
(Gain)loss on derivatives	(1,641)	(953)	—	(2,594)
Exploration	2,192	1,083	—	3,275
General and administrative	1,673	1,006	—	2,679
Interest expense	3,345	280	—	3,625

Total Expenses	13,321	9,263	—	22,584

Income Before Taxes	1,508	1,334	—	2,842
Income Tax Benefit	—	(332)	—	(332)

Net Income	$1,508	$1,666	$—	$3,174

Condensed Income Statements for the Quarter Ended September 30, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$11,321	$9,607	$—	$20,928
Other	145	258	—	403

Total revenues	11,466	9,865	—	21,331

Costs and Expenses:
Operating costs and production taxes	4,608	3,502	—	8,110
DD&A	3,584	5,494	—	9,078
Impairments	9,500	—		9,500
Loss on derivatives	1,638	2,305		3,943
Exploration	1,231	2,490	—	3,721
General and administrative	1,642	157	—	1,799
Interest expense	3,289	336	—	3,625

Total Expenses	25,492	14,284	—	39,776

Loss Before Taxes	(14,026)	(4,419)	—	(18,445)
Income Tax Benefit	—	(1,883)	—	(1,883)

Net Loss	$(14,026)	$(2,536)	$—	$(16,562)

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Income Statements for the Nine Months Ended September 30, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$47,511	$36,231	$—	$83,742
Other	(96)	513	—	417

Total revenues	47,415	36,744	—	84,159

Costs and Expenses:
Operating costs and production taxes	13,295	9,000	—	22,295
DD&A and impairments	10,308	15,741	—	26,049
Loss on derivatives	4,347	2,994	—	7,341
Exploration	4,548	5,600	—	10,148
General and administrative	5,181	2,306	—	7,487
Interest expense	10,124	782	—	10,906

Total Expenses	47,803	36,423	—	84,226

Gain (Loss) Before Taxes	(388)	321	—	(67)
Income Tax Benefit	—	(1,241)	—	(1,241)

Net gain (loss) before cumulative effect of accounting change	(388)	1,562	—	1,174
Cumulative effect of accounting change	2,757	2,481	—	5,238

Net Income	$2,369	$4,043	$—	$6,412

Condensed Income Statements for the Nine Months Ended September 30, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$29,326	$25,323	$—	$54,649
Other	278	758	—	1,036

Total revenues	29,604	26,081	—	55,685

Costs and Expenses:
Operating costs and production taxes	13,578	8,000	—	21,578
DD&A	9,178	12,824	—	22,002
Impairments	9,500	—	—	9,500
Loss on derivatives	6,589	4,675	—	11,264
Exploration	5,996	5,685	—	11,681
General and administrative	4,996	1,772	—	6,768
Interest expense	9,852	811	—	10,663

Total Expenses	59,689	33,767	—	93,456

Loss Before Taxes	(30,085)	(7,686)	—	(37,771)
Income Tax Benefit	—	(3,657)	—	(3,657)

Net Loss	$(30,085)	$(4,029)	$—	$(34,114)

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Cash Flows From Operating Activities:
Net income	$2,369	$4,043	$—	$6,412
Add back reconciling items	5,675	13,205	—	18,880
Other changes	2,675	(2,097)	—	578

Operating Cash Flows	10,719	15,151	—	25,870

Cash Flows From Investing Activities:
Capital expenditures	(11,365)	(16,392)	—	(27,757)
Proceeds from property sales	—	881	—	881

Investing Cash Flows	(11,365)	(15,511)	—	(26,876)

Cash Flows From Financing Activities:
Increase (decrease) in long-term debt	500	(724)	—	(224)
Deferred financing costs	(167)	—	—	(167)
Stock options exercised	328	—	—	328
Preferred dividends	(921)	—	—	(921)

Financing Cash Flows	(260)	(724)	—	(984)

Effect of exchange rate changes on cash and cash equivalents	—	252	—	252

Net Decrease in Cash	(906)	(832)	—	(1,738)
Cash and Cash Equivalents, beginning of period	2,222	1,368	—	3,590

Cash and Cash Equivalents, end of period	$1,316	$536	$—	$1,852

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Cash Flows From Operating Activities:
Net loss	$(30,085)	$(4,029)	$—	$(34,114)
Add back reconciling items	19,535	11,852	—	31,387
Other changes	7,320	7,809	—	15,129

Operating Cash Flows	(3,230)	15,632	—	12,402

Cash Flows From Investing Activities:
Capital expenditures	(14,804)	(18,723)	—	(33,527)
Proceeds from property sales	—	2,259	—	2,259

Investing Cash Flows	(14,804)	(16,464)	—	(31,268)

Cash Flows From Financing Activities:
Increase (decrease) in long-term debt	9,500	(174)	—	9,326
Preferred dividends	(436)	—	—	(436)

Financing Cash Flows	9,064	(174)	—	8,890

Effect of exchange rate changes on cash and cash equivalents	—	22	—	22

Net Decrease in Cash	(8,970)	(984)	—	(9,954)
Cash and Cash Equivalents, beginning of period	10,377	2,282	—	12,659

Cash and Cash Equivalents, end of period	$1,407	$1,298	$—	$2,705

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Condensed Balance Sheet September 30, 2003	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Assets:
Current assets	$9,584	$5,833	$—	$15,417
Net property and equipment	120,988	106,865	—	227,853
Other assets	82,218	—	(80,026)	2,192

Total Assets	$212,790	$112,698	$(80,026)	$245,462

Liabilities and Stockholders’ Equity:
Current liabilities	$11,273	$9,270	$—	$20,543
Pension liability	3,299	—	—	3,299
Long-term debt	137,803	16,944	—	154,747
ARO liability	2,195	3,746	—	5,941
Deferred income taxes	—	6,805	—	6,805
Stockholders’ equity	58,220	75,933	(80,026)	54,127

Total Liabilities and Stockholders’ Equity	$212,790	$112,698	$(80,026)	$245,462

Condensed Balance Sheet December 31, 2002	U.S. Wiser Oil (Parent)	Canada Subsidiary Guarantors	Consolidated Adjustments	Total
	(000’s)
Assets:
Current assets	$9,040	$7,450	$—	$16,490
Net property and equipment	116,039	87,174	—	203,213
Other assets	64,628	—	(62,124)	2,504

Total Assets	$189,707	$94,624	$(62,124)	$222,207

Liabilities and Stockholders’ Equity:
Current liabilities	$12,867	$10,631	$—	$23,498
Pension liability	3,299	—	—	3,299
Long-term debt	137,248	15,268	—	152,516
Deferred income taxes	—	6,603	—	6,603
Stockholders’ equity	36,293	62,122	(62,124)	36,291

Total Liabilities and Stockholders’ Equity	$189,707	$94,624	$(62,124)	$222,207

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

THE WISER OIL COMPANY

Notes to Financial Statements (continued)

Note 4. Net Income per Common Share

Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):

	For the three months Ended September 30,		For the nine months Ended September 30,
	2003	2002	2003	2002
Net income (loss) available to common stock	$3,174	$(18,308)	$3,182	$(39,099)
Plus: Income impact of assumed conversions:
Dividends and amortization on preferred stock	—	1,746	3,230	4,985

Net income (loss) available to common plus assumed conversions	$3,174	$(16,562)	$6,412	$(34,114)

Basic weighted average shares	15,469	9,402	12,272	9,310
Effect of dilutive securities:
Convertible preferred stock	—	5,882	3,124	5,882
Warrants	181	—	42	49
Stock options	19	—	1	2

Diluted weighted average shares	15,669	15,284	15,439	15,243

Net Income (Loss) per Share:
Basic	$.21	$(1.95)	$.26	$(4.20)
Diluted	.20	(1.95)	.26	(4.20)

The effect of the dilutive securities for the three months ended September 30, 2002, the nine months ended September 30, 2003 and the nine months ended September 30, 2002 was antidilutive.

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

THE WISER OIL COMPANY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Quarters Ended September 30, 2003 and September 30, 2002

Revenues

Oil, gas and NGL sales increased $4,496,000 or 21% to $25,424,000 in the third quarter of 2003 from $20,928,000 in the third quarter of 2002, primarily due to higher gas prices received in the third quarter of 2003, which were partially offset by decreases in oil and gas production. Oil sales for the third quarter of 2003 were $10,388,000, $1,773,000 lower than the third quarter of 2002, as net oil production for the third quarter of 2003 was 396,000 barrels, down 70,000 barrels or 15% from 466,000 barrels in the third quarter of 2002. The average price received for oil sales in the third quarter of 2003 was $26.23 per barrel, up $0.15 per barrel from the third quarter of 2002. The decrease in oil production is attributable primarily to the sale of the Provost property in Canada in the fourth quarter of 2002 and declining production from the Maljamar, Wellman and Evi fields. There was no oil production from the Provost field in the third quarter of 2003 while production in the third quarter of 2002 was 29,000 barrels. Decreases in oil production were partially offsest by an increase in production at the Loon field in Canada, which increased 47% in the third quarter of 2003 to 56,000 barrels compared to 38,000 barrels in the third quarter of 2002. Gas sales for the third quarter of 2003 were $14,445,000, up $6,152,000 or 74% from the third quarter of 2002 due to higher realized prices, partially offset by decreases in gas production. The average price received for gas sales during the third quarter of 2003 was $4.45 per Mcf, an increase of $1.95 per Mcf or 78% from the third quarter of 2002. Gas production for the third quarter of 2003 was 3,244 MMCF, down 73 MMCF or 2% from the third quarter of 2002. The decrease in gas production was attributable primarily to production declines in the Company’s fields in Canada, which produced 1,219 MMCF in the third quarter of 2003 compared to 1,688 MMCF in the third quarter of 2002 and production declines at Dimmit, San Juan and South Texas, which decreased 174 MMCF or 14% to 1,055 MMCF in the third quarter of 2003 as compared to 1,228 MMCF in the third quarter of 2002. The decreases in gas production were partially offset by increases in production from the Gulf or Mexico, which increased 511 MMCF to 757 MMCF in the third quarter of 2003 as compared to 246 MMCF in the third quarter of 2002. NGL sales for the third quarter of 2003 were $591,000, up $117,000 from the third quarter of 2002 due to increased production and higher realized prices. In the third quarter of 2002, oil and gas sales were increased by $60,000 from the amortization of other comprehensive income associated with the Company’s hedging activities. There was no amortization of other comprehensive income associated with the Company’s hedging activities in the third quarter of 2003. On an equivalent unit basis, total production decreased 7% to 5,800 MMCFE in the third quarter of 2003 from 6,269 MMCFE in the third quarter of 2002.

Costs and Expenses

Operating costs and production taxes for the third quarter of 2003 decreased $1,549,000 or 19% from the third quarter of 2002 and, on a MCFE basis, decreased to $1.13 per MCFE, down 12% from $1.29 per MCFE in the third quarter of 2002. The decrease in operating costs and production taxes is primarily due to decreases in operating costs in the Company’s fields in Canada, which were $814,000 lower in the third quarter of 2003 than the third quarter of 2002, and due to a $825,000 reduction in operating costs during the third quarter of 2003 from the sale of CO2 at the Wellman Unit.

Gain(loss) on derivatives for the third quarter of 2003 was a gain of $2,594,000 compared to a loss of $3,943,000 in the third quarter of 2002. The Company paid $2,220,000 of hedge cash settlements in the third quarter of 2003 and $2,680,000 in the third quarter of 2002.

Depreciation, depletion and amortization, (“DD&A”) for the third quarter of 2003 increased $40,000 from the third quarter of 2002 due primarily to increased production from the Gulf of Mexico and higher per unit rates at the Wolverine field in Canada.

THE WISER OIL COMPANY

Comparison of Quarters Ended September 30, 2003 and September 30, 2002 (continued)

Property impairments decreased $9,500,000 in the third quarter of 2003 as compared to the third quarter of 2002, due to an impairment of $9,500,000 in the third quarter of 2002 for the Wellman Unit in Terry County, Texas. The impairment resulted from a decision by the Company to discontinue tertiary recovery of oil in the field and sell the CO2 to a third party.

General and Administrative expense for the third quarter of 2003 increased $880,000 or 49% from the third quarter of 2002, primarily due to a reduction in overhead cost recoveries charged to drilling wells in Canada during the third quarter of 2003 as compared to the third quarter of 2002.

Exploration expense decreased $446,000 to $3,275,000 in the third quarter of 2003 from $3,721,000 in the third quarter of 2002. Abandoned lease expense decreased $957,000 to $887,000 in the third quarter of 2003 from $1,844,000 in the third quarter of 2002. Dry hole expense decreased $921,000 to $926,000 in the third quarter of 2003 from $1,847,000 in the third quarter of 2002. Geological and geophysical expense in the third quarter of 2003 was up $1,364,000 over the third quarter of 2002 primarily because of exploration activities at the Liberty County onshore prospect in the United States.

Income tax expense for the third quarter of 2003 was a deferred tax benefit of $332,000 compared to a tax benefit of $1,883,000 in the third quarter of 2002 for Canadian income taxes. The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $42,367,000 at December 31, 2002. The tax benefits of carryforwards are recognized as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the tax benefits from such assets. At September 30, 2003 and December 31, 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes. Accordingly, no U.S. Federal income tax expense was recognized in the third quarter of 2003 or the third quarter of 2002.

Net income available for common stock in the third quarter of 2003 was $3,174,000, basic earnings per share was $0.21 and diluted earnings per share was $0.20 compared to net loss available for common stock in the third quarter of 2002 of $18,308,000 and basic and diluted net loss per share of $1.95.

Comparison of Nine Months Ended September 30, 2003 and September 30, 2002

Revenues

Oil, gas and NGL sales increased $29,093,000 or 53% to $83,742,000 in the first nine months of 2003 from $54,649,000 in the first nine months of 2002, due primarily to higher gas production and higher oil and gas prices received in the first nine months of 2003, partially offset by lower oil production. Oil sales for the first nine months of 2003 were $34,134,000, $2,694,000 higher than the first nine months of 2002, primarily due to increases in prices received, partially offset by decreases in oil production. The average price received for oil sales in first nine months of 2003 was $27.56 per barrel, up $4.67 per barrel or 20% from the first nine months of 2002. Net oil production for the first nine months of 2003 was 1,238,000 barrels, down 135,000 barrels or 10% from 1,373,000 barrels in the first nine months of 2002. The decrease in oil production is attributable primarily to the sale of the Provost property in Canada in the fourth quarter of 2002 and declining production from the Maljamar, Wellman and Evi fields. There was no oil production from the Provost field in the first nine months of 2003 while production in the first nine months of 2002 was 78,000 barrels. Offsetting these decreases in oil production were increases at the Hayter field in Canada and the Gulf of Mexico. Hayter oil production in the first nine months of 2003 was 308,000 barrels compared to 268,000 barrels in the first nine months of 2002 and Gulf of Mexico oil production in the first nine months of 2003 was 66,000 barrels compared to 36,000 barrels in the first nine months of 2002. Gas sales for the first nine months of 2003 were $47,806,000, up $25,631,000 or 116% from the first nine months of 2002 due to higher realized prices and higher gas production. The average price received for gas sales during the first nine months of 2003 was $4.86 per Mcf, an increase of $2.41 per Mcf or 98% from the first nine months of 2002. Gas production for the first nine months of 2003 was 9,845 MMCF, up 798 MMCF or 9%

THE WISER OIL COMPANY

Comparison of Nine Months Ended September 30, 2003 and September 30, 2002 (continued)

from the first nine months of 2002. The increase in gas production was attributable primarily to production increases in the Gulf of Mexico and in the Wild River field in Canada, partially offset by production decreases in South Texas and the Wolverine field in Canada. The Gulf of Mexico produced 2,032 MMCF in the first nine months of 2003 compared to 491 MMCF in the first nine months of 2002 and the Wild River field produced 529 MMCF in the first nine months of 2003 compared to 341 MMCF in the first nine months of 2002. South Texas production in the first nine months of 2003 was 407 MMCF lower than the first nine months of 2002 and Wolverine production in the first nine months of 2003 was 520 MMCF lower than the first nine months of 2002. NGL sales for first nine months of 2003 were $1,802,000, up $768,000 from first nine months of 2002 due to higher production and prices. The average price received for NGL sales in first nine months of 2003 was $19.81 per barrel, an increase of $3.00 per barrel or 18% from first nine months of 2002. In the first nine monthsof 2002, oil and gas sales were increased by $730,000 from the amortization of other comprehensive income associated with the Company’s hedging activities. There was no amortization of other comprehensive income associated with the Company’s hedging activities in the first nine months of 2003. On an equivalent unit basis, total production increased 1% to 17,819 MMCFE in first nine months of 2003 from 17,657 MMCFE in first nine months of 2002.

Costs and Expenses

Operating costs and production taxes for the first nine months of 2003 increased $717,000 or 3% from the first nine months of 2002 and, on a MCFE basis, increased to $1.25 per MCFE, up 2% from $1.22 per MCFE in first nine months of 2002. The increase in operating costs and production taxes was attributable primarily to an increase of $744,000 in production taxes during the first nine months of 2003 as a result of higher realized oil and gas prices and increases in production. Operating costs decreased $27,000 during the first nine months of 2003 as compared to the first nine months of 2002 primarily due to a $1,170,000 reduction in operating costs from the sale of CO2 at the Wellman Unit, offset by an increase in operating costs of $795,000 at the Hayter field in Canada and an increase in operating costs of $459,000 in the Gulf of Mexico.

Loss on derivatives for first nine months of 2003 was $7,341,000 compared to $11,264,000 in the first nine months of 2002. The Company paid $12,135,000 of hedge cash settlements in first nine months of 2003 and $3,864,000 in the first nine months of 2002.

DD&A for the first nine months of 2003, increased $4,047,000 or 18% from the first nine months of 2002 due primarily to increased production from the Gulf of Mexico and higher per unit rates at the Wolverine field in Canada.

Property impairments decreased $9,500,000 in the first nine months of 2003 as compared to the first nine months of 2002, due to an impairment of $9,500,000 in the third quarter of 2002 for the Wellman Unit in Terry County, Texas. The impairment resulted from a decision by the Company to discontinue tertiary recovery of oil in the field and sell the CO2 to a third party.

General and Administrative expense for the first nine months of 2003 increased $719,000 or 11% from the first nine months of 2002, primarily due to a reduction in overhead cost recoveries charged to drilling wells in Canada during the first nine months of 2003.

Exploration expense decreased $1,533,000 to $10,148,000 in first nine months of 2003 from $11,681,000 in first nine months of 2002. Abandoned lease expense decreased $1,909,000 to $2,637,000 in first nine months of 2003 from $4,546,000 the first nine months of 2002. Dry hole expense decreased $2,344,000 to $3,267,000 in first nine months of 2003 from $5,611,000 in first nine months of 2002. The first nine months 2002 dry hole expense included $2,308,000 expense for Ship Shoal Block 164. Geological and geophysical expense in the first nine months of 2003 was up $2,473,000 over the first nine months of 2002 primarily for exploration activities in the Buick Creek prospect in Canada and the Liberty County prospect in the United States.

THE WISER OIL COMPANY

Comparison of Nine Months Ended September 30, 2003 and September 30, 2002 (continued)

Income tax expense for first nine months of 2003 was a deferred tax benefit of $1,241,000 compared to a net tax benefit of $3,657,000 in first nine months of 2002 for Canadian income taxes. The Company had a net operating loss carryforward for U.S. Federal income tax purposes of $42,367,000 at December 31, 2002. The tax benefits of carryforwards are recognized as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the tax benefits from such assets. At September 30, 2003 and December 31, 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes. Accordingly, no U.S. Federal income tax expense was recognized in first nine months of 2003 or the first nine months of 2002.

Net income available for common stock was $3,182,000 and basic net income per share was $0.26 in first nine months of 2003 compared to net loss available for common stock of $33,099,000 and basic net loss per share of $4.20 in first nine months of 2002.

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

In August 2003, the borrowing base under Tranche A of the revolving credit facility was increased from $40,000,000 to $45,000,000. At September 30, 2003, $29,944,000 of borrowings were outstanding under Tranche A, leaving $15,056,000 of borrowings available to the Company.

Following is a summary of contractual obligations and commercial commitments at September 30, 2003 (000’s):

	Total	<1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term debt	$154,747	—	$29,944	$124,803	$—
Operating leases	1,322	325	532	465	—

Total	$156,069	$325	$30,476	$125,268	$—

THE WISER OIL COMPANY

Comparison of Nine Months Ended September 30, 2003 and September 30, 2002 (continued)

Cash Flows

Operating cash flows in the first nine months of 2003 were $25,870,000, up $13,468,000 from first nine months of 2002. While oil and gas sales in the first nine months of 2003 were $29,093,000 higher than the first nine months of 2002, cash payments for hedge settlements in the first nine months of 2003 were $8,271,000 higher than the first nine months of 2002. In addition, operating cash flow provided by changes in operating assets and liabilities in the first nine months of 2003 was $5,903,000 lower than the first nine months of 2002.

Cash flows used in investing activities in the first nine months of 2003 included capital expenditures of $27,757,000, down $5,770,000 from $33,527,000 in first nine months of 2002. The decrease is attributable primarily to the Wolverine field in Canada. The Company’s capital and exploration budget for 2003 is approximately $42,000,000 to $45,000,000.

On a cash basis, the Company paid $7,309,000 in interest expense in the first nine months of 2003 and no income taxes were paid in the first nine months of 2003.

Financial Position

The Company funded its first nine months 2003 capital expenditures of $27,757,000 with operating cash flows, proceeds from property sales and cash on hand at December 31, 2002. Cash and cash equivalents decreased $1,738,000 from $3,590,000 at December 31, 2002 to $1,852,000 at September 30, 2003. Working capital increased $1,882,000 from a deficit of $7,008,000 at December 31, 2002 to a deficit of $5,126,000 at September 30, 2003. Net property and equipment increased $24,640,000 and total assets increased $23,255,000 during the first nine months of 2003 to $245,462,000 at September 30, 2003. Long-term debt increased $2,231,000 and stockholders’ equity increased $17,836,000 during the first nine months of 2003 to $54,127,000 at September 30, 2003. The foreign currency translation adjustment related to the Canadian dollar increased stockholder’s equity by $11,288,000, property and equipment by $14,997,000, and long-term debt by $2,399,000 in the first nine months of 2003.

At September 30, 2003, capitalization totaled $208,874,000 and consisted of $154,747,000 of total debt and $54,127,000 of stockholders’ equity.

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

THE WISER OIL COMPANY

Comparison of Nine Months Ended September 30, 2003 and September 30, 2002 (continued)

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

Foreign Currency Exchange Risk

The Company receives a substantial portion of its oil and gas revenues in Canadian dollars (43% in the first nine months of 2003 and 46% in the first nine months of 2002) and fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company’s financial condition and results of operations. The Company also borrows a portion of its funds under its credit facility in Canadian dollars. At September 30, 2003, outstanding borrowings in Canada were $22,873,000 Canadian dollars, or $16,944,000 in U.S. dollars. Fluctuations in the exchange rate of the Canadian dollar also impact Accumulated Other Comprehensive Income in Stockholders’ Equity on the Balance Sheet. At September 30, 2003, Accumulated Other Comprehensive Income included a net gain of $754,000 consisting of $5,173,000 gain related to the Canadian dollar exchange rate and $4,419,000 loss related to the Company’s Pension Plan. An increase in the Canadian dollar exchange rate of .01 would increase this gain by $1,030,000 and a decrease in the Canadian dollar exchange rate of .01 would reduce this gain by $1,031,000.

Interest Rate Risk

Total debt at September 30, 2003 included $124,803,000 of fixed-rate debt and $29,944,000 of floating-rate debt attributed to borrowings under the Revolver. As a result, the Company’s annual interest cost will fluctuate based on changes in short-term interest rates. The impact on cash flow for the first nine months of 2003 of a 10% change in the short-term interest rate (approximately 60 basis points) would be approximately $132,000.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Vice President of Finance (who currently is fulfilling the functions of Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Vice President of Finance, concluded that the Company’s disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding such required disclosure

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the period covered by this report.

THE WISER OIL COMPANY

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions in the normal course of business.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None7

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated.

Exhibit Numbers	Exhibit

3.1	Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.1a	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.2a	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.4	Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

Exhibit Number	Exhibit

4	Rights Agreement dated as of October 25, 1993 by and between the Company and The Chase Manhattan Bank (as successor to Chemical Bank), as rights agent, which includes as Exhibit 2 thereto the Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

4a	First Amendment to Rights Agreement dated as of October 25, 1993 by and between the Company and ChaseMellon Shareholder Services, L.L.C. (as successor to Chemical Bank), as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8 –K (Commission File No. 0-5426), dated December 23, 1999 (Date of Event: December 13, 1999).

4.1	Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.2	Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.3	Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the initial— purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.4	Credit Agreement dated June 23, 1994 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and NationsBank of Texas, N.A. (NationsBank), as Agent, and certain financial institutions listed on the signature pages thereto, as Banks, incorporated by reference to the Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated July 11, 1994 (Date of Event: July 11, 1994), as amended on Form 8-K/A filed on August 17, 1994.

4.5	First Amendment to Credit Agreement dated November 29, 1995 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and NationsBank, as agent, and certain financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.6	Second Amendment to Credit Agreement dated May 20, 1997 among The Wiser Oil Company and The Wiser Oil Company of Canada, Inc., as borrowers, and NationsBank, as agent, and certain financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.7	Guaranty Agreement dated May 20, 1997, by Wiser Oil Delaware, Inc., in favor of NationsBank and PNC Bank, National Association (“PNC”), incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.8	Guaranty Agreement dated May 20, 1997, by Wiser Delaware LLC, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.9	Guaranty Agreement dated May 20, 1997, by The Wiser Marketing Company, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

Exhibit Number	Exhibit

4.10	Guaranty Agreement dated May 20, 1997, by The Wiser Oil Company of Canada, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.11	Guaranty Agreement dated May 20, 1997, by T.W.O.C., Inc., in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.13	Credit Agreement dated December 23, 1997 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

4.13a	First Amendment to Credit Agreement dated September 30, 1998 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

4.13b	Second Amendment to Credit Agreement dated January 11, 1999 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.15	Restated Credit Agreement dated May 10, 1999 among The Wiser Oil Company, as borrower, and Bank One Texas, N.A., as agent, and the institutions as listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

4.16	Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.16a	Amendment No. 5 to Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16a to the Company’s Report on Form 8-K dated August 14, 2003.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There was one report filed during the quarter ended September 30, 2003 and one report furnished subsequent to the quarter ended September 30, 2003.

Form 8-K filed August 14, 2003 to announce amendment to Second Amended and Restated Credit Facility.

Form 8-K furnished November 13, 2003 to announce third quarter 2003 results dated November 12, 2003.

THE WISER OIL COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WISER OIL COMPANY

(Registrant)

Date: November 13, 2003	/s/ George K. Hickox, Jr.

George K. Hickox, Jr. Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2003	/s/ Richard S. Davis

Richard S. Davis Vice President of Finance (Principal Financial and Accounting Officer)

THE WISER OIL COMPANY

Index to Exhibits

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.1a	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.2a	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.4	Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4	Rights Agreement dated as of October 25, 1993 by and between the Company and The Chase Manhattan Bank (as successor to Chemical Bank), as rights agent, which includes as Exhibit 2 thereto the Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

4a	First Amendment to Rights Agreement dated as of October 25, 1993 by and between the Company and ChaseMellon Shareholder Services, L.L.C. (as successor to Chemical Bank), as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8 –K (Commission File No. 0-5426), dated December 23, 1999 (Date of Event: December 13, 1999).

4.1	Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.2	Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.3	Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the initial— purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.4	Credit Agreement dated June 23, 1994 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and NationsBank of Texas, N.A. (NationsBank), as Agent, and certain financial institutions listed on the signature pages thereto, as Banks, incorporated by reference to the Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated July 11, 1994 (Date of Event: July 11, 1994), as amended on Form 8-K/A filed on August 17, 1994.

Exhibit Number	Exhibit

4.5	First Amendment to Credit Agreement dated November 29, 1995 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and NationsBank, as agent, and certain financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.6	Second Amendment to Credit Agreement dated May 20, 1997 among The Wiser Oil Company and The Wiser Oil Company of Canada, Inc., as borrowers, and NationsBank, as agent, and certain financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.7	Guaranty Agreement dated May 20, 1997, by Wiser Oil Delaware, Inc., in favor of NationsBank and PNC Bank, National Association (“PNC”), incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.8	Guaranty Agreement dated May 20, 1997, by Wiser Delaware LLC, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.9	Guaranty Agreement dated May 20, 1997, by The Wiser Marketing Company, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.10	Guaranty Agreement dated May 20, 1997, by The Wiser Oil Company of Canada, in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.11	Guaranty Agreement dated May 20, 1997, by T.W.O.C., Inc., in favor of NationsBank and PNC, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.13	Credit Agreement dated December 23, 1997 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

4.13a	First Amendment to Credit Agreement dated September 30, 1998 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

4.13b	Second Amendment to Credit Agreement dated January 11, 1999 among The Wiser Oil Company, as borrowers, and NationsBank of Texas, N.A., as agent, and the financial institutions listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.13b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.15	Restated Credit Agreement dated May 10, 1999 among The Wiser Oil Company, as borrower, and Bank One Texas, N.A., as agent, and the institutions as listed on the signature pages thereto, as banks, incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

Exhibit Number	Exhibit

4.17	Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.16a	Amendment No. 5 to Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16a to the Company’s Report on Form 8-K dated August 14, 2003.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated.