Form 10-K
period 2003-12-31
WISER OIL CO
filed 2004-03-30
CIK 107874

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 Commission file number 0-5426

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes  ☐  No  ☑.

The aggregate market value of registrant’s Common Stock held by non-affiliates based on the closing price on June 28, 2003 was approximately $51.0 million.

As of March 24, 2004, registrant had outstanding 15,470,007 shares of common stock, $.01 par value (“Common Stock”), which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific incorporations are identified under the applicable item herein.)

Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year.

The Wiser Oil Company

DESCRIPTION

The Wiser Oil Company

THE WISER OIL COMPANY

PART I

Items 1, 2. Business and Properties

General

The Wiser Oil Company is an independent oil and gas exploration and production company operating primarily in Texas, New Mexico, the Gulf Coast and Western Canada. Our total proved reserves at December 31, 2003 were 191.2 Bcfe, with oil and NGL’s comprising 49% and natural gas comprising 51% of total reserves. Our proved reserves at December 31, 2003 were 85% developed with approximately 70% located in the U.S. and 30% located in Canada.

The pre-tax present value of our total proved reserves at December 31, 2003 was $349.6 million, discounted at 10% and based on average realized prices of $28.99 per barrel for oil and $5.40 per Mcf for gas, as computed under Securities and Exchange Commission (“SEC”) pricing guidelines. After taxes, the present value of our total proved reserves at December 31, 2003 was $270.3 million. See “Oil and Gas Reserves” below for additional information about our reserves.

Our principal executive offices are located at 8115 Preston Road, Suite 400, Dallas, Texas 75225, and our telephone number is (214) 265-0080. The Internet address is http://www.wiseroil.com. On our web site you can review, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments of those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The Company posts these reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC. References in this Form 10-K to “Wiser”, “we,” “our,” or “us”, except as otherwise indicated, refer to The Wiser Oil Company and our consolidated subsidiaries.

Certain oil and gas industry terms used herein are defined in the “Glossary of Oil and Gas Terms” appearing at the end of Item 1 and 2.

History

In 1905, Clinton B. Wiser pooled some oil leases and founded The Wiser Oil Company. We began operations in Kentucky in 1917 and maintained our headquarters in Sistersville, West Virginia, until 1991. We moved our headquarters to Dallas, Texas in 1991 and over the next five years expanded operations by acquiring and operating properties in the Permian Basin in West Texas and Southeast New Mexico and in Alberta, Canada. In 1999, we sold non-strategic properties in Appalachia and began focusing our exploration and production operations primarily in Texas, New Mexico, the Gulf Coast and Western Canada.

In May 2000, we completed a corporate restructuring and appointed George K. Hickox, Jr. as the new CEO. As part of the corporate restructuring, we received a $23.7 million net capital infusion through the sale of convertible preferred stock in May 2000 and June 2001. In May 2001, we acquired Invasion Energy, Inc. in northern Alberta for $37.5 million and we also expanded into the Gulf of Mexico in 2001 through joint venture agreements.

Strategy

Over the past four years, we have increased the percentage of our natural gas reserves from 31% at December 31, 1999 to 51% at December 31, 2003. We continue to focus our efforts on adding primarily gas reserves through exploration activities or strategic acquisitions in both the U.S. and Canada. We expect to fund our future capital expenditure programs primarily with discretionary cash flow and any significant acquisition opportunities would be funded with borrowings under our credit facility.

The Wiser Oil Company

Principal Oil and Gas Properties

The following table summarizes certain information with respect to each of our principal areas of operation at December 31, 2003.

		Proved Reserves
	Total Gross Oil and Gas Wells	Oil And NGLs (MBbls)	Gas (MMcf)	Total Proved Reserves (MMcfe)	Percent Of Total Proved Reserves	Average Net Production (Mcfe/Day)
United States:
Permian Basin:
Maljamar	235	8,518	4,879	55,991	29%	6,486
Dimmitt/Slash Ranch	88	1,753	12,565	23,082	12%	4,671
Other	54	458	3,980	6,726	4%	4,104

Total	377	10,729	21,424	85,799	45%	15,261
San Juan Basin	3,050	53	26,582	26,899	14%	8,214
Gulf of Mexico	14	379	9,260	11,535	6%	8,778
Other	38	384	7,330	9,634	5%	3,060

Total United States	3,479	11,545	64,596	133,867	70%	35,313

Canada:
Evi/Loon	52	1,859	—	11,152	6%	6,942
Wolverine (Invasion)	118	—	10,902	10,901	6%	6,912
Hayter	97	1,578	1,385	10,854	6%	7,704
Wild River	12	132	7,373	8,166	4%	2,136
Other	103	526	13,135	16,289	8%	4.998

Total Canada	382	4,095	32,795	57,362	30%	28,692

Total Company	3,861	15,640	97,391	191,229	100%	64,005

Permian Basin

Maljamar. Our Maljamar properties are situated in Southeast New Mexico. At December 31, 2003, the Maljamar properties contained 56.0 Bcfe of proved reserves, which represented 29% of our total proved reserves and 14% of the Present Value of total proved reserves.

The Maljamar properties consist primarily of three oil producing units acquired by us in separate transactions between 1992 and 1996: the Maljamar Grayburg and Caprock Maljamar Units, both of which are in Lea County, New Mexico, and the Skelly Unit located in Eddy County, New Mexico. The Maljamar Grayburg Unit produces from the Grayburg and San Andres formations at depths ranging from 3,800 to 4,500 feet, and the Caprock Maljamar Unit produces from the same formations at depths ranging from 4,000 to 5,000 feet. The Skelly Unit is located approximately five miles west of the two Lea County units and produces from the Seven Rivers, Grayburg and San Andres formations at depths ranging from 2,100 to 4,000 feet. We have a 100% working interest in each of these units, which, along with some smaller adjacent properties, have been combined into a single large-scale waterflood project encompassing approximately 17,000 gross developed leasehold acres.

A large scale development program was undertaken on the project from 1995 to 1998. This program included conversion of existing wells to injection wells and the drilling of infill development wells on 20-acre spacing to create 40-acre five-spot water injection patterns throughout most of the project area. At December 31, 2003, the project included 235 producing wells and 169 active water injection wells, virtually all of which were operated by us.

Our net production from the Maljamar properties averaged 970 Bbls of oil and 669 Mcf of natural gas (6,486 Mcfe) per day in 2003. Our cumulative net production from the Maljamar properties since acquired by us has been 5.5 MMBbls of oil and 2.74 Bcf of natural gas through December 31, 2003. Additional exploitation potential exists in the form of lease line development, extending water flood activities and the development of offsetting leases acquired in 2003.

The Wiser Oil Company

Dimmitt/Slash Ranch. Our Dimmitt/Slash Ranch properties are situated in Loving County, Texas, 80 miles west of Midland, Texas. At December 31, 2003, the Dimmitt/Slash Ranch properties contained 23.1 Bcfe of proved reserves, which represented 12% of our total proved reserves and 12% of the Present Value of total proved reserves.

We own 6,155 gross (5,499 net) developed leasehold acres in the Dimmitt/Slash Ranch area in Loving County, Texas. We acquired our initial interest in and became operator of the field in 1993. The Dimmitt Field produces oil and gas from the Cherry Canyon and Bell Canyon formations at depths ranging from 4,700 to 6,700 feet. The Slash Ranch Field is a natural gas field that underlies the Dimmitt Field. The Slash Ranch Field produces from the Atoka, Fusselman and Ellenburger formations at depths ranging from 15,000 to 20,000 feet. At December 31, 2003, the Dimmitt/Slash Ranch Field included 88 producing wells, all of which were operated by us. Our average working interest in these wells is 97%.

Our net production from the Dimmitt/Slash Ranch properties averaged 339 Bbls of oil and 2,637 Mcf of natural gas (4,671 Mcfe) per day in 2003. Our cumulative net production from the properties since acquired by us has been 1.3 MMBbls of oil and 10.1 Bcf of natural gas through December 31, 2003.

San Juan Basin

Our San Juan Basin properties are located in Rio Arriba County in northwestern New Mexico. At December 31, 2003, the San Juan Basin properties contained 26.9 Bcfe of proved reserves, which represented 14% of our total proved reserves and 17% of the Present Value of total proved reserves. We own 4,479 gross (4,357 net) developed leasehold acres in the San Juan Basin. In the 1950’s, our average 48% working interest in most of the acreage was contributed in connection with a unitization of the wells in the San Juan Basin fields, resulting in the ownership by us of small non-operated working interests in several large units. At December 31, 2003, we owned working interests in approximately 3,049 producing gas wells and one oil well in the San Juan Basin. These working interests average approximately 1.8%. Our San Juan Basin properties produce from multiple formations ranging from depths of 3,000 to 8,000 feet. Our net production from these properties averaged 7,358 Mcf of natural gas, 40 Bbls of oil and 103 Bbls of NGLs (8,214 Mcfe) per day in 2003. We expect that future development of the properties will depend on natural gas prices.

Gulf of Mexico

We began operations in the Gulf of Mexico in 2001 and currently have non-operating working interests in 11 producing offshore blocks. At December 31, 2003, the Gulf of Mexico properties contained 11.5 Bcfe of proved reserves, which represented 6% of our total proved reserves and 15% of the Present Value of total proved reserves.

We own a 12.5% working interest in the Eugene Island 302, East Cameron 179, East Cameron 185, and South Marsh Island 93 blocks and a 25% working interest in the West Cameron 416, West Cameron 417, West Cameron 428, West Cameron 488, Ship Shoal 322, Vermilion 61 and West Cameron 347 blocks. All of these blocks are located in water depths of less than 325 feet and we own 50,000 gross (9,375 net) developed leasehold acres in the Gulf of Mexico. During 2003, we participated in drilling 6 gross wells in the Gulf of Mexico, only one of which was a dry hole. As of December 31, 2003, we have been successful on 14 out of 18 wells drilled in the Gulf of Mexico during the last three years for a 78% success rate. Our net production from the Gulf of Mexico averaged 7,336 Mcf of natural gas and 240 Bbls of oil (8,778 Mcfe) per day in 2003.

Other U.S. Properties

Our other United States properties are located in West Texas, Indiana and the Onshore Gulf Coast region. For the year ended December 31, 2003, these properties represented approximately 5% of our total proved reserves.

We own a 100% working interest in and operate the Wellman Unit, located in Terry County, Texas. In 2001, we decided to discontinue injecting CO2 into the Wellman Unit reservoir and entered into a contract to sell the previously injected CO2 to a third party. We estimate that the Wellman Unit reservoir contains approximately 35.8 Bcf of recoverable CO2 at December 31, 2003. Sales of CO2 commenced in May of 2003 at a rate of approximately 20 MMcf per day. Proceeds from the sale of CO2 are recorded as a reduction of production and operating expense.

The Wiser Oil Company

Canada

In June 1994, we established an important new core area with the completion of a $52.0 million acquisition of Canadian oil and gas properties from Eagle Resources, Ltd., acquired by our wholly owned subsidiary The Wiser Oil Company of Canada. The purchase included 43.2 Bcfe of proved reserves and approximately 127,000 net undeveloped acres. In May 2001, The Wiser Oil Company of Canada acquired Invasion Energy, Inc. for $37.5 million. Also, in June 2001, The Wiser Oil Company of Canada entered into an Asset Exchange Agreement and acquired the Loon and other producing properties in exchange for the Pine Creek, Portage, Groat, Windfall and Sunchild fields. At December 31, 2003, our Canadian properties contained 57.4 Bcfe of proved reserves, which represented 30% of our total proved reserves and 33% of the Present Value of our total proved reserves.

Evi/Loon. Our Evi/Loon properties are located approximately 400 miles north of Calgary. At December 31, 2003, the Evi/Loon properties contained 11.2 Bcfe of proved reserves, which represented 6% of our total proved reserves and 8% of the Present Value of our total proved reserves.

We own 5,280 gross (1,960 net) developed leasehold acres in the Evi/Loon area, and have an average 57% working interest in the Evi Field and an average 30% working interest in the Loon Field. The Evi/Loon properties produce oil primarily from the Granite Wash formation at depths ranging from 4,900 to 5,000 feet. Our net production from the Evi/Loon Fields averaged 1,157 Bbls of oil (6,942 Mcfe) per day in 2003. At December 31, 2003, we owned 52 gross (18 net) productive wells and 2 gross (0.8 net) water disposal wells in the field, of which both disposal wells and 19 productive wells were operated by us.

Wolverine. Our Wolverine properties were acquired in May 2001 in the Invasion acquisition. At December 31, 2003, the Wolverine properties contained 10.9 Bcfe of proved reserves, which represented 6% of our total proved reserves and 6% of the Present Value of our total proved reserves.

We own 44,810 gross (39,465 net) developed leasehold acres in the Wolverine area. The Wolverine properties produce gas from the Wabamun, Bluesky and Gething formations at depths averaging 1,500 feet. Our net production from the Wolverine properties averaged 6,890 Mcf of gas and 4 Bbls of oil (6,912 Mcfe) per day in 2003. At December 31, 2003, we owned 118 gross and net productive wells and 4 gross and net water disposal wells in the field, all of which were operated by us.

Hayter. Our Hayter properties were acquired in 2000. The Hayter properties are located approximately 200 miles northeast of Calgary near the Alberta, Saskatchewan border. At December 31, 2003, the Hayter properties contained 10.9 Bcfe of proved reserves, which represented 6% of our total proved reserves and 4% of the Present Value of our total proved reserves.

We own 1,492 gross (1,454 net) developed leasehold acres in the Hayter area. The Hayter properties produce heavy oil (13° gravity) mainly from the McLaren formation at depths averaging 2,600 feet. We drilled nine productive wells in the Hayter area in 2003 and plan to drill additional wells over the next few years, depending on oil prices.

Our net production from the Hayter area averaged 1,139 Bbls of oil per day and 870 Mcf (7,704 Mcfe) per day in 2003. At December 31, 2003, we owned 97 gross (95 net) productive wells and two gross and net water injection wells on the properties, all of which were operated by us.

Wild River. At December 31, 2003, the Wild River properties contained 8.2 Bcfe of proved reserves, which represented 4% of our total proved reserves and 5% of the Present Value of our total proved reserves.

We own 2,560 gross (1,280 net) developed leasehold acres in the Wild River area. The Wild River properties produce from the Gething, Cadomin and Wabamun formations at depths of 9,500 to 12,000 feet. At December 31, 2003, we owned 12 gross (6.0 net) productive wells, 8 of which were operated by us. Our net production from the Wild River area averaged 1,870 Mcf of gas per day and 44 Bbls of oil (2,136 Mcfe) per day in 2003. We made a significant discovery in the Wabamum formation in 2003, which began producing in January of 2004.

The Wiser Oil Company

Other Canadian Properties. We own interests in various other Canadian properties, generally located in or near our principal areas of operation. For the year ended December 31, 2003, these properties represented approximately 8% of our total proved reserves.

Exploration Activities

United States

In 2003, we drilled or participated in 11 gross (three net) U.S. exploration wells, compared with ten gross (two net) wells in 2002, spending $12.6 million in 2003 and $14.3 million in 2002 on U.S. exploration. Of the 11 gross wells we drilled or participated in during 2003, seven were successfully completed as oil or gas wells in the targeted interval, and one was completed as a shallower development well. In the Gulf of Mexico, we participated in six successful exploration wells and one dry hole, which were generated and drilled through a joint venture with Remington Oil and Gas Corp. In 2004, we plan to drill or participate in approximately 8 to 10 gross wells in the U.S. and have budgeted approximately $12.0 million for our 2004 U.S. exploration program, including seismic costs.

Onshore. The primary focus of our U.S. onshore exploration effort is the central and upper Gulf Coast areas of Texas and Louisiana. Within this core area, Wiser is actively working the Miocene, Frio, Yegua, Cook Mountain, and Wilcox plays. These are relatively gas-prone trends where state-of-the-art seismic techniques have proven to be effective tools for lowering risk. Our goal is to understand and apply the appropriate technology within these fairly mature areas, and to generate economically viable drilling opportunities. Wiser currently has over 2,500 square miles of proprietary or licensed 3D data within the Gulf Coast. We have also invested in geophysical modeling and processing software that allows pre- and post-stack data evaluation to be done in-house.

Within the U.S. onshore core area, we have ten ongoing exploration projects with over 50 defined but undrilled prospects in inventory. The key acreage is under lease on nearly all of these prospects. Two of the more important projects, the Sabine project and the Liberty project, were initiated in 2003 and are expected to generate numerous low to moderate risk drilling opportunities over the next several years.

The Sabine project, located in Beauregard Parish and Calcasieu Parish, Louisiana is a 157,000 acre block located immediately east of the Texas State line encompassing several active plays, including the prolific Frio, Hackberry, Yegua, and Wilcox trends. Multiple leads and prospects have been defined within this block to date, with drilling expected to commence in June 2004. We will be the operator of this project with a 45% working interest.

The Liberty project is located in Liberty County, Texas. A 51 square-mile proprietary 3D program was acquired in 2003 in this very active Yegua and Cook Mountain play. We co-operated the seismic acquisition and will operate drilling operations which are expected to commence mid-year 2004. Several prospects have been defined to date and interpretation of the seismic data continues. Our working interest in this project is 35%.

In addition to the Liberty and Sabine projects, we are actively exploring in several other areas of Texas and Louisiana. As a result of these efforts, we will have the opportunity to participate in a diverse set of exploration plays located in West Texas, South Texas, and in southeast Louisiana. The evaluation of these prospects is ongoing.

Offshore. To complement our stepped-up onshore exploration effort we continue to participate in offshore exploration in the Gulf of Mexico. Our offshore interests are concentrated in the shallow water (less than 350 feet) Louisiana shelf play. In 2003, we participated in seven wells, six of which were completed as producers for an 86% success rate. We have a 25% working interest in all of these wells except one, where we have a 12.5% working interest. From 2001, when we started work in the Gulf of Mexico, through March 2004, we have participated in drilling 19 offshore wells, 15 of which were completed as producers for a 79% overall success rate. We also have a working interest in a number of additional undrilled offshore blocks. Each of these blocks has a 3-D seismic defined prospect, and it is anticipated that many of these prospects will be proposed for our participation in the next three years.

The Wiser Oil Company

Canada

In addition to the exploitation and development of our existing fields, we are also committed to the exploration of new oil and gas fields in western Canada. With the aid of the latest 3-D seismic evaluation techniques, we continue to explore for high impact exploration opportunities in western Canada. Our exploration efforts are concentrated primarily in the western half of Alberta and in northeast British Columbia. These are historically prolific, gas prone areas where we have a significant acreage position, access to large grids of 3-D seismic data, and the technical expertise to uncover significant new reserves. During 2003, we participated in nine gross (six net) exploratory wells of which two were completed as successful oil or gas wells. We spent $6.1 million on exploration in Canada in 2003, compared to $3.1 million in 2002, and have budgeted approximately $7.7 million for our 2004 Canadian exploration program.

Wild River. The Wild River area of western Canada continues to supply us with multiple gas bearing targets ranging in depth from 5,000 to 14,000 feet. We have acquired a contiguous land base of approximately 26,000 gross acres of highly prospective lands on which we have identified 30 additional exploration and development locations. We are actively developing the Cretaceous aged “field pay” and the deeper Devonian gas pay in the area during 2004.

During March 2003, we made a significant new gas discovery below the main field pay in an underlying Devonian reservoir. The 15-30 well (50% working interest) was brought on stream in January 2004 and is currently producing at a gross rate of 20 MMcf per day. The 3-D seismic anomaly, which the 15-30 well targeted, appears sizeable enough to support one or two additional development locations. A follow-up well to the 15-30 discovery is planned for drilling during the summer of 2004.

Hinton Obed. Over the past several years, we have acquired seismic data over much of our large land base in the Hinton Obed area of western Alberta. During 2003, we began to harvest some of the opportunities that have been generated through our exploration efforts. During the spring of 2003, we participated in the re-entry of the 5-7 suspended well which was re-completed in two gas bearing zones. The 5-7 well was offset with the 13-8 well (16.6% working interest) during the fall 2003 which encountered the same two gas bearing zones. Production at 13-8 was brought on stream in early 2004.

Northeast British Columbia. Over the past 12 months, we have acquired a large land position in northeast British Columbia where discovery wells along this trend have produced gas rates of 25 to 100 MMcf per day per well. We have acquired 3-D seismic coverage over all of our lands in 2003 and have identified a seismic anomaly on our acreage. The Buick Creek exploration well (50% working interest) started drilling during the first quarter of 2004 and is expected to reach its target depth by late March 2004.

We are also working on several new exploration gas plays in Alberta and British Columbia ranging from early grass roots exploration through to land acquisition on defined drillable prospects. We currently plan to retain a 50% working interest in these projects, some of which could be drilled in 2004.

International

We did not participate in any other international exploration activity other than Canada in 2003 and currently have no plans to participate in future international exploration activities outside of Canada.

Marketing of Production

General. We market our production of oil, natural gas and NGLs to a variety of purchasers, including large refiners and resellers, pipeline affiliate marketers, independent marketers, utilities and industrial end-users. To help manage the impact of potential price declines, we have developed a portfolio of long-term and short-term contracts with prices that are either fixed or related to market conditions in varying degrees. Most of our production is sold pursuant to contracts that provide for market-related pricing for the areas in which the production is located.

The Wiser Oil Company

During the year ended December 31, 2003, revenues from the sale of production to Nexen Inc. and Sempra Energy Trading Corp. represented approximately 34% and 22%, respectively, of our total oil and gas revenues. We believe we would be able to locate alternate purchasers in the event of the loss of any one or more purchaser, and that any such loss would not have a material adverse effect on our financial condition or results of operations.

Crude Oil. We sell our crude oil and condensate to various refiners and resellers in the United States and Canada at posting-related and spot-related prices that also depend on factors such as well location, production volume and product quality. We typically sell our crude oil and condensate production at or near the well site, although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. Revenue from the sale of crude oil and condensate totaled $44.5 million for 2003 and represented 41% of our total oil and gas revenues for 2003.

From time to time, we enter into crude oil and natural gas price derivatives to reduce our exposure to commodity price fluctuation. See Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risk” and Note 1 to our Consolidated Financial Statements included elsewhere in this Report.

Natural Gas. We sell our produced natural gas and gathered gas to utilities, marketers, processor/resellers and industrial end-users primarily under market-sensitive, long-term contracts or daily, monthly or multi-month spot agreements. An insignificant amount of our natural gas is committed to long-term, fixed-price sales agreements. To accomplish the delivery and sale of certain natural gas, we have entered into long-term agreements with various natural gas gatherers that deliver our gas to points of sale on major transmission pipelines. We believe that we have sufficient production from our properties, and from those of others tied to our gathering and transportation system, to meet our delivery obligations under such agreements. Revenues from the sale of natural gas totaled $60.5 million for 2003 and represented 56% of our total oil and gas revenues for 2003.

NGLs. From our natural gas processing plants in West Texas, we sell NGLs to independent marketers for resale. A direct pipeline connection to the Texas Gulf Coast market area facilitates the sale of NGLs from our Wellman Unit, and enables us to receive prices that are representative of the daily market value of NGLs on the Texas Gulf Coast, less transportation and fractionation costs. Our average price in 2003 for NGLs sold from our operated plants or under processing agreements with others was $19.67 per Bbl. The value of NGLs attributable to natural gas sold to plants operated by others are generally included in the prices reported by us for the sale of our natural gas.

Price Considerations. Crude oil prices are established in a highly liquid, international market, with average crude oil prices received by us in both the U.S and Canada generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per Bbl received by us in 2003 was $27.19. The average NYMEX-WTI closing price per Bbl for 2003 was $31.04.

Natural gas prices in each of the geographical areas in which we operate, including Canada, are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in 2003 was $4.72. The average NYMEX-Henry Hub price per MMBtu for 2003 was $5.44, computed by averaging the closing price on the last three trading days of each month of the forward prompt month NYMEX natural gas futures contract price applicable to each month in 2003. The average natural gas price received by us in 2003 was lower than such 2003 NYMEX-Henry Hub price as a result of pricing differentials determined by the location of our natural gas production relative to the Henry Hub trading point and lower natural gas prices generally applicable to Canadian natural gas production relative to U.S. production. Sales of Canadian natural gas are priced in relation to AECO-C hub, which is a major pricing point for Canadian natural gas, and AECO-C prices have historically been lower than NYMEX. The average AECO-C price per MMBtu for 2003 was $0.80 lower than the average NYMEX price per MMBtu for the same period.

The Wiser Oil Company

Oil and Gas Reserves

The following table sets forth our proved developed and undeveloped reserves at December 31, 2003:

	Oil and NGLs (MBbls)			Gas (MMcf)			Total Proved Reserves (MMcfe)
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Permian Basin
Maljamar	6,479	2,039	8,518	4,519	360	4,879	43,394	12,597	55,991
Dimmitt/Slash Ranch	1,698	55	1,753	12,437	128	12,565	22,624	458	23,082
Other Permian Basin	455	3	458	2,229	1,751	3,980	4,960	1,766	6,726

Total	8,632	2,097	10,729	19,185	2,239	21,424	70,978	14,821	85,799
San Juan Basin	48	5	53	23,725	2,857	26,582	24,012	2,887	26,899
Gulf of Mexico	379	—	379	9,260	—	9,260	11,535	—	11,535
Other	380	4	384	6,915	415	7,330	9,193	441	9,634

Total United States	9,439	2,106	11,545	59,085	5,511	64,596	115,718	18,149	133,867
Canada	3,740	355	4,095	24,496	8,299	32,795	46,933	10,429	57,362

Total Company	13,179	2,461	15,640	83,581	13,810	97,391	162,651	28,578	191,229

The following table summarizes our proved reserves, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable to such reserves at December 31, 2003, 2002 and 2001:

	At December 31,
	2003	2002	2001
	(000’s except weighted average sales prices)
Proved reserves:
Oil and NGLs (Bbl)	15,640	16,715	19,084
Gas (Mcf)	97,391	109,020	97,973
MMcfe	191,229	209,310	212,478
Estimated future net revenue before income taxes	$606,256	$585,338	$288,282
Present Value	349,590	323,126	160,878
Standardized Measure (1)	270,293	254,557	139,361
Proved developed reserves:
Oil and NGLs (Bbl)	13,179	14,266	17,239
Gas (Mcf)	83,581	85,652	69,579
MMcfe	162,651	171,246	173,011
Estimated future net revenues before income taxes	$521,422	$488,919	$231,778
Present Value	317,785	282,511	133,211
Weighted average prices at year end:
Oil (per Bbl)	$28.99	$29.12	$17.24
Gas (per Mcf)	5.40	4.04	2.26
NGLs (per Bbl)	22.40	22.73	16.61

(1)	The Standardized Measure of Discounted Future Net Cash Flows prepared by us represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Consolidated Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 69, “Disclosures about Oil and Gas Producing Activities.”

Our proved oil and gas reserves declined approximately 18.1 Bcfe in 2003 as compared to 2002. The bulk of negative revisions occurred in our Canadian reserve base. These revisions were due to poorer than expected performance on certain properties and the sale of approximately 1.4 Bcfe of non-core Canadian reserves during 2003.

Excluding revisions and sales, we replaced 94% of our 2003 production through discoveries and extensions, and there were no acquisitions of reserves during the year.

The Wiser Oil Company

All information in this Form 10-K relating to our proved reserves, estimated future net revenues and Present Values is taken from reports prepared by DeGolyer and MacNaughton (with respect to the Company’s United States properties) and Gilbert Lausten Jung Associates Ltd. (with respect to our Canadian properties), each of which is a firm of independent petroleum engineers. The estimates of these engineers were based upon review of information provided by us, including, production histories, geological data, economic data, ownership, and engineering data.

As required by the SEC, our estimate of proved reserves and the future net revenues from which Present Values are derived are made using year-end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). A change in prices subsequent to December 31, 2003 could cause a significant change in the Present Value attributable to our proved reserves. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. The reserve data included in this Form 10-K represents estimates only. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is dependent upon assumptions of future variables, such as:

•	production;
•	revenues;
•	taxes;
•	production costs;
•	success of development drilling;
•	development expenditures; and
•	quantities of recoverable crude oil and natural gas reserves.

Any significant variance in these assumptions could materially affect the estimated quantity and value of reserve estimates reported. As a result, estimates of different engineers, including those used by us, may vary. There can be no assurance that these estimates are accurate predictions of our oil and gas reserves or their values. Reserve estimates are often different from the quantities of oil and gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.

In addition, our estimates of reserves might be subject to revision based upon:

•	actual production;
•	results of future development;
•	exploitation and exploration activities;
•	prevailing oil and gas prices;
•	operating costs; and
•	other factors.

Revisions to our estimates of reserves may be material. Except for the effect of changes in oil and gas prices, no other favorable or adverse event is believed to have caused a significant change in these estimates of proved reserves since December 31, 2003. No reports on our reserves have been filed with any federal agency.

In general, the volumes of production from crude oil and natural gas properties decline as reserves are depleted. Except to the extent we acquire additional properties or additional interests in existing properties containing proved reserves or conduct successful exploration and development activities associated with our proven and unproven reserves, or both, our proved reserves will decline as reserves are produced.

The Wiser Oil Company

Net Production, Sales Prices and Costs

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the three-year period ended December 31, 2003.

	Year Ended December 31,
	2003	2002	2001
Production volumes:
Oil (MBbl)
United States	734	817	906
Canada	902	994	709

Total Company	1,636	1,811	1,615
Gas (MMcf)
United States	7,934	6,491	5,627
Canada	4,886	5,959	4,372

Total Company	12,820	12,450	9,999
NGLs (MBbl)
United States	92	64	86
Canada	29	17	42

Total Company	121	81	128
Weighted average sales prices (1):
Oil (per Bbl)
United States	$29.40	$24.92	$25.95
Canada	25.39	21.55	22.13
Total Company	27.19	23.07	24.27
Gas (per Mcf)
United States	$4.79	$2.95	$4.14
Canada	4.60	2.40	3.08
Total Company	4.72	2.69	3.85
NGL’s (per Bbl)
United States	$17.25	$18.38	$20.45
Canada	27.30	21.90	20.06
Total Company	19.67	19.11	20.32
Selected expenses per Mcfe:
Lease operating
United States	$1.11	$1.33	$1.56
Canada	1.19	0.94	0.76
Total Company	1.14	1.13	1.21
Production taxes (2)
United States	$0.17	$0.13	$0.18
Depreciation, depletion and amortization
United States	$1.30	$0.99	$0.80
Canada	2.04	1.55	1.14
Total Company	1.63	1.27	0.95
General and administrative
United States	$0.57	$0.61	$0.50
Canada	0.29	0.20	0.26
Total Company	0.45	0.40	0.40

(1)	Reflects results of hedging activities. See Item 7A – “Quantitative and Qualitative Disclosures about Market Risk.”
(2)	Canada does not assess production taxes on revenue derived from oil and gas production from Crown lands. However, in Canada, royalties are payable to the provincial governments on production from Crown lands, subject to certain programs that provide for royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and gas exploration and development. See Items 1,2 – “Business and Properties – Governmental Regulation-Canada.”

The Wiser Oil Company

Productive Wells and Acreage

Productive Wells

The following table sets forth our domestic and Canadian productive wells at December 31, 2003:

	Productive Wells
	Oil		Gas			Total
	Gross	Net	Gross		Net	Gross	Net
United States	369	350	3,110	(1)	83	3,479	433
Canada	185	123	197		143	382	266

Total (2)	554	473	3,307		226	3,861	699

(1)	3,049 of our gross natural gas wells are located in the San Juan Basin. We have non-operated working interests in these wells that average approximately 1.8%.
(2)	As of December 31, 2003, we owned interest in 3,861 gross wells, 26 containing multiple completions.

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at December 31, 2003. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Undeveloped Acres		Developed Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Maljamar	1,120	1,119	17,052	13,599	18,172	14,718
Dimmitt/Slash Ranch	—	—	6,155	5,499	6,155	5,499
Other	1,170	722	5,857	4,511	7,027	5,233

Total	2,290	1,841	29,064	23,609	31,354	25,450
San Juan Basin	5,600	1,427	4,479	4,357	10,079	5,784
Gulf of Mexico	107,925	23,857	50,000	9,375	157,925	33,232
Other	52,543	17,794	9,919	4,929	62,462	22,723

Total United States	168,358	44,919	93,462	42,270	261,820	87,189
Canada	291,806	172,001	90,345	57,656	382,151	229,657

Total (1)	460,164	216,920	183,807	99,926	643,971	316,846

(1)	Excluded is acreage in which our interest is limited to a mineral or royalty interest. At December 31, 2003, we held mineral or royalty interests in 1,108 gross (596 net) developed acres.

All of the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless, prior to that date, the existing leases are renewed or production has been obtained from the acreage subject to the lease, in which event the lease will remain in effect until the cessation of production. The following table sets forth the minimum remaining lease terms for the gross and net undeveloped acreage:

	Acres Expiring
	Gross	Net
Twelve Months Ending:
December 31, 2004	55,830	21,500
December 31, 2005	84,300	35,413
Thereafter	320,034	160,007

Total	460,164	216,920

As is customary in the industry, we generally acquire oil and gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although we have title to developed acreage examined prior to

The Wiser Oil Company

acquisition in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In many instances, title opinions may not be obtained if, in our judgment, it would be uneconomical or impractical to do so.

Drilling Activity

The following table sets forth for the three-year period ended December 31, 2003 the number of exploratory and development wells drilled by or on behalf of Wiser.

	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
United States
Producing	8	2	6	1	3	1
Dry	3	1	4	1	5	3
Canada
Producing	2	1	1	1	1	—
Dry	7	5	12	11	—	—
Development Wells:
United States
Producing	1	—	1	—	6	3
Dry	—	—	—	—	—	—
Canada
Producing	24	17	18	17	25	21
Dry	1	—	—	—	4	4
Total Wells:
Producing	35	20	26	19	35	25
Dry	11	6	16	12	9	7

Total	46	26	42	31	44	32

Operations

We generally seek to be named as operator for wells in which we have acquired a significant interest, although, as is common in the industry, this typically occurs only when we own the major portion of the working interest in a particular well or field. At December 31, 2003, we operated 98% of our properties in the Permian Basin, comprising approximately 45% of our total proved reserves, including Maljamar (235 gross wells), Wellman (32 gross wells) and Dimmitt/Slash Ranch (88 gross wells). At December 31, 2003, we also operated 249 (out of a total of 382) gross wells on our Canadian properties.

As operator, we are able to exercise substantial influence over the development and enhancement of a well and to supervise operation and maintenance activities on a daily basis. We do not conduct the actual drilling of wells on properties for which we act as operator, but engage independent contractors who are supervised by us. We employ petroleum engineers, geologists and other operations and production specialists who strive to improve production rates, increase reserves and/or lower the cost of operating our oil and gas properties.

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator’s direct expenses and monthly per-well supervision fees. Per-well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. Per well supervision fees received by us in 2003 ranged from $1 to $790 per well per month.

The Wiser Oil Company

Competition

The oil and gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than us. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. See Item 7. – “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – We Face Significant Competition, and Many of Our Competitors Have Resources in Excess of Our Available Resources” and “– We Have Substantial Capital Requirements For Which We May Not Be Able to Obtain Adequate Financing.”

Drilling and Operating Risks

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including:

•	economic conditions;
•	mechanical problems;
•	pressure or irregularities in formations;
•	title problems;
•	weather conditions;
•	compliance with governmental requirements; and
•	shortages in or delays in the delivery of equipment and services, especially in Canada, where weather conditions result in a short drilling season, causing a high demand for rigs by a large number of companies during a relatively short period of time.

Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

In addition, our use of 3-D seismic requires greater pre-drilling expenditures than traditional drilling strategies. Although we believe that our use of 3-D seismic will increase the probability of success of our exploratory wells and should reduce average finding costs through the elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic and other traditional methods, unsuccessful wells are likely to occur.

Our operations are subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including:

•	unusual or unexpected geologic formations;
•	pressures;
•	down-hole fires;
•	mechanical failures;
•	blowouts;
•	cratering;
•	explosions;
•	uncontrollable flows of oil;
•	gas or well fluids; and
•	pollution and other environmental risks.

The Wiser Oil Company

These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations.

We maintain comprehensive insurance coverage, including a $2.0 million general liability insurance policy and a $30.0 million excess liability policy. We believe that our insurance is adequate and customary for companies of a similar size engaged in comparable operations, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. See Item 7. – “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – We Are Subject to Various Drilling and Operating Risks That Could Result in Liability Exposure or the Loss of Production and Revenues.”

Title to Properties

Our land department and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other inchoate burdens which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2003, our leaseholds for approximately 32% of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

We expect to make acquisitions of oil and gas properties from time to time. In making an acquisition, we generally focus most of our title and valuation efforts on the more significant properties. It is generally not feasible for us to review in-depth every property we purchase and all records with respect to such properties. However, even an in-depth review of properties and records may not necessarily reveal existing or potential problems and it may not permit us to become familiar enough with the properties to assess fully their deficiencies and capabilities. Evaluation of future recoverable reserves of oil and gas, which is an integral part of the property selection process, is a process that depends upon evaluation of existing geological, engineering and production data, some or all of which may prove to be unreliable or not indicative of future performance. See Item 7. – “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – We Are Subject to Uncertainties In Reserve Estimates and Future Net Revenues.” To the extent the seller does not operate the properties, obtaining access to properties and records may be more difficult. Even when problems are identified, the seller may not be willing or financially able to give contractual protection against such problems, and we may decide to assume environmental and other liabilities in connection with acquired properties. See Item 7. – “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – We Are Subject to Uncertainties and Risks in Connection with Acquisitions That Could Have a Material Impact on Our Future Net Revenues and Financial Condition.”

Governmental Regulation

Our operations are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, oil and gas production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

United States. Sales of natural gas by us are not regulated and are generally made at market prices. However, the Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced us, as well as the revenues received by us for sales of such production. Sales of our natural gas currently are made at uncontrolled market prices, subject to applicable contract provisions and price fluctuations which normally attend sales of commodity products. The FERC’s jurisdiction over natural gas transportation was unaffected by the Decontrol Act. While sales by producers of natural

The Wiser Oil Company

gas, and all sales of crude oil, condensate and NGLs, can currently be made at uncontrolled market prices, Congress could re-enact prices controls in the future.

Since the mid-1980’s, the FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. Such orders mandated a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. Further, they have eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas, and have substantially increased competition and volatility in natural gas markets.

While we cannot predict what action the FERC or other regulatory agencies will take in the future, we do not believe that we will be treated materially differently than other natural gas producers and marketers with which we compete.

Our gathering operations are subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of facilities. Pipeline safety issues have recently been the subject of increasing focus in various political and administrative arenas at both the state and federal levels. We believe our operations, to the extent they may be subject to current gas pipeline safety requirements, comply in all material respects with such requirements. We cannot predict what effect, if any, the adoption of this or other additional pipeline safety legislation might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending upon future legislative and regulatory changes.

The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of certain states have the potential to limit the rate at which oil and gas can be produced from our properties. However, we do not believe Wiser will be affected materially differently by these statutes and regulations than any other similarly situated oil and gas company.

Canada. In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that sales of oil are generally made at market prices. The price of oil received by us depends in part on oil quality, prices of competing fuels, distance to market, the value of refined products and the supply/demand balance. Oil exports may be made pursuant to export contracts with terms not exceeding one year in the case of light crude, and not exceeding two years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board (“NEB”). Any oil export to be made pursuant to a contract of a longer duration requires an exporter to obtain an export license from the NEB and the issue of such license requires the approval of the Governor General in Council.

In Canada, the price of natural gas sold is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that export contracts in excess of two years must continue to meet certain criteria prescribed by the NEB and the government of Canada. As is the case with oil, natural gas exports for a term of less than two years must be made pursuant to an NEB order, or, in the case of exports for a longer duration, pursuant to an NEB license and Governor General in Council approval. The government of Alberta also regulates the volume of natural gas that may be removed from Alberta for consumption elsewhere based on such factors as reserve availability, transportation arrangements and marketing considerations.

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

The Wiser Oil Company

From time to time, the government of Alberta has established incentive programs that have included royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and gas exploration or enhanced production projects. For example, a producer of oil or gas is entitled to a credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit (“ARTC”) program. The ARTC program provides a rebate on Crown royalties paid in respect of eligible producing properties. The ARTC program is based on a price-sensitive formula, and the ARTC rate currently varies between 25% and 75% of the royalty otherwise payable on production. The ARTC rate is currently applied to a maximum of $2.0 million of Alberta Crown royalties otherwise payable by each producer or associated group of producers in each tax year. The rate is established quarterly based on average “par price,” as determined by the Alberta Department of Energy for the previous quarterly period. Producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible for ARTC.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state, provincial and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us. The impact of such changes, however, would not likely be any more burdensome to us than to any other similarly situated oil and gas company.

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

We generate typical oil and gas field wastes, including, in limited circumstances, hazardous wastes, that are subject to the federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by our oil and gas operations that are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes,” and therefore be subject to more rigorous and costly operating and disposal requirements.

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

The Wiser Oil Company

Our Canadian operations are also subject to environmental regulation pursuant to local, provincial and federal legislation. Canadian environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in association with certain oil and gas industry operations and can affect the location of wells and facilities and the extent to which exploration and development is permitted. In addition, legislation requires that well and facilities sites be abandoned and reclaimed to the satisfaction of provincial authorities. In most cases, an environmental assessment and review is required prior to initiating exploration or development projects or undertaking significant changes to existing projects. A breach of such legislation may result in the imposition of fines and issuance of clean-up orders. Environmental legislation in Alberta has recently undergone a major revision and has been consolidated in the Environmental Protection and Enhancement Act. Under the new Act, environmental standards and compliance for releases, clean-up and reporting are stricter. Also, the range of enforcement actions available and the severity of penalties have been significantly increased. These changes will have an incremental effect on the cost of conducting operations in Alberta.

We own, lease or operate numerous properties that for many years have produced or processed oil and gas. We also own and operate natural gas gathering, transportation and processing systems. It is not uncommon for such properties to be contaminated with hydrocarbons or polychlorinated biphenyls. Although we or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons, polychlorinated biphenyls or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require us to remove any such wastes or to remediate the resulting contamination. In addition, some of our properties are operated by third parties we have no control over. Regardless of our lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact us.

Abandonment Costs

We are responsible for payment of well plugging and abandonment costs on our oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that the ultimate aggregate salvage value of lease and well equipment located on our onshore properties will substantially offset the costs of abandoning such properties. Abandonment costs for our Gulf of Mexico properties are significantly higher than our onshore properties and offshore abandonment costs significantly exceed the salvage value. There can be no assurance, however, that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

In accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” we estimate future abandonment costs are $7.0 million at December 31, 2003. See Note 1 to our Consolidated Financial Statements.

Employees

At March 8, 2004, we employed 81 full-time employees; six were executive officers, 48 were professional and administrative personnel and 27 were field personnel. Of the total employees, 56 were located in the United States and 25 were located in Canada. At March 8, 2004, none of our employees were represented by a labor union. We consider our relations with our employees to be good.

Facilities

Our principal executive and administrative office is located at 8115 Preston Road, Suite 400, Dallas, Texas. The office contains approximately 16,600 square feet of space and is leased through June 30, 2008. Rental payments are approximately $22,000 per month. On February 1, 2004, we leased an additional 4,775 square feet of office space at the same location through February 28, 2007. Commencing March 1, 2004, rental payments for this additional space are approximately $7,000 per month for 2004 and escalate to approximately $8,400 per month for the remainder of the lease. The office of our Canadian subsidiary, The Wiser Oil Company of Canada, is located at 645 7th Avenue, S.W., Suite 2550, Calgary, Alberta. This office contains approximately 14,000 square feet of space and is leased through April 30, 2008. Rental payments are approximately $14,000 per month.

The Wiser Oil Company

Glossary of Oil and Gas Terms

The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this Report.

“Bbl” means a barrel of 42 U.S. gallons.

“Bcf” means billion cubic feet.

“Bcfe” means billion cubic feet of gas equivalent, converting barrels of oil to natural gas equivalent volumes using a ratio of one Bbl of oil to six Mcf of natural gas.

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

“MMcf” means million cubic feet.

“net” when used with respect to acres or wells, refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by us.

The Wiser Oil Company

“net production” means production that is owned by us less royalties and production due others.

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

The Wiser Oil Company

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

The Wiser Oil Company

Item 3. Legal Proceedings

We and our affiliates are named defendants in lawsuits and are involved in governmental proceedings from time to time, all arising in the ordinary course of business. Although the outcome of these lawsuits and proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our financial position.

We have filed proofs of claims against Enron North America (“ENA”) and Enron Corporation (jointly, “Enron”) to collect the $6.9 million owed us under hedging contracts, calculated as of the Enron Chapter 11 Petition Date. Based on the uncertainty of collecting this amount from Enron, we decided to write-off the full amount at December 31, 2001. ENA is a wholly-owned subsidiary of Enron Corporation and Enron Corporation has provided us with a guarantee on behalf of ENA of up to $10 million. A secondary market for the purchase and sale of claims against ENA and Enron Corporation has developed. Periodically, we have discussed with several market participants selling our claims, but none are currently active. Any proceeds received from the sale of our claims will be recognized in the year received.

In January 2002 we were notified by a gas marketing company that it would not pay approximately $730,000 owed to Wiser for our November 2001 gas sales because the gas marketing company claimed it had not been paid by Enron Corporation. We filed suit against the gas marketing company in 2002 to recover the $730,000 plus court costs. In 2003 we received approximately $280,000 from the gas company as a by-product of a settlement it reached with Enron on a number of claim items. The remaining suit amount is the subject of cross motions for summary judgment. While we believe the amount is owed to Wiser, we cannot at this point predict the litigation outcome.

We purchased tubing and casing from Trident Steel, a pipe-distributing company, for use at our West Texas Wellman Unit and in the drilling of a South Texas exploratory well. With only limited use, the tubing and surface casing generally became unusable. We requested relief from Trident, and when none was offered we brought suit in Terry County. A trial was conducted in January, 2004 and resulted in a jury verdict favorable to us. Judgment has yet to be entered but the aggregate jury findings total in excess of $900,000. We have not recognized a receivable for this amount in our December 31, 2003 Consolidated Balance Sheet because Trident Steel may appeal the judgment.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 2003.

The Wiser Oil Company

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock is traded on the New York Stock Exchange under the symbol WZR. During December 2002, the New York Stock Exchange (“NYSE”) informed us that our total market capitalization and our stockholders’ equity had fallen below the NYSE’s continued listing standards. During December 2003, the NYSE informed us that we were back in compliance with the NYSE’s continued listing standards. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters” for additional information regarding compliance with the NYSE’s continued listing standards.

The quarterly high and low sales prices per share of Common Stock during the two years ended December 31, 2003, were as follows:

	High	Low
2003
First Quarter	$4.01	$3.00
Second Quarter	6.49	3.12
Third Quarter	5.99	5.00
Fourth Quarter	8.75	5.50
2002
First Quarter	$5.65	$5.35
Second Quarter	6.85	3.20
Third Quarter	4.18	3.00
Fourth Quarter	3.49	2.15

At March 5, 2004, there were 15,470,007 shares of Common Stock outstanding held by approximately 608 shareholders of record and approximately 4,250 beneficial owners.

There were no dividends declared on the Common Stock for the two years ended December 31, 2003. Our Board of Directors suspended payments of cash dividends on our Common Stock as part of a cost reduction plan instituted in December 1998.

The Wiser Oil Company

We have two equity compensation plans, the 1991 Stock Incentive Plan and the 1991 Non-Employee Directors’ Plan. The stockholders have approved both plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	536,750	$6.83	671,150
Equity compensation plans not approved by security holders	—	—	—

	536,750	$6.83	671,150

Recent Sales of Unregistered Securities

On December 13, 1999, the Board of Directors approved the sale of not less than 600,000 shares and not more than 1,000,000 shares of Series C Cumulative Convertible Preferred Stock (“preferred stock”) through a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) at $25.00 per share. The sale of preferred stock was approved by our shareholders on May 16, 2000, and 600,000 shares were issued to Wiser Investment Company, LLC (“WIC”) and another investor on May 26, 2000 for $15 million. On June 1, 2001, we sold an additional 396,000 shares of preferred stock to Wiser Investors, L.P., a Delaware limited partnership (“Investors”) for $9.9 million, and 4,000 shares of preferred stock to A. Wayne Ritter for $100,000. WIC is the general partner of Investors. The preferred stock paid quarterly dividends in cash or in shares of our common stock, at our option, at an annual rate of 7%. From the date the preferred stock was issued until May 26, 2003, the mandatory conversion date of the preferred stock, the holders of preferred stock were issued 541,726 shares of common stock as dividends. The holders of the preferred stock had the same voting rights as the holders of our common stock with each share of the preferred stock having one vote for each share of common stock into which it is convertible. We received $23.7 million in net proceeds from the sale of preferred stock in May 2000 and June 2001.

On May 26, 2003, the preferred stock converted into 5,882,353 shares of common stock based on a conversion price of $4.25 per share. Accordingly, there will be no preferred stock dividends payable on the preferred stock after May 26, 2003. The common stock issued upon the conversion of the preferred stock and as dividends on the preferred stock has not been registered under the Securities Act and may not be offered or sold except pursuant to a registration statement under the Securities Act or an exemption thereto and is subject to certain restrictions on transfer described in the legends on the certificates.

In addition, WIC acquired warrants to purchase 741,716 shares of our common stock at $4.25 per share. The purchase price of the warrants is $0.02 per warrant. The warrants became exercisable on May 26, 2002 and will expire on May 26, 2007.

The Wiser Oil Company

Item 6. Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended December 31, 2003 are derived from information contained in our Consolidated Financial Statements. The selected consolidated financial and operating data presented below should be read in conjunction with Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included in this Form 10-K. For additional information about accounting changes, see Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and Note 1 to the financial statements describing our change of method of accounting for asset retirement obligations and derivative instruments and hedging transactions, effective January 1, 2003 and January 1, 2001, respectively. For additional information about business combinations, see Note 3 to the financial statements, describing our acquisition of Invasion Energy Inc. For additional information on property sale gains, see Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” describing the Asset Exchange Agreement entered into between Wiser Canada and Talisman Energy, Inc. dated June 29, 2001.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Income Statement Data (000’s except per share amounts):
Revenues:
Oil and gas sales	$107,346	$76,775	$80,344	$67,016	$47,602
Dividends and interest	112	163	1,245	1,794	739
Property sale gains	3,056	2,296	9,527	74	3,555
Other	(95)	253	454	849	898

Total Revenues	110,419	79,487	91,570	69,733	52,794

Costs and expenses:
Operating costs and production taxes	30,555	30,023	28,404	24,125	21,111
Loss on derivatives	12,543	14,144	2,094	—	—
Purchased natural gas	—	—	—	—	336
Depreciation, depletion and amortization (“DD&A”)	38,054	30,257	19,388	15,637	17,663
Property impairments	24,750	9,915	2,490	680	2,214
Exploration	13,449	21,317	7,542	3,792	7,059
General and administrative	10,435	9,558	8,082	8,720	6,816
Interest expense	14,517	14,328	13,364	12,659	13,310

Total costs and expenses	144,303	129,542	81,364	65,613	68,509

Income (loss) before income taxes	(33,884)	(50,055)	10,206	4,120	(15,715)
Income tax expense (benefit)	(8,239)	(4,658)	158	—	(859)

Net income (loss) before cumulative effect of accounting change	(25,645)	(45,397)	10,048	4,120	(14,856)
Cumulative effect of accounting change, net of tax	5,238	—	—	—	—

Net income (loss) before preferred dividends and amortization	$(20,407)	$(45,397)	$10,048	$4,120	$(14,856)

Average Outstanding shares (1)	13,078	9,333	9,161	8,963	8,952
Basic earnings (loss) per share	$(1.81)	$(5.59)	$0.67	$0.39	$(1.66)
Diluted earnings (loss) per share	$(1.81)	$(5.59)	$0.67	$0.37	$(1.66)

Other Financial Data (000’s):
Operating cash flows	$34,903	$13,213	$24,953	$17,230	$6,572
Capital expenditures	38,975	38,539	75,146	19,980	8,327

Balance Sheet Data – end of period (000’s):
Cash and cash equivalents	$1,442	$3,590	$12,659	$34,144	$21,447
Working capital (2)	(13,626)	(7,008)	13,992	35,171	17,875
Net property and equipment	206,161	203,213	222,149	156,289	156,811
Total assets	224,596	222,207	257,275	212,234	193,564
Long-term debt	154,196	152,516	143,463	124,600	124,526
Stockholders’ equity	30,796	36,291	84,710	70,202	53,979

The Wiser Oil Company

	Year Ended December 31,
	2003	2002	2001	2000	1999
Reserve and Operating Data:
Production and volumes:
Oil and NGLs (MBbl)	1,757	1,892	1,743	1,719	1,933
Gas (MMcf) (3)	12,820	12,450	9,999	8,938	10,248
MMcfe (3)	23,362	23,801	20,458	19,252	21,846
Weighted average sales prices (4):
Oil (per Bbl)	$27.19	$23.07	$24.27	$21.69	$15.18
Gas (per Mcf)	4.72	2.69	3.85	3.31	1.83
NGLs (per Bbl)	19.67	19.11	20.32	22.19	13.01
Mcfe	4.59	3.23	3.93	3.48	1.93
Selected expenses per Mcfe (5):
Lease Operating	$1.14	$1.13	$1.21	$1.06	$0.85
Production taxes	0.17	0.13	0.18	0.19	0.13
DD&A	1.63	1.27	0.95	0.81	0.18
General Administrative	0.45	0.40	0.40	0.45	0.31
Proved reserves (end of year) (6):
Oil and NGLs (MBbls)	15,640	16,715	19,084	24,491	25,430
Gas (MMcf)	97,391	109,020	97,973	76,108	69,993
MMcfe	191,229	209,310	212,478	223,056	222,570
Estimated future net revenues before income taxes (000’s)	$606,256	$585,338	$288,282	$915,495	$419,668
Present Value (000’s)	349,590	323,126	160,878	500,606	222,539
Standardized Measure (000’s) (7)	270,293	254,557	139,361	360,876	176,916
Weighted average prices (end of year) (6) (8):
Oil (per Bbl)	$28.99	$29.12	$17.24	$25.18	$23.76
Gas (per Mcf)	5.40	4.04	2.26	9.72	1.99
NGLs (per Bbl)	22.40	22.73	16.61	21.53	19.11

(1)	Basic earnings per share is calculated without including dilutive effect of common stock equivalents consisting of stock options, convertible preferred stock and warrants. See Note 14 to the Consolidated Financial Statements.
(2)	Working capital represents the difference between current assets and current liabilities.
(3)	Calculated by including volumes of natural gas purchased for resale as follows: 2000 through 2003 – 0 MMcf, and 1999 – 148 MMcf.
(4)	Reflects results of hedging activities. See Item 7A – “Quantitative and Qualitative Disclosures about Market Risk.”
(5)	Calculated without including volumes of natural gas purchased for resale.
(6)	Estimates of proved reserves and future net revenues from which Present Values discounted at 10% are derived are based on year end prices of oil and gas held constant (except to the extent a contract specifically provides otherwise) in accordance with SEC regulations.
(7)	The Standardized Measure of Discounted Future Net Cash Flows prepared by us represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the disclosure of the Standardized Measure of Discounted Future Net Cash Flows.
(8)	Year-end prices used to estimate proved reserves and future net revenues from which Present Values are derived. See footnotes 6 and 7 above.

The Wiser Oil Company

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of our historical financial position and results of operations for each year in the three-year period ended December 31, 2003. The Consolidated Financial Statements and related notes included in this Form 10-K contain detailed information that should be referred to in conjunction with the following discussion.

General

Our future results of operations and growth are substantially dependent upon (i) our ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. At December 31, 2003, our proved reserves were comprised of approximately 85% proved developed reserves. If we are unable to economically acquire or find significant new reserves for development and exploitation, our oil and gas production and our revenues would decline gradually as our reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond our control, such as:

•	economic factors;
•	political and regulatory developments; and
•	competition from foreign and other sources of energy.

The oil and gas markets have historically been very volatile. In particular, gas prices in the first quarter of 2001 were at unusually high levels, but experienced a sharp decline in the fourth quarter of 2001. During 2002, oil and gas prices increased significantly and continued to increase during 2003. Any significant and extended decline in the price of oil or gas would have a material adverse effect on our financial condition and results of operations, and could result in a reduction in the carrying value of our proved reserves and adversely affect our access to capital.

Critical Accounting Policies

We believe our more significant judgements and estimates affect the following critical accounting policies. See Note 1 to the Consolidated Financial Statements for a compete list of significant accounting policies.

Use of Estimates

Discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as presently established in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, equity, revenues and expenses. We prepare our estimates, including those related to:

•	oil and gas revenues;
•	bad debts;
•	oil and gas properties;
•	crude oil and natural gas reserves;
•	abandonment liabilities;
•	contingencies; and
•	litigation.

We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Wiser Oil Company

Natural Gas and Crude Oil Reserve Estimates

Independent petroleum and geological engineers prepare estimates of our oil and gas reserves. Proved reserves, estimated future net revenues and the Present Value of our reserves are estimated based upon a combination of historical data and estimates of future activity. You should not assume that the Present Value of our reserves is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based our Present Value from proved reserves on prices on the date of the estimate. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of assets for impairment as further discussed below.

Natural Gas and Crude Oil Properties

We follow the successful efforts method of accounting for our oil and gas properties. Under this method of accounting, all costs of property acquisitions and exploratory wells are initially capitalized. If a well is unsuccessful, the capitalized costs of drilling the well, net of any salvage value, are charged to expense. If a well finds oil and gas reserves that cannot be classified as proved within a year after discovery, the well is assumed to be impaired and the capitalized costs of drilling the well, net of any salvage value, are charged to expense. The capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized in exploration expense. We make these assessments based on estimates of future oil and gas prices and consider such other factors as exploratory drilling results, future drilling plans and the lease expiration terms when assessing unproved properties for impairment. Geological and geophysical costs and the costs of retaining undeveloped properties are expensed as incurred. Expenditures for maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Upon disposal, the asset and related accumulated depreciation, depletion and amortization are removed from the accounts, and any resulting gain or loss is reflected currently in income.

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Periodic accretion of the discount of the estimated liability is recorded in the income statement. Prior to adoption of SFAS No. 143, we had accrued for any estimated asset retirement obligation, net of estimated salvage value, as part of our calculation of depletion, depreciation and amortization. This method resulted in recognition of the obligation over the life of the property on a unit-of-production basis, with the estimated obligation netted in property cost as part of the accumulated depreciation, depletion and amortization balance. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to the liability.

We make estimates of future oil and gas prices to determine the need for an impairment of capitalized costs of proved oil and gas properties under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires us to assess the need for an impairment of capitalized costs of proved oil and gas properties and the costs of wells and related equipment and facilities on a property-by-property basis. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording an impairment expense if the carrying value is greater than the fair value. Fair value of the property is estimated by using the present value of future cash flows discounted at 10%. A significant reduction in oil and gas prices used to estimate future oil and gas revenues for impairment purposes could materially increase impairment expense and reduce the basis of our assets.

We use estimates of proved oil and gas reserve quantities to estimate depletion, depreciation and amortization expense using the unit-of-production method of accounting. Any change in reserves directly impacts the amount of depreciation, depletion and amortization expense we recognize in a given period. Assuming no other changes, as our reserves increase, depletion, depreciation and amortization expense decreases and as reserves decrease, depletion, depreciation and amortization expense increases. Changes in our estimate of proved reserves can cause material changes in our depletion, depreciation and amortization expense.

The Wiser Oil Company

Derivative Instruments

We account for our derivative arrangements under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, which is more fully discussed under Item 7A – “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk.” Under SFAS No. 133, instruments qualifying for hedge accounting treatment are recorded on the balance sheet as an asset or liability measured at fair value and subsequent changes in fair value are recognized in equity through other comprehensive income until the sale of the related hedged production is recognized in earnings, at which time amounts previously recognized on other comprehensive income are recognized in earnings. Any ineffective portion of changes in fair value on derivatives qualifying for hedge accounting treatment is recognized in earnings immediately. Instruments not qualifying for hedge accounting treatment are recorded on the balance sheet at fair value and subsequent changes in fair value are recognized in earnings.

Translation of Foreign Operations to U.S Dollars

We have operations in Canada which are measured in the local currency of Canada and must be translated into U.S. dollars. Assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders’ equity.

Our financial results are affected by the changes in foreign currency exchange rates. Most of the revenue from crude oil and natural gas sales related to Canadian operations is based on U. S. dollar price indices while expenditures for operations are payable in Canadian dollars. As a result, our Canadian operations are subject to the risk of fluctuations in the relative values of the Canadian and U.S. dollars. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Our Financial Condition and Results of Operations Could Be Materially Impacted By Currency Exchange Rates Between the United States and Canada” and Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Risk” for further discussion.

Results of Operations

Comparison of 2003 to 2002

Selected Operating Data

	2003	2002	Change	% Change
Production:
Crude oil (Bbl/day)	4,481	4,962	(481)	(10%)
Natural gas (Mcf/day)	35,124	34,110	1,014	3%
Natural gas liquids (Bbl/day)	333	221	112	51%
Mcfe/day	64,005	65,208	(1,203)	(2%)
Average Sales Prices:
Crude oil (per Bbl)	$27.19	$23.07	$4.12	18%
Natural gas (per Mcf)	4.72	2.69	2.03	75%
Natural gas liquids (per Bbl)	19.67	19.11	0.56	3%
Mcfe	4.59	3.23	1.36	42%
Per Mcfe Data:
Production costs	$1.14	$1.13	$0.01	1%
Production taxes	0.17	0.13	0.04	28%
Depletion, depletion and amortization	1.63	1.27	0.36	28%
Production Revenues (in thousands):
Crude oil	$44,472	$41,781	$2,691	6%
Natural gas	60,486	33,452	27,034	81%
Natural gas liquids	2,388	1,542	846	55%

Total production revenues	$107,346	$76,775	$30,571	40%

The Wiser Oil Company

Revenues

Oil and gas sales increased $30.6 million or 40% to $107.3 million in 2003 from $76.8 million in 2002, due primarily to higher oil and gas prices received in 2003.

Oil sales for 2003 were $44.5 million, $2.7 million or 6% higher than 2002. The increase in oil sales is primarily due to an increase in the average price received for oil sales in 2003, partially offset by a decrease in crude oil production. The average crude oil price received during 2003 was $27.19 per barrel, up $4.12 per barrel or 18% from 2002. Net oil production for 2003 was 1,636,000 barrels, down 175,000 barrels or 10% from 1,811,000 barrels in 2002. The decrease in oil production is attributable primarily to normal production declines on mature properties in the United States and Canada combined with the sale of the Provost property in Canada, partially offset by new production and increases in production from the Gulf of Mexico properties.

Gas sales for 2003 were $60.5 million, an increase of $27.0 million or 81% from 2002, due to higher realized prices and increased gas production. The average price received for gas sales during 2003 was $ 4.72 per Mcf, an increase of $2.03 per Mcf or 75% from 2002. Gas production for 2003 was 12,820 MMcf, up 370 MMcf or 3% from 2002. The increase in gas production for 2003 was attributable primarily to an increase of 1,976 MMcf of production from the Gulf of Mexico resulting primarily from new gas production during 2003 and increased production from West Cameron 347 which commenced in the fourth quarter of 2003, partially offset by production declines during 2003 of 729 MMcf at the Wolverine field in Canada, 481 MMcf at South Texas and less significant normal production declines on numerous other properties.

NGL sales for 2003 were $2.4 million, an increase of $0.8 million from 2002, due to an increase in production and an increase in the price received during 2003. The average price received for NGL sales in 2003 was $19.67 per barrel as compared to $19.11 per barrel in 2002. Production for 2003 was 121,000 barrels, an increase of 40,000 barrels or 51% as compared to 2002, due primarily to increases in production at our San Juan, West Texas and Wild River fields, partially offset by declining production at the Wellman Unit.

Oil and gas sales were increased by $0.8 million in 2002 from the amortization of other comprehensive income associated with our hedging activities. During 2003, no hedging gains or losses were amortized into oil and gas sales.

Gain on sales of properties was $3.1 million in 2003 compared to $2.3 million in 2002. The $3.1 million gain in 2003 was attributable to several small property sales in Canada. The $2.3 million gain in 2002 was attributable primarily to the sale of the Provost properties in Canada.

Costs and Expenses

Operating costs and production taxes for 2003 increased $0.5 million or 2% from 2002 and, on a Mcfe basis, increased to $1.31 per Mcfe or 4% from $1.26 per Mcfe in 2002. The increase in operating costs and production taxes is primarily due to an increase of $0.8 million or 28% in production taxes during 2003, resulting from higher oil and gas revenues, partially offset by a $0.3 million or 1% decrease in operating costs. The decrease in operating costs is primarily due to a $1.9 million reduction in operating costs from the sale of CO2 at the Wellman Unit and a $0.5 million reduction in operating costs from our non-operated properties, offset by increases in operating costs of $0.6 million due to increased fuel and electric costs as a result of increased electric rates and increased fuel at our Wellman plant, $0.4 million due to increased chemical costs related to CO2 recovery at our Wellman Unit and $1.1 million on our properties in Canada during 2003 primarily due to a fluctuation in the exchange rate from Canadian currency to U.S currency.

Loss on derivatives for 2003 decreased $1.6 million or 11% from $14.1 million in 2002 to $12.5 million in 2003. We paid $13.3 million in cash settlements for derivative losses during 2003 as compared to $9.2 million during 2002.

The Wiser Oil Company

Depreciation, depletion and amortization (“DD&A”) for 2003 increased $7.8 million or 26% from $30.3 million in 2002 to $38.1 million in 2003 due primarily to an increased DD&A rate per Mcfe, which was $1.63 in 2003, compared with $1.27 in 2002. The DD&A rate per Mcfe during 2003 increased due to fluctuations in the exchange rate from Canadian currency to U.S. currency and downward revisions in total proved reserves at year-end 2003, with the most significant reduction occurring at the Wolverine field in Canada. The fluctuation in the exchange rate resulted in an additional $ 2.3 million or $0.10 per Mcfe during 2003 as compared to 2002. In addition, DD&A expense in the Gulf of Mexico contributed to the increases in DD&A during 2003. Production in the Gulf of Mexico represented 14% of total production during 2003 as compared to 4% of total production in 2002. The DD&A rate for the Gulf of Mexico is significantly higher than the average DD&A rate, therefore the increased production from this field increased DD&A expense and our average DD&A rate.

Impairment expense was $24.8 million in 2003 compared to $9.9 million in 2002. Impairment expense for 2003 was primarily due to a reduction in proved undeveloped reserves on our Wolverine field in Canada, which resulted in an impairment of $22.3 million. In 2002 we recognized an impairment of $9.5 million for the Wellman Unit in Terry County, Texas. The impairment resulted from a decision by us to discontinue the tertiary recovery of oil in this field and sell the CO2 to a third party. We executed a CO2 sales contract with a third party and began selling CO2 in the second quarter of 2003.

Exploration expense decreased $7.9 million to $13.4 million in 2003 from $21.3 million in 2002. Abandoned lease expense decreased $7.8 million to $4.8 million in 2003 from $12.6 million in 2002 as a result of lower lease abandonment expense in Canada, primarily at the Wolverine field. Dry hole expense decreased $2.0 million to $3.7 million in 2003 from $5.7 million in 2002.

General and administrative expense (“G&A”) in 2003 was $10.4 million, up $0.9 million from 2002 due primarily to increased pension expense, early retirement compensation and other payroll related costs during 2003. G&A per BOE increased 11% to $0.45 per Mcfe in 2003 from $0.40 per Mcfe in 2002.

Income tax expense for 2003 was a deferred tax benefit of $8.2 million compared to a $4.7 million deferred tax benefit in 2002 for Canadian income taxes associated with Invasion. We had a net operating loss carryforward for U.S. federal income tax purposes of $42.8 million at December 31, 2003 and $42.4 million at December 31, 2002. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At December 31, 2003 and 2002, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. federal taxes. Accordingly, no U.S. federal income tax expense was recognized in 2003 or 2002.

Net loss available for common stock was $23.6 million and basic loss per share was $1.81 in 2003 compared to net loss available for common stock of $52.2 million and basic net loss per share of $5.59 in 2002.

The Wiser Oil Company

Comparison of 2002 to 2001

Selected Operating Data

	2002	2001	Change	% Change
Production:
Crude oil (Bbl/day)	4,962	4,425	537	12%
Natural gas (Mcf/day)	34,110	27,393	6,717	25%
Natural gas liquids (Bbl/day)	221	351	(130)	(37%)
Mcfe/day	65,208	56,049	9,159	16%
Average Sales Prices:
Crude oil (per Bbl)	$23.07	$24.27	$(1.20)	(5%)
Natural gas (per Mcf)	2.69	3.85	(1.16)	(30%)
Natural gas liquids (per Bbl)	19.11	20.32	(1.21)	(6%)
Mcfe	3.23	3.93	(.70)	(18%)
Per Mcfe Data:
Production costs	$1.13	$1.21	$(.08)	(7%)
Production taxes	0.13	0.18	(.05)	(28%)
DD&A	1.27	0.95	.32	34%
Production Revenues (in thousands):
Crude oil	$41,781	$39,201	$2,580	7%
Natural gas	33,457	38,536	(5,084)	(13%)
Natural gas liquids	1,542	2,607	(1,065)	(41%)

Total production revenues	$76,775	$80,344	(3,569)	(4%)

Acquisitions in 2001

On May 22, 2001, we acquired 100% of the outstanding common stock of Invasion Energy Inc. (“Invasion”) through our wholly-owned subsidiary, The Wiser Oil Company of Canada. The total purchase price was $37.5 million, which was financed with $22.6 million of cash and $14.9 million of borrowings by Wiser Canada under its credit facility. The following table sets forth the production, oil and gas revenues, production and operating expenses, DD&A and interest expense related to the Invasion acquisition for the year ended December 31, 2001 (000’s):

Gas production (Mcf)	2,169
Mcfe production (Bbls)	2,172

Oil and gas revenues	$7,532
Production and operating expenses	$1,667
DD&A	$2,576
Interest expense	$514

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

The Wiser Oil Company

Revenues

Oil and gas sales decreased $3.6 million or 4% to $76.8 million in 2002 from $80.3 million in 2001, due primarily to lower gas prices received in 2002.

Oil sales for 2002 were $41.8 million, $2.6 million higher than 2001, as net oil production for 2002 was 1,811,000 barrels, up 196,000 barrels or 12% from 1,615,000 barrels in 2001. The average price received for oil sales in 2002 was $23.07 per barrel, down $1.20 per barrel or 5% from 2001. The increase in oil production is attributable primarily to production from the Hayter field in Canada which was 296,000 barrels higher than 2001, while oil production at the Maljamar field was 83,000 barrels lower than 2001.

Gas sales for 2002 were $33.5 million, down $5.1 million from 2001 due to lower realized prices which were partially offset by higher gas production. The average price received for gas sales during 2002 was $2.69 per Mcf, a decrease of $1.16 per Mcf or 30% from 2001. Gas production for 2002 was 12,450 MMcf, up 2,451 MMcf or 25% from 2001. The increase in gas production was attributable primarily to Invasion, which was acquired in May 2001 and produced 3,244 MMcf in 2002 compared to 2,169 MMcf in 2001. In addition, new production from the Gulf of Mexico added 701 MMcf in 2002.

NGL sales for 2002 were $1.5 million, down $1.1 million from 2001 due to both lower average prices received and lower production. The average price received for NGL sales in 2002 was $19.11 per barrel, a decrease of $1.21 per barrel or 6% from 2001. NGL production in 2002 was 47,000 barrels lower than 2001 due primarily to declining production at the Wellman field.

Oil and gas sales were increased by $0.8 million in 2002 from the amortization of other comprehensive income associated with our hedging activities. In 2001, oil and gas sales were increased by $4.5 million from our hedging activities. On an equivalent unit basis, total production increased 16% to 23,801 MMcfe in 2002 from 20,458 MMcfe in 2001.

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

Costs and Expenses

Operating costs and production taxes for 2002 increased $1.6 million or 6% from 2001 and, on a Mcfe basis, decreased to $1.26 per Mcfe or 9% from $1.39 per Mcfe in 2001. The increase in operating costs and production taxes was attributable primarily to the Hayter field, which was $2.3 million higher in 2002 than 2001, and Invasion, acquired in May 2001, which was $1.9 million higher in 2002 than 2001. Offsetting this increase was lower operating costs and production taxes at the Wellman field, which was $2.2 million lower in 2002 than 2001 due primarily to reduced CO2 purchases. In addition, lower oil and gas prices led to decreased production taxes in 2002 which were $0.6 million lower than 2001.

Loss on derivatives for 2002 increased $12.0 million or 575% from $2.1 million in 2001 due to both higher volumes of oil and gas hedged and higher NYMEX settlement prices. We paid $8.4 million of hedge cash settlements in 2002.

Depreciation, depletion and amortization (“DD&A”) for 2002 increased $10.9 million or 56% from 2001 due primarily to the Invasion acquisition and new production from the Gulf of Mexico.

Impairment expense was $9.9 million in 2002 compared to $2.5 million in 2001. We recognized an impairment of $9.5 million in the third quarter of 2002 for the Wellman Unit in Terry County, Texas. The impairment resulted from a decision by us to discontinue the tertiary recovery of oil in this field and sell the CO2 to a third party. We executed a CO2 sales contract with a third party and began selling CO2 in the second quarter of 2003. In 2001 we

The Wiser Oil Company

recognized impairment expense of $1.0 million in the U.S. for the Kinally #1 well in South Texas and $1.5 million in Canada for several small properties. The Kinally #1 was drilled in 2001 and, after several months of production, the estimated proved reserves were substantially reduced which resulted in the impairment expense.

Exploration expense increased $13.8 million to $21.3 million in 2002 from $7.5 million in 2001. Abandoned lease expense increased $9.7 million to $12.6 million in 2002 from $2.9 million in 2001, as a result of increased exploration activity in both the U.S. and Canada. Dry hole expense increased $3.4 million to $5.7 million in 2002 from $2.3 million in 2001.

General and administrative expense (“G&A”) in 2002 was $9.6 million, up $1.5 million from $8.1 million in 2001, due primarily to increased payroll costs and legal expense associated with our claims against Enron North America (“Enron”). See Item 3 – “Legal Proceedings.” G&A per Mcfe increased 2% in 2002 from 2001.

Interest expense in 2002 was $14.3 million, up $1.0 million from 2001 due to borrowings under our credit facility for the Invasion acquisition and for development activities.

Income tax expense for 2002 was a deferred tax benefit of $4.7 million compared to $0.2 million tax expense in 2001 for Canadian income taxes associated with Invasion. We had a net operating loss carryforward for U.S. federal income tax purposes of $42.4 million at December 31, 2002 and $21.8 million at December 31, 2001. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At December 31, 2002 and 2001, a valuation allowance was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes. Accordingly, no U.S. Federal income tax expense was recognized in 2002, and income tax benefits were recognized in 2001 only to the extent of our existing deferred income tax liability.

Net loss available for common stock was $52.2 million and basic loss per share was $5.59 in 2002 compared to net income available for common stock of $6.2 million and basic net earnings per share of $0.67 in 2001.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity and Capital Resources

Liquidity

Virtually all of our exploration expenditures and a significant portion of our development expenditures are discretionary expenditures that are made based on current economic conditions and expected future oil and gas prices. We make capital and exploration expenditures to develop and exploit existing oil and gas reserves as well as to acquire additional reserves through exploration or acquisition. We have significant flexibility in the timing of making capital expenditures on properties we operate and we may also choose not to participate in capital expenditures on properties operated by others. This flexibility allows us to adjust our annual capital and exploration levels according to the liquidity and the other sources of operating capital. We generally use cash flows from operating activities as our primary source of funds for capital and exploration expenditures. We have also used borrowings under our credit facility to fund certain acquisitions and capital expenditures. In June 2001 and May 2000, we also issued preferred stock to provide additional sources of liquidity.

Our cash flows from operating activities are significantly effected by changes in oil and gas prices. Accordingly, our cash flows from operating activities would be significantly reduced by lower oil and gas prices, which would also reduce our capital and exploration expenditure levels. Lower oil and gas prices may also reduce our borrowing base under our credit facility and further reduce our ability to obtain funds. In addition, changes in oil and gas prices may require us to provide cash collateral under our derivative agreements which would also reduce our liquidity. See “– Risk Factors – Oil and Gas Prices Fluctuate Widely and Low Prices Could Have a Material

The Wiser Oil Company

Adverse Impact On Our Financial Condition and Results of Operations and Liquidity” for additional information about how oil and gas prices affect our liquidity.

Following is a summary of contractual obligations and commercial commitments at December 31, 2003:

		Payments due by Period (Amounts in 000’s)
	Total	Less than 1 Year	1 –3 Years	3 – 5 Years	More than 5 Years
Long-Term debt (1)	$196,177	$13,248	$53,523	$129,406	$—
Operating leases	1,906	430	859	617	$—

Total	$198,083	$13,678	$54,382	$130,023	$—

(1)	Payment amounts include repayments of outstanding borrowings plus estimated interest payments through maturity. Interest payments on floating-rate debt were estimated using December 31, 2003 foreign currency exchange rates and interest rates applicable to the floating-rate debt. Actual payments will fluctuate as foreign currency exchange rates and interest rates fluctuate.

Cash flows

During 2003, cash flow provided by operating activities increased $21.8 million to $34.9 million compared to $13.2 million for 2002. Cash flow from operating revenues, net of lease operating expense and production taxes and general and administrative expenses increased $28.6 million or 76% from $37.5 million during 2002 to $66.0 million during 2003, primarily due to price increases between such comparable periods of 76% for natural gas and 18% for crude oil, partially offset by increases in general and administrative expenses and lease operating expenses and production taxes of 16% and 2%, respectively. Settlement of derivatives losses used $13.3 million of cash for operating activities during 2003 as compared to $9.2 million used during 2002. Changes in operating assets and liabilities provided $4.5 million of cash for operating activities for 2003, compared to $6.9 million provided for the same period in 2002.

Cash flows used in investing activities in 2003 included capital expenditures of $39.0 million, a slight increase of 1% from $38.5 million in 2002. The major components of capital expenditures for 2003 were:

•	$2.8 million for unproved property acquisitions;
•	$25.9 million for development activities; and
•	$10.3 million for exploration activities.

The major components of capital expenditures for 2002 were:

•	$1.2 million for proved property acquisitions in Canada;
•	$2.7 million for unproved property acquisition;
•	$26.4 million for development activities; and
•	$8.2 million for exploration activities.

In addition, we received $4.0 million in sales proceeds in 2003 from several small property sales in Canada. During 2002, we received $8.3 million in sales proceeds associated with the sale of the Provost properties in Canada and two small non-strategic properties. Our capital and exploration budget for 2004 is approximately $48.0 million.

Cash flows from financing activities in 2003 included repayments of $1.6 million of borrowings under our credit facility as compared to $8.7 million of borrowings under our credit facility during 2002.

Financial Position

We had a working capital deficit of $13.6 million at December 31, 2003 as compared to a working capital deficit of $7.0 million at December 31, 2002. The decrease in working capital is primarily due to:

The Wiser Oil Company

•	a decrease of $ 2.1 million of cash on hand;
•	a decrease of $0.9 million in prepaid well costs, due to fewer prepayments to operators of projects at year-end 2003; and
•	an increase of $7.9 million in accounts payable and accrued liabilities, resulting primarily from increased drilling activity in Canada at year-end 2003 and cash advances from our working interest partners at year-end 2003, which are classified as payables until future work is incurred and billed to such working interest partners.

These decreases in working capital were partially offset by increases in working capital resulting from an increase of $3.0 million in accounts receivable and a decrease of $0.9 million in fair value of derivatives liability. The increase in accounts receivable is primarily due to increased accounts receivable from working interest owners resulting from increased field operations in Canada, primarily at Wild River, at year-end 2003 and increased purchaser receivables resulting from higher oil and gas prices at year-end 2003. The decrease in fair value of derivatives liability is due to a decrease in unrealized derivative losses at year-end 2003 as compared to year-end 2002.

We funded our 2003 capital expenditures of $39.0 million with cash on hand at December 31, 2002, operating cash flows and proceeds from property sales.

During 2003, net property and equipment increased $2.9 million to $206.2 million and total assets increased $2.4 million during 2003 to $224.6 million at December 31, 2003. Stockholders’ equity decreased $5.5 million during 2003 to $30.8 million at December 31, 2003.

At December 31, 2003, capitalization totaled $185 million and consisted of $154.2 million of total debt and $30.8 million of stockholders’ equity.

Capital Sources

Funding for our business activities has been provided by cash flow from operations, borrowings under the credit agreement, long-term debt and the issuance of preferred stock in June 2001 and May 2000. While we regularly engage in discussions relating to potential acquisitions of oil and gas properties, we have no current agreement or commitment with respect to any such acquisitions which would be material to us. Any future acquisitions may require additional financing and will be dependent upon financing arrangements available at the time.

On May 21, 1997, the Company sold $125 million in principal amount of 9 1/2% Senior Subordinated Notes due May 15, 2007, providing net proceeds of $120.9 million. The original issue price was 99.718%. We used the net proceeds from the sale of the Senior Subordinated Notes to repay all outstanding bank indebtedness and for general corporate purposes. The notes are redeemable at our option, in whole or in part, at any time on or after May 15, 2002 at a redemption price of 104.75%, plus accrued interest to the date of redemption, and declining at the rate of 1.583% per year to May 15, 2005 and 100% thereafter. Under the terms of the notes, we must meet certain tests before we are able to pay cash dividends or make other restricted payments, incur additional indebtedness, engage in transactions with our affiliates, incur liens, and engage in certain sale and leaseback arrangements. The terms of the notes also limit the our ability to undertake a consolidation, merger or transfer of all or substantially all of our assets. In addition, we are, subject to certain conditions, obligated to offer to repurchase the notes at par value plus accrued interest to the date of repurchase with the net cash proceeds of certain sales or dispositions of assets. Upon a change of control, as defined, we will be required to make an offer to purchase the notes at 101% of the principal amount thereof, plus accrued interest to the date of purchase. We plan to refinance all or a portion of the notes prior to maturity with either long-term or short-term debt, or issue equity securities to repay all or a portion of the notes, or use a combination of the options discussed; however, there can be no assurance that additional equity or debt financing will be available to refinance the notes.

In 2000 and 2001, we received $23.7 million in net proceeds from the sale of convertible preferred stock. On May 26, 2003, the convertible preferred stock converted into 5.9 million shares of common stock. See Note 13 to the Consolidated Financial Statements for additional discussion on preferred stock .

On May 21, 2001 we entered into an $80 million revolving credit facility with Union Bank of California, N.A as U.S. administrative agent, and National Bank of Canada, a Canadian administrative agent, among other lenders,

The Wiser Oil Company

which matures on May 21, 2005. The aggregate borrowing base under the revolving credit facility is $65 million and is allocated $45 million for general corporate purposes (Tranche A) and $20 million exclusively for acquisition of proved oil and gas properties (Tranche B). The $65 million aggregate borrowing base is allocated $20 million for Canadian borrowings and $45 million for U.S. borrowings. The aggregate borrowing base is re-determined by the banks semi-annually. At December 31, 2003, we had CDN $15.9 million (U.S. $12.2 million) of Canadian borrowings outstanding, $ 17.0 million of U.S. borrowings outstanding, and $0.7 million in letters of credit outstanding, leaving approximately $15.1 million available under the Tranche A portion of the Revolver. The Tranche B portion is fully available. Prior to May 2005, the maturity date of the revolving credit facility, we plan to amend the revolving credit facility to extend the maturity date. If unable to amend the existing revolving credit facility, we may enter into a new credit facility. There can be no assurance that we will be able to obtain an amendment to the existing credit facility or to enter into a new credit facility.

Available loan and interest options are:

•	Prime Rate Loans, at the bank’s prime interest rate plus margin of 0%, 0.25% or 0.5%, depending on the percentage of the borrowing base actually borrowed by us;
•	Eurodollar Loans, at LIBOR plus 2.125%, 2.375% or 2.625% depending on the percentage of the borrowing base actually borrowed by us;
•	Canadian Prime Rate Advances, at the Canadian bank’s prime interest rate plus 0.5%, 0.75% or 1% depending on the percentage of the borrowing base actually borrowed by us; and
•	Canadian Banker’s Acceptances, at the Canadian drawing fee rate plus 2.125%, 2.375% or 2.625%, depending on the percentage of the borrowing base actually borrowed by us.

The average interest rate during 2003 under the revolving credit facility was 5.3%. The commitment fee on the unused borrowing base is 0.375%.

The revolving credit facility imposes certain restrictions on:

•	sales of assets;
•	payment of dividends; and
•	incurring of indebtedness.

In addition, we are required to maintain a minimum interest coverage ratio of 1.5 and a minimum working capital ratio (including unused borrowing base) of 1.1, as defined. Under the revolving credit facility, there is no requirement to maintain restricted cash balances after May 21, 2001. At December 31, 2003, we were in compliance with all debt covenants.

Our obligations under the revolving credit facility are secured by substantially all of the assets of The Wiser Oil Company and subsidiaries.

We believe that cash flows from operations and borrowings under our credit facility will be sufficient to meet anticipated capital and exploration expenditure requirements (excluding any material property acquisitions) in 2003. If our cash flows from operations and borrowings are not sufficient to satisfy our capital and exploration expenditure requirements, there is no assurance that additional equity or debt financing will be available to meet such requirements.

Capital and Exploration Expenditures

We require capital primarily for the acquisition, development and exploitation of, and the exploration for, oil and gas properties, the repayment of indebtedness and general working capital needs. During 2004, subject to market conditions and drilling and operating results, we expect to spend approximately $48 million on acquisition, development, exploitation and exploration activities.

The Wiser Oil Company

Other Matters

Environmental and Other Regulatory Matters

Our business is subject to certain federal, state, provincial and local laws and regulations relating to the development, exploitation, production and gathering of, and the exploration for, oil and gas, including those relating to the protection of the environment. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although we believe we are in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to us, compliance has not had a material adverse effect on our earnings or competitive position.

NYSE Market Capitalization Standard

By letter dated December 23, 2002, the New York Stock Exchange (“NYSE”) informed us that we were below the minimum listing criteria because our total market capitalization had fallen below $50 million over a 30 day trading period and our stockholders’ equity had also fallen below $50 million. In accordance with the procedures set forth in the NYSE Listed Company Manual, we responded promptly acknowledging the issue and committing to file a business plan within forty five days to demonstrate our meeting those capitalization standards within the prescribed 18 month period.

By letter dated December 15, 2003, the NYSE informed us that our consistent positive performance with respect to our business plan submission and the achievement of both market capitalization and stockholders’ equity in excess of $50 million over the second and third quarter of 2003 has put the company back in compliance with the continued listing standards. However, in accordance with the NYSE’s Listed Company Manual, we will be subject to a 12-month follow-up period within which we will be reviewed to ensure that we do not once again fall below any of the NYSE’s continued listing standards.

We cannot guarantee that we will not fall below the listing standards again, nor whether the NYSE will seek to de-list our stock if such continued requirements are not met. In addition, the NYSE recently increased the minimum listing criteria to $75 million for both market capitalization and stockholders’ equity. In the event of such de-listing, we will likely seek to be listed on either the American Stock Exchange or NASDAQ. Prior to our being listed on the NYSE, we were listed on NASDAQ. If our stock is de-listed from the NYSE, such a de-listing could result in a reduction in the market price of our stock.

New Accounting Standards

On January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Prior to SFAS No. 145, gains or losses on the early extinguishment of debt were required to be classified in a company’s statements of income as extraordinary gains or losses, net of associated income taxes, after the determination of income or loss from continuing operations. SFAS No. 145 requires, except in the case of events or transactions of a highly unusual and infrequent nature, that gains or losses from the early extinguishment of debt be classified as components of a company’s income or loss from continuing operations. The adoption of the provisions of SFAS No. 145 did not affect our financial position or reported financial results.

We also adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2003. This statement establishes accounting and reporting standards that are effective for exit or disposal activities beginning after December 31, 2002, which require that a liability be recognized for an exit or disposal activity when that liability is incurred. The adoption of SFAS No. 146 had no effect on our financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires an entity to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair

The Wiser Oil Company

value. Certain guarantees are excluded from the measurement and disclosure provisions while certain other guarantees are excluded from the measurement provisions of the interpretation. The adoption of the statement in 2003 had no effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was modified in December 2003. FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity whose equity is unable to finance its activities or where the owners of the entity lack the risks and rewards of ownership. We are not the primary beneficiary of any variable interest entities, and accordingly, the adoption of FIN 46 is not expected to have a material effect on our financial statements when adopted.

We have been made aware of an issue that has arisen in the industry regarding the application of certain provisions of SFAS No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” to companies in the extractive industries, including oil and gas exploration and production companies. The issue is whether the provisions of SFAS No. 141 and SFAS No. 142 require companies to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs. Historically, we have included oil and gas lease acquisition costs as a component of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights. In the event it is determined that costs associated with mineral rights are required to be classified as intangible assets, a substantial portion of our capitalized oil and gas property costs would be separately classified on our balance sheet as intangible assets. The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which we assess impairment of capitalized costs. As a result, net income would not be affected by the reclassification if it were to occur. As of December 31, 2003, we had $55.3 million in capitalized leasehold costs, net of accumulated depletion.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” SFAS No. 149 provides criteria for when a contract with an initial net investment should be classified as a derivative, as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies circumstances requiring special reporting in the statement of cash flows for a derivative with a financing component. SFAS No. 149 was effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This amendment had no impact on our financial position or reported operating results.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted the new rules on asset retirement obligations on January 1, 2003. Prior to January 1, 2003, we had provided for future abandonment costs by accruing estimated amounts as a component of Accumulated DD&A in the accompanying Consolidated Balance Sheets. At January 1, 2003 we recorded a long-term liability for asset retirement obligation of $5.0 million, an increase in property cost of $3.7 million , a reduction of accumulated depreciation, depletion and amortization of $6.8 million and a cumulative effect of accounting change gain, net of tax, of $5.2 million.

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report, including without limitation statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Business” and “Properties” regarding proved reserves, estimated future net revenues, Present Values, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells anticipated to be drilled and our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they

The Wiser Oil Company

will have the expected consequences to or effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are:

•	the volatility of oil and gas prices;
•	the ability to acquire or find and successfully develop additional oil and gas reserves;
•	the uncertainty of estimates of reserves and future net revenues;
•	risks relating to acquisitions of producing properties;
•	drilling and operating risks;
•	general economic conditions;
•	competition;
•	domestic and foreign government regulations; and
•	other factors which are beyond our control.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We assume no obligation to update any such forward-looking statements.

Risk Factors

You should carefully consider the following risk factors, in addition to the other information set forth in this Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our debt or equity securities.

Oil and Natural Gas Prices Fluctuate Widely and Low Prices Could Have a Material Adverse Impact On Our Financial Condition and Results of Operations and Liquidity.

Our financial condition, results of operations and future growth and the carrying value of our proved reserves are substantially dependent upon the price of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include:

•	the level of consumer product demand;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	the price and availability of alternative fuels;
•	the availability of pipeline capacity;
•	political conditions in the Middle East;
•	domestic and foreign supplies of oil and gas;
•	the price and level of foreign imports; and
•	overall economic conditions.

It is impossible to predict future oil and gas price movements with any certainty. Any significant and extended decline in the price of oil or gas would adversely affect our financial condition and results of operations, and could result in a reduction in the carrying value of our proved reserves and adversely affect our access to capital. See “–We are Subject to Uncertainties in Estimates of Reserves and Future Net Revenues.”

The Failure to Replace Reserves in the Future Would Adversely Affect Our Production and Future Growth, Net Revenues and Financial Condition.

Our financial condition and results of operations depend substantially upon our ability to acquire or find and successfully develop additional oil and gas reserves. Our proved reserves will generally decline as our reserves are produced, except to the extent that we acquire properties containing proved reserves or conduct successful development, exploitation or exploration activities. At December 31, 2003, our proved reserves were comprised of approximately 85% proved developed reserves. If we are unable to economically acquire or find significant new

The Wiser Oil Company

reserves for development and exploitation, our oil and gas production, and thus our revenue, would likely decline gradually as our reserves are produced.

The business of exploring for or developing reserves is capital intensive. Reductions in our cash flow from operations and limitations on or unavailability of external sources of capital may impair our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves. In addition, our future exploration and development activities may not result in additional proved reserves, and we may not be able to drill productive wells at acceptable costs.

We are Subject to Uncertainties in Reserve Estimates and Future Net Revenues.

There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. Estimates of oil and gas reserves, by necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. As a result, estimates of different engineers, including those used by us, may vary. Estimates of economically recoverable oil and gas reserves and of future net revenues necessarily depend upon a number of factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. Any significant variance in the assumptions could materially affect estimates of economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom. Moreover, there can be no assurance that our reserves will ultimately be produced or that our proved undeveloped reserves will be developed within the periods anticipated. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

In accordance with applicable SEC requirements, proved reserves and the future net revenues from which present value is derived are estimated using prices and costs at the date of the estimate held constant (except to the extent a contract specifically provides otherwise). Actual future prices and costs may differ materially. The estimates at December 31, 2003 of our proved reserves and the future net revenues from which present value is derived were made using weighted average sales prices of $28.99 per Bbl of oil and $5.40 per Mcf of natural gas at that date. The closing price on the New York Mercantile Exchange (“NYMEX”) for the prompt month futures contract for delivery of West Texas Intermediate Crude Oil on December 31, 2003 was $32.52 per Bbl. The closing price on the NYMEX for the prompt month futures contract for natural gas delivered at Henry Hub, Louisiana on December 31, 2003 was $6.19 per MMbtu. In addition, actual future net revenues from proved reserves will be affected by factors such as the amount and timing of actual production and the incurrence of expenses, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations or taxation. Furthermore, the 10% discount factor that the SEC requires us to use in calculating present values is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general.

We are Subject to Uncertainties and Risks in Connection with Acquisitions That Could Have a Material Impact on Our Future Net Revenues and Financial Condition.

We expect to continue to evaluate and pursue acquisition opportunities. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, we perform a review we believe to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections generally are not performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may not be willing or financially able to give contractual protection against such problems, and we may decide to assume environmental and other liabilities in connection with acquired properties. There can

The Wiser Oil Company

be no assurance that our acquisitions will be successful. Any unsuccessful acquisition could have a material adverse effect on our financial condition and results of operations.

We are Subject to Various Drilling and Operating Risks That Could Result in Liability Exposure or the Loss of Production and Revenues.

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including:

•	economic conditions;
•	mechanical problems;
•	pressure or irregularities in formations;
•	title problems;
•	weather conditions;
•	compliance with governmental requirements; and
•	shortages in or delays in the delivery of equipment and services, especially in Canada, where weather conditions result in a short drilling season, causing a high demand for rigs by a large number of companies during a relatively short period of time.

Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations. In addition to the substantial risk that wells drilled will not be productive, our operations are subject to hazards such as:

•	unusual or unexpected geologic formation;
•	pressures;
•	downhole fires;
•	mechanical failures;
•	blowouts;
•	cratering;
•	explosions;
•	uncontrollable flows of oil, gas or well fluids; and
•	pollution and other environmental risks.

These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We carry insurance that we believe is in accordance with customary industry practices, but, as is common in the oil and gas industry, we do not fully insure against all risks associated with our business either because such insurance is not available or because the cost thereof is considered prohibitive. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our financial condition and results of operations.

Our Hedging Activities Could Reduce Revenues in a Rising Commodity Price Environment or Expose us to Other Risks.

In order to reduce our exposure to price risks in the sale of our oil, natural gas and NGLs, we have entered into and may in the future enter into hedging contracts. Our hedging contracts apply to only a portion of our production and provide only limited price protection against fluctuations in the oil and gas markets. If our reserves are not produced at rates equivalent to the hedged position, we would be required to satisfy our obligations under our hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of our own production. Further, the terms under which we enter into hedging contracts are based on assumptions and estimates of numerous factors. Substantial variations between the assumptions and estimates used by us and actual results experienced could materially adversely affect our anticipated profit margins and our ability

The Wiser Oil Company

to manage the risks associated with fluctuations in oil and gas prices. Additionally, to the extent that we enter into hedging contracts, we may be prevented from realizing the benefits of price increases above the level of the hedges. Such hedging contracts are also subject to the risk that the other party may prove unable or unwilling to perform its obligations under such contracts. Any significant nonperformance could have a material adverse effect on our financial condition and results of operations. Our hedging activities resulted in a loss of $12.5 million for the year ended December 31, 2003.

We Face Significant Competition, and Many of our Competitors have Resources in Excess of our Available Resources.

We operate in the highly competitive areas of oil and gas acquisition, development, exploitation, exploration, production and gathering. In seeking to acquire desirable producing properties or new leases for future exploration and in marketing and transporting our oil and gas production, we face intense competition from both major and independent oil and gas companies, many of which have substantially larger financial resources, staffs and facilities than us.

Our Level of Indebtedness may Adversely Affect our Cash Available for Operations, Thus Limiting our Growth, our Ability to Make Interest and Principal Payments on our Indebtedness as they Become Due and our Flexibility to Respond to Market Changes.

Our outstanding long-term debt was $154.2 million as of December 31, 2003. In addition, as of December 31, 2003, we had an additional $15.1 million of availability for general corporate purposes under our credit facility and we had an additional $20 million of availability exclusively for acquisitions of proved oil and gas properties available under our credit facility.

Our level of indebtedness will have several important effects on our operations, including those listed below.

•	We will dedicate a significant portion of our cash flow from operations to the payment of interest on our indebtedness and to the payment of our other current obligations, and will not have these cash flows available for other purposes.
•	The covenants in our credit facility limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in business conditions.
•	Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.
•	We may be more vulnerable to economic downturns and our ability to withstand sustained declines in oil and natural gas prices may be impaired.
•	Since our indebtedness is subject to variable interest rates, we are vulnerable to increases in interest rates.
•	Our flexibility in planning for or reacting to changes in market conditions may be limited.

We may incur additional debt in order to fund our exploration and development activities. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

We Have Substantial Capital Requirements for Which We May Not Be Able to Obtain Adequate Financing.

We make and will continue to make substantial capital expenditures in our exploration and development projects. Without additional capital resources, our drilling and other activities may be limited and our business, financial condition and results of operations may suffer. We may not be able to secure additional financing on reasonable terms or at all, and financing may not continue to be available to us under our existing or new financing arrangements.

The Wiser Oil Company

Our Canadian Operations are Subject to Risks and Uncertainties.

Our Canadian operations represented approximately 30% of our total proved reserves at December 31, 2003 and approximately 45% of our total revenues for the year ended December 31, 2003, and are expected to represent a significant portion of our operations in the future. Our Canadian operations, and any other international operations that we may conduct in the future, may be adversely affected by:

•	local political and economic developments;
•	exchange controls;
•	foreign currency fluctuations;
•	export duties and quotas;
•	domestic and international customs and tariffs;
•	changing taxation policies; and
•	other governmental regulations.

Our Financial Condition and Results of Operations Could Be Materially Impacted By Currency Exchange Rates Between the United States and Canada.

We receive a substantial portion of our oil and gas revenues in Canadian dollars. We also borrow a portion of the funds under our credit facility in Canadian dollars. Fluctuations in the exchange rate of the Canadian dollar with the respect to the U.S. dollar could have an adverse effect on our financial condition and results of operations.

We Cannot Control the Activities on Properties We Do Not Operate and Are Unable to Ensure Their Proper Operation and Profitability.

We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over operations for these properties. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s:

•	timing and amount of capital expenditures;
•	expertise and financial resources;
•	inclusion of other participants in drilling wells; and
•	use of technology.

The Marketability of Our Production Depends on Facilities That We Typically Do Not Own or Control Which Could Result in a Curtailment of Production and Revenues.

The marketability of our natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Most of our natural gas is delivered through gas gathering systems and gas pipelines that are not owned by us. Federal, state, provincial and local regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect our ability to produce and market our oil and gas. Any dramatic change in market factors could have a material adverse effect on our financial condition and results of operations.

We Have Had Operating Losses in The Past and May Not Be Profitable in The Future.

We may not be profitable in the future. At December 31, 2003, we had an accumulated deficit of $38.0 million and total stockholders’ equity of $30.8 million. We have recognized net losses during three of the last five years.

The Wiser Oil Company

We are Subject to Various Environmental and Other Governmental Regulations Which May Cause Us to Incur Substantial Costs.

Our business is subject to federal, state, provincial and local laws and regulations relating to the development, exploitation, production and gathering of, and the exploration for, oil and gas, including those relating to the protection of the environment. Although we believe we are in substantial compliance with all applicable laws and regulations, the implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on our financial condition and results of operations. In addition, the discharge of oil, gas or other pollutants, or wastes or hazardous or toxic substances, into the air, soil or water may give rise to significant liabilities on our part to the government and third parties, and may require us to incur substantial costs of remediation. No assurance can be given that existing environmental and other governmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect our financial condition and results of operations.

Our Business May Suffer if We Lose Key Personnel.

We depend, and will continue to depend in the foreseeable future, on the services of our officers and key employees with extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties (including through enhanced recovery methods) and marketing oil and gas production. Our ability to retain such officers and key employees is important to our continued success and growth. The loss of key personnel could have a material adverse effect on us. We do not maintain key man life insurance on any of our officers or employees. In addition, the success of our business, depends, to a significant extent, upon the abilities and continued efforts of our management, particularly George K. Hickox, Jr., our Chief Executive Officer. We have an employment agreement with Mr. Hickox and Mr. Eric Panchy, the President of our wholly owned subsidiary The Wiser Oil Company of Canada, but we do not have employment agreements with any of our other employees.

You May Suffer Substantial Dilution Upon the Exercise of Outstanding Warrants and Options.

We have granted a significant number of warrants and options to purchase shares of our common stock. Upon the exercise of these warrants and options, your percentage ownership in us will be diluted and the price per share of our common stock may decline. As of March 15, 2004, 15,470,007 shares of common stock were outstanding. In addition, we have issued warrants to purchase up to 741,716 shares of common stock and we have granted options to purchase up to 536,750 shares of common stock. Under our long-term incentive plans, we may issue options to purchase up to an additional 671,150 shares of common stock.

Certain of Our Affiliates Control a Majority of Our Outstanding Common Stock, Which May Affect Your Vote as a Stockholder.

As of March 15, 2004, our directors, executive officers and 10% or greater stockholders, and certain of their affiliates beneficially owned approximately 43% of our outstanding common stock. Accordingly, these stockholders, as a group, will be able to influence, and may effectively be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect our management or direction. These factors may also have the effect of delaying or preventing a change in our management or voting control.

Certain Anti-Takeover Provisions May Affect Your Rights as a Stockholder.

Our certificate of incorporation authorizes our Board of Directors to issue up to 1,300,000 million shares of preferred stock (with 300,000 available for issuance) without stockholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board of Directors may determine. Our certificate of incorporation also provides for a staggered Board of Directors. A group of investors has the right to designate three members of our Board of Directors as long as they own a specified number of shares. In addition, our senior credit facility and our senior subordinated notes contain terms restricting our ability to enter into change of control transactions, including requirements to redeem or repay our senior credit facility and our senior

The Wiser Oil Company

subordinated notes upon a change in control. These provisions, alone or in combination with the other matters described in the preceding paragraph may discourage transactions involving actual or potential changes in our control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock. We are also subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult.

The Market Price of our Stock is Volatile.

The trading price of our common stock and the price at which we may sell securities in the future is subject to large fluctuations in response to any of the following:

•	limited trading volume in our stock;
•	changes in government regulations.
•	quarterly variations in operating results;
•	our involvement in litigation;
•	general market conditions;
•	the prices of oil and natural gas;
•	announcements by us and our competitors;
•	our liquidity;
•	our ability to raise additional funds; and
•	other events.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We only use derivative financial instruments such as commodity futures agreements to hedge against fluctuations in oil and gas prices. Our Board of Directors has adopted a policy that governs the use of derivative instruments that requires that all derivatives used by us relate to an anticipated transaction and that prohibits the use of speculative or leveraged derivatives.

Interest Rate Risk

Total debt at December 31, 2003 included $125.0 million of fixed-rate debt and $29.2 million of floating-rate debt attributed to borrowings under the revolving credit facility. As a result, our annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate (approximately 50 basis points) would be $0.2 million.

At December 31, 2003, the estimated fair value of our fixed-rate debt of $125.0 million was $123.8 million. The fixed-rate debt will mature in May 2007.

Commodity Price Risk

In the past we have entered into and may in the future enter into certain derivative arrangements with respect to portions of our oil, natural gas and NGL production to reduce our sensitivity to volatile commodity prices. During 2003, 2002, and 2001, we entered into forward sale agreements, price swaps and collar agreements. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit to us of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in prices. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the daily volume of derivative arrangements will vary from time to time. We continuously reevaluate our derivative program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. For 2004, we have hedged approximately 70% of our projected oil production and approximately 55% of our projected gas production.

The Wiser Oil Company

As of March 15, 2004 our hedging arrangements were as follows:

Crude Oil:	Daily Volume	Price per Bbl
March 1, 2004 to March 31, 2004 (2)	1,000 Bbls	$33.00 ceiling, $ 30.00 floor
January 1, 2004 to March 31, 2004	1,000 Bbls	$28.00
January 1, 2004 to March 31, 2004	1,000 Bbls	$28.95
January 1, 2004 to March 31, 2004 (1)	1,000 Bbls	$30.40 Call
April 1, 2004 to June 30, 2004	1,000 Bbls	$27.50
April 1, 2004 to June 30, 2004 (1)	1,000 Bbls	$30.00 Call
April 1, 2004 to June 30, 2004	1,000 Bbls	$28.56
July 1, 2004 to September 30, 2004 (1)	1,000 Bbls	$31.25 Call
July 1, 2004 to September 30, 2004	1,000 Bbls	$28.25
July 1, 2004 to September 30, 2004	1,000 Bbls	$28.20
October 1, 2004 to December 31, 2004	1,000 Bbls	$29.60
October 1, 2004 to December 31, 2004	1,000 Bbls	$33.00 Call

Natural Gas:	Daily Volumes	Price per MMBTU
January 1, 2004 to March 31, 2004 (2)	5,000 MMBTU	$10.25 ceiling, $ 5.00 floor
January 1, 2004 to March 31, 2004 (2)	5,000 MMBTU	$ 8.00 ceiling, $ 6.00 floor
January 1, 2004 to March 31, 2004	5,000 MMBTU	$6.03
January 1, 2004 to March 31, 2004	5,000 MMBTU	$5.35
January 1, 2004 to March 31, 2004	5,000 MMBTU	$5.37
January 1, 2004 to March 31, 2004 (2)	5,000 MMBTU	$ 7.15 ceiling, $4.75 floor
April 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$ 5.45 ceiling, $4.50 floor
April 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$ 5.50 ceiling, $4.30 floor
April 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$ 5.50 ceiling, $4.25 floor
April 1, 2004 to December 31, 2004	5,000 MMBTU	$4.70
April 1, 2004 to December 31, 2004	5,000 MMBTU	$5.00

(1)	These are “call” derivative instruments we sold and we will pay the difference between the actual market price and the call price only if the actual market price is above the call price. If the actual market price is equal to or below the call price, we do not pay or receive any settlement amount.
(2)	These are “collar” derivative instruments whereby we will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the price received by us will be limited to the floor price or ceiling price, respectively.

Oil and gas sales are adjusted for gains or losses related to the effective portion of hedging transactions as the underlying hedged production is sold. Changes in fair value for the ineffective portion of designated hedges or for derivative arrangements that do not qualify as hedges are recognized in the consolidated statement of income as derivative gain or loss. None of our derivative instruments at December 31, 2003 were designated as hedges under the terms of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” Adjustments to oil and gas sales from our hedging activities resulted in an increase in revenues of $0.8 million and $4.5 million in 2002 and 2001, respectively. In addition, we recognized a loss on derivatives of $12.5 million, $14.1 million and $2.1 million in 2003, 2002 and 2001, respectively. See Note 1 to our Consolidated Financial Statements included in this Form 10-K for additional discussion on derivative instruments.

Based on December 31, 2003 NYMEX futures prices, the fair value of our hedging arrangements at December 31, 2003 was a net loss of $4.4 million. A 10% increase in both the oil price and the gas price would increase this loss by $7.5 million to a loss of $11.9 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $8.0 million, resulting in a gain of $3.5 million.

In December 2001, all of our derivative contracts were with a single counterparty, Enron North America Corp., who filed for bankruptcy protection under Chapter 11 on December 2, 2001. At the time of the bankruptcy filing, Enron owed us $6.1 million for derivative contracts that were in our favor and covered a significant portion of our 2002 estimated production. After the bankruptcy filing, we entered into replacement hedges with other counterparties

The Wiser Oil Company

in December 2001 and January through February 2002 for a portion of our 2002 production at significantly less favorable prices and ultimately experienced a $14.1 million derivative loss in 2002. We believe our derivative loss for 2002 would have been significantly less if Enron had honored the derivative contracts in place in December 2001.

More generally, dramatic price volatility in the natural gas and oil markets has existed the past several years. In fact, the average quoted prices for natural gas hovered around the low levels of $2.10 per Mcf in January 2002, with the expectation of further decreases. However, the market price dramatically reversed in the summer months of 2002 and have continued to improve, which lead natural gas to trade at an average NYMEX price of $5.44 per MMBTU for 2003.

The tables below disclose the trading activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value, identify changes in fair value attributable to changes in valuation techniques, disaggregate estimated fair values at December 31, 2003, based on whether fair values are determined by quoted market prices or more subjective means, and indicate the maturities of contracts at December 31, 2003.

At December 31, 2003 we only had non-exchange contracts that mature in less than one year.

Gain (Loss)
Fair value of contracts outstanding at the beginning of 2003	$(5,325,000)
Contracts realized or otherwise settled during 2003	13,290,000
Other changes in fair values	(12,412,000)

Fair value of contracts outstanding at the end of 2003	$(4,447,000)

Sources of Fair Value	Maturity in less than 1 year
Prices provided by other external sources	$(4,447,000)

Foreign Currency Exchange Risk

We receive a substantial portion of our oil and gas revenues in Canadian dollars (43% in 2003 and 47% in 2002) and fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on our financial condition and results of operations. We also borrow a portion of our funds under our credit facility in Canadian dollars. At December 31, 2003, outstanding borrowings were $15.9 million in Canadian dollars and $12.2 million in U.S. dollars. Fluctuations in the exchange rate of the Canadian dollar also impact Accumulated Other Comprehensive Income in Stockholders’ Equity on the Balance Sheet. At December 31, 2003, Accumulated Other Comprehensive Income included a gain of $8.1 million related to the Canadian dollar exchange rate. An increase in the Canadian dollar exchange rate of .01 would increase this gain by $.8 million and a decrease in the Canadian dollar exchange rate of .01 would decrease this gain by $.8 million.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Public Accountants, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-38 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Wiser Oil Company engaged the services of Ernst & Young LLP as its new independent auditors to replace Arthur Andersen LLP, effective April 3, 2002. For additional information, see the Company’s Current Report on Form 8-K dated April 3, 2002.

There were no disagreements with our accountants on accounting or financial disclosures.

The Wiser Oil Company

Item 9A. Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report, the Company’s Chief Executive Officer and Vice President of Finance (Principal Financial and Accounting Officer) have concluded that such controls and procedures were effective for the period covered by this report. In connection with such evaluation, no change in the Company’s internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

The Wiser Oil Company

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item will be contained in the Company’s Proxy Statement for the 2004 annual meeting of shareholders scheduled for June 2004 and is incorporated by reference herein. This information includes: (a) background, election and compensation information regarding the Company’s Officer and Directors, (b) the Board of Directors’ three active Committees in 2003 ( Audit Committee, Corporate Nominating and Governance Committee and Compensation Committee); (c) the charters for those Committees and the Guidelines for Corporate Governance adopted by the Corporate Nominating and Governance Committee; and (d) the Code of Business Conduct & Ethics for all Company Officers, Directors and employees and the separate Code of Ethics for the Company’s Senior Financial Officers as adopted by the Board of Directors.

Item 11. Executive Compensation

The information required by this Item will be contained in the Proxy Statement for the 2004 annual meeting of stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in the Proxy Statement for the 2004 annual meeting of stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference. See Item 5 – “Market For Registrant’s Common Equity and Related Stockholder Matters,” which sets forth certain information with respect to the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions

The information required by this Item, if any, will be contained in the Proxy Statement for the 2004 annual meeting of stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

PART IV

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in the Proxy Statement for the 2004 annual meeting of stockholders under the heading “Principal Accounting Fees and Services” and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.	Financial Statements

The following documents are filed as part of this Report:

1.	Report of Independent Auditors

Report of Independent Public Accountants

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

The Company did not file any reports on Form 8-K during the fourth quarter of 2003. The Company furnished a report on Form 8-K, pursuant to item 12 of Form 8-K, on November 12, 2003 announcing financial results for the quarter ended September 30, 2003.

C.	Exhibits

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated.

Exhibit Numbers
3.1	Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.1a	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.2a	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.4	Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.0	Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.1	Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.2	Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the Initial Purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

10. †	The Wiser Oil Company 1991 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 33-62441), filed on September 8, 1995.

10.a †	Amendment to The Wiser Oil Company 1991 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-29973), filed on June 25, 1997.

The Wiser Oil Company

10.1 †	The Wiser Oil Company 1991 Non-Employee Directors’ Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-22525), filed on February 28, 1997.

10.2 †	Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.2a †	Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated March 22, 1996, incorporated by reference to Exhibit 10.9a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.2b †	Second Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated May 20, 1997, incorporated by reference to Exhibit 10.9a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.2c †	Third Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated January 1, 1999, incorporated by reference to Exhibit 10.9c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.2d †	Fourth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated June 1, 1999, incorporated by reference to Exhibit 10.9d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.2e †	Fifth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated December 18, 2001, incorporated by reference to Exhibit 10.9e to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.3 †	The Wiser Oil Company Equity Compensation Plan For Non-Employee Directors, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.4 †	The Wiser Oil Company Savings Restoration Plan dated February 24, 1998, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.5 †	Retirement Restoration Plan dated March 23, 1995, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.6 †	The Wiser Oil Company 1997 Share Appreciation Rights Plan dated as of August 19, 1997, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.6a †	Amendment to the Wiser Oil Company 1997 Share Appreciation Rights Plan dated May 18, 1999, incorporated by reference to Exhibit 10.14a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.7	Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of Event: March 10, 2000).

10.7a	Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated December 6, 2000 (Date of Event: November 20, 2000).

The Wiser Oil Company

10.8	Amended and Restated Warrant Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of Event: March 10, 2000).

10.9 †	Employment Agreement dated as of May 26, 2000 between the Company and George K. Hickox, Jr., incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.10	Management Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 7.7 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.11	Stockholder Agreement dated as of May 26, 2000 among the Company, Wiser Investment Company, LLC and Dimeling, Schreiber and Park, incorporated by reference to Exhibit 7.6 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.12	Warrant Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 7.3 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.13	Subscription Agreement dated June 1, 2001 between the Company and Wiser Investors, L.P., incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.14	Subscription Agreement dated June 1, 2001 between the Company and A. Wayne Ritter, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.15	Warrant agreement dated June 1, 2001 between the Company and Wiser Investment Company, LLC., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.16	Assignment of Rights as Purchaser dated June 1, 2001 among the Company, Wiser Investment Company, LLC, Wiser Investors, L.P. and A. Wayne Ritter, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.17	Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.17a	Amendment No. 5 to Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16a to the Company’s Report on Form 8-K dated August 15, 2003.

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 10, 2002 regarding the Wiser Oil Company’s disclosure in the Current Report on Form 8-K, incorporated by reference to Exhibit 16 of the Company’s report on Form 8-K (Commission File No. 0-5426), dated April 10, 2002.

21 *	Subsidiaries of registrant.

23.1 *	Consent of Independent Auditors.

The Wiser Oil Company

23.2 *	Consent of DeGolyer and MacNaugton, Independent Petroleum Engineers.

23.3 *	Consent of Gilbert Laustsen Jung Associates Ltd., Independent Petroleum Engineers.

31.1 *	Certification of George K. Hickox, Jr., Chairman and Chief Executive Officer of the Registrant, furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Richard S. Davis, Vice President of Finance of the Registrant, furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by George K. Hickox, Jr., Chairman and Chief Executive Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Richard S. Davis, Vice President of Finance of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represent management compensatory plans or agreements.
*	Filed herewith.

The Wiser Oil Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2004.

THE WISER OIL COMPANY

By:	/s/ George K. Hickox, Jr.
George K. Hickox, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE K. HICKOX, JR. GEORGE K. HICKOX, JR.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

/s/ C. FRAYER KIMBALL, III C. FRAYER KIMBALL, III	Director	March 26, 2004

/s/ RICHARD R. SCHREIBER RICHARD R. SCHREIBER	Director	March 26, 2004

/s/ A. W. SCHENCK, III A. W. SCHENCK, III	Director	March 26, 2004

/s/ SCOTT W. SMITH SCOTT W. SMITH	Director	March 26, 2004

/s/ ERIC D. LONG ERIC D. LONG	Director	March 26, 2004

/s/ LORNE H. LARSON LORNE H. LARSON	Director	March 26, 2004

/s/ RICHARD S. DAVIS RICHARD S. DAVIS	Vice President of Finance (Principal Financial and Accounting Officer)	March 26, 2004

THE WISER OIL COMPANY

Report of Independent Auditors

The Board of Directors and Stockholders

The Wiser Oil Company

We have audited the accompanying consolidated balance sheets of The Wiser Oil Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Wiser Oil Company as of and for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 22, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wiser Oil Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2003, The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

As discussed above, the consolidated financial statements of The Wiser Oil Company as of and for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 1 for 2001 included (a) agreeing the as reported and pro forma net income (loss), as reported and pro forma basic earnings (loss) per share, and as reported and pro forma diluted earnings (loss) per share to the previously issued financial statements, (b) agreeing the pro forma stock-based employee compensation expense (including any related tax effects) determined under a fair value method for all awards to the Company’s underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

ERNST & YOUNG LLP

Dallas, Texas

February 27, 2004

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

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(000’s except per share data)
Revenues:
Oil and gas sales	$107,346	$76,775	$80,344
Interest income	112	163	1,245
Gain on sales of properties	3,056	2,296	9,527
Other	(95)	253	454

	110,419	79,487	91,570

Costs and Expenses:
Operating costs and production taxes	30,555	30,023	28,404
Loss on derivatives	12,543	14,144	2,094
Depreciation, depletion and amortization	38,054	30,257	19,388
Property impairments	24,750	9,915	2,490
Exploration	13,449	21,317	7,542
General and administrative	10,435	9,558	8,082
Interest expense	14,517	14,328	13,364

	144,303	129,542	81,364

Income (Loss) Before Income Taxes	(33,884)	(50,055)	10,206
Income Tax Expense (Benefit)	(8,239)	(4,658)	158

Net Income (Loss) Before Cumulative Effect of Accounting Change	(25,645)	(45,397)	10,048

Cumulative Effect of Accounting Change, net of tax	5,238	—	—

Net Income (Loss) Before Preferred Dividends and Amortization	(20,407)	(45,397)	10,408
Preferred dividends	(700)	(1,750)	(1,460)
Amortization of preferred stock discount	(2,530)	(5,066)	(2,410)

Net Income (Loss) Available to Common Stock	$(23,637)	$(52,213)	$6,178

Earnings (Loss) Per Share:
Basic:
Net Income (Loss) Before Cumulative Effect of Accounting Change	$(2.21)	$(5.59)	$0.67
Cumulative Effect of Accounting Change, net of tax	.40	—	—

Net Income (Loss)	$(1.81)	$(5.59)	$0.67

Diluted:
Net Income (Loss) Before Cumulative Effect of Accounting Change	$(2.21)	$(5.59)	$0.67
Cumulative Effect of Accounting Change, net of tax	.40	—	—

Net Income (Loss)	$(1.81)	$(5.59)	$0.67

Weighted average shares outstanding (000’s):
Basic	13,078	9,333	9,161

Diluted	15,599	15,217	14,323

The accompanying notes are an integral part of these consolidated financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(000’s)
Net income(loss)	$(20,407)	$(45,397)	$10,048
Other comprehensive income (loss):
Foreign currency translation adjustment	14,263	948	(3,778)
Minimum pension liability adjustment	513	(2,069)	(2,183)
Net change in derivative fair value:
Cumulative effect of accounting change, net of tax	—	—	(3,083)
Change in derivative fair value	—	—	1,870
Reclassification adjustments – contract settlements	—	(802)	2,013

Comprehensive income (loss)	$(5,631)	$(47,320)	$4,887

THE WISER OIL COMPANY

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(000’s)
Assets
Current Assets
Cash and cash equivalents	$1,442	$3,590
Accounts receivable	13,551	10,571
Inventories	270	299
Prepaid expenses	1,141	2,030

Total current assets	16,404	16,490

Property and Equipment, at cost:
Oil and gas properties (successful efforts method)	422,084	354,996
Other properties	4,299	3,961

	426,383	358,957
Accumulated depreciation, depletion and amortization	(220,222)	(155,744)

Net property and equipment	206,161	203,213
Other Assets	2,031	2,504

	$224,596	$222,207

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,999	$12,775
Fair value of derivatives	4,447	5,325
Dividends	—	441
Accrued liabilities	6,584	4,957

Total current liabilities	30,030	23,498

Pension Liability	2,566	3,299
Long-term Debt	154,196	152,516
Asset Retirement Obligation	7,008	—
Deferred Income Taxes	—	6,603
Commitments and Contingencies	—	—
Stockholders’ Equity:
Series C convertible preferred stock – $10 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2002 – at $25 liquidation value per share	—	10,000
Common stock – $.01 par value; shares authorized – 30,000,000; shares issued – 15,646,211 at December 31, 2003 and 9,625,929 at December 31, 2002; shares outstanding – 15,470,007 at December 31, 2003 and 9,401,855 at December 31, 2002	156	96
Preferred stock discount, net of $7,476,000 amortization at December 31, 2002	—	(2,530)
Paid-in capital	66,677	56,536
Retained earnings	(37,951)	(14,314)
Accumulated other comprehensive income	4,242	(10,534)
Treasury stock – 176,204 shares at cost at December 31, 2003 and 224,104 shares at cost at December 31, 2002	(2,328)	(2,963)

Total stockholders’ equity	30,796	36,291

	$224,596	$222,207

The accompanying notes are an integral part of these consolidated financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
	(000’s)		(000’s)		(000’s)
Series C convertible preferred stock, $10 value:
Balance at beginning of period	1,000	$10,000	1,000	$10,000	600	$6,000
Converted to common stock	(1,000)	(10,000)
Issuance of preferred stock	—	—	—	—	400	4,000

Balance at end of period	—	—	1,000	10,000	1,000	10,000

Common stock, $0.01 par value:
Balance at beginning of period	9,626	96	9,467	94	9,209	92
Preferred stock converted to common	5,882	59	—	—	—	—
Common stock issued as preferred dividend	72	1	159	2	258	2
Stock options exercised	66	—	—	—	—	—

Balance at end of period	15,646	156	9,626	96	9,467	94

Preferred stock discount:
Balance at beginning of period		(2,530)		(7,596)		—
Issuance of preferred stock		—		—		(10,006)
Amortization of preferred stock discount		2,530		5,066		2,410

Balance at end of period		—		(2,530)		(7,596)

Paid-in capital
Balance at beginning of period		56,536		55,887		38,568
Issuance of preferred stock		—		—		6,000
Beneficial conversion option		—		—		9,192
Common stock issued as preferred dividend		221		649		1,314
Issuance of warrants		—		—		813
Preferred stock converted to common	—	9,941	—	—	—	—
Shares transferred to company pension plan		(350)		—		—
Stock options exercised		329		—		—

Balance at end of period		66,677		56,536		55,887

Retained Earnings:
Balance at beginning of period		(14,314)		37,899		31,721
Net Income (loss)		(20,407)		(45,397)		10,048
Dividends on preferred stock		(700)		(1,750)		(1,460)
Amortization of preferred stock discount		(2,530)		(5,066)		(2,410)

Balance at end of period		(37,951)		(14,314)		37,899

Accumulated other comprehensive income:
Balance at beginning of period		(10,534)		(8,611)		(3,450)
Foreign currency translation adjustment		14,263		948		(3,778)
Change in accrued pension		513		(2,069)		(2,183)
Net change in derivative fair value:
Cumulative effect of accounting change		—		—		(3,083)
Change in derivative fair value		—		—		1,870
Reclassification adjustments		—		(802)		2,013

Balance at end of period		4,242		(10,534)		(8,611)

Treasury Stock:
Balance of beginning of period	(224)	(2,963)	(224)	(2,963)	(176)	(2,729)
Shares transferred to company pension plan	48	635	—	—	—	—
Purchase of treasury stock	—	—	—	—	(48)	(234)

Balance at end of period	(176)	(2,328)	(224)	(2,963)	(224)	(2,963)

Total Stockholders’ Equity	15,470	$30,796	9,402	$36,291	9,243	$84,710

The accompanying notes are an integral part of these consolidated financial statements.

THE WISER OIL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(000’s)
Cash Flows from Operating Activities:
Net income (loss)	$(20,407)	$(45,397)	$10,048
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	38,054	30,257	19,388
Cumulative effect of an accounting change, net of tax	(5,238)	—	—
Deferred income taxes	(8,239)	(4,658)	(58)
Gains on sales of property	(3,056)	(2,296)	(9,525)
Property impairments and abandonments	29,592	22,513	5,409
Pension funding	(309)	294	(2,183)
Non-cash loss on derivative value	(747)	4,923	400
Amortization of other assets	714	711	709
Other changes:
Restricted cash	—	—	992
Accounts receivable	(2,607)	3,710	2,340
Inventories	18	256	(135)
Prepaid expenses	917	1,113	(2,717)
Other assets	—	(56)	(435)
Accounts payable	4,582	1,090	(2,625)
Accrued liabilities	2,002	753	3,345
Asset retirement obligation	(373)	—	—

Operating Cash Flows	34,903	13,213	24,953

Cash Flows from Investing Activities:
Capital expenditures	(38,975)	(38,539)	(75,146)
Proceeds from sales of property and equipment	3,959	8,342	219

Investing Cash Flows	(35,016)	(30,197)	(74,927)

Cash Flows from Financing Activities:
Net borrowing (repayments) of long-term debt	(1,564)	8,735	19,036
Deferred financing costs	(168)	—	—
Stock options exercised	329	—	—
Preferred stock issued, net of issuance costs	—	—	10,000
Common stock issued	—	—	25
Warrants for common stock issued	—	—	6
Treasury stock purchased	—	—	(234)
Preferred dividends	(921)	(879)	(221)

Financing Cash Flows	(2,324)	7,856	28,612

Effect of exchange rate changes on Cash and cash equivalents	289	59	(123)

Net Decrease in Cash and Cash Equivalents	(2,148)	(9,069)	(21,485)
Cash and Cash Equivalents beginning of year	3,590	12,659	34,144

Cash and Cash Equivalents, end of year	$1,442	$3,590	$12,659

The accompanying notes are an integral part of these consolidated financial statements.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

1. Summary of Significant Accounting Policies

a. Principles of Consolidation – The consolidated financial statements include the accounts of The Wiser Oil Company (“Company”), a Delaware corporation, and its wholly owned subsidiaries: The Wiser Oil Company of Canada (“Wiser Canada”), The Wiser Marketing Company (inactive), and T.W.O.C., Inc. (inactive). Wiser Canada was formed in 1994 to conduct the Company’s Canadian activities. Prior to the formation of Wiser Canada, the Company’s oil and gas operations were conducted primarily in the United States. Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years’ amounts to current presentation.

b. Risks and Uncertainties – The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Cash and Cash Equivalents – Cash equivalents consist of short-term investments maturing in three months or less from the date of acquisition. These investments of $2.8 million at December 31, 2003 and $3.3 million at December 31, 2002 are recorded at cost plus accrued interest, which approximates market.

d. Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, and its derivative financial instruments. The Company places its cash with reputable commercial banks and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. For a discussion of the credit risks associated with the Company’s derivative instruments, see “Derivative Instruments” below. Substantially all of the Company’s accounts receivable are due from purchasers of oil and gas and such receivables seldom extend beyond 60 days. Oil and gas sales are generally unsecured. The Company performs ongoing review with respect to the collectibility of accounts receivable and credit losses consistently have been within management’s expectations. Accounts receivable are presented net of the related allowance for doubtful accounts, which totaled $154,000 and $686,000 at December 31, 2003 and 2002, respectively.

e. Inventories – Oil and natural gas product inventories are recorded at the lower of average cost or market. Materials and supplies are recorded at the lower of average cost or market.

f. Financial Instruments – The following table sets forth the book value and estimated fair values of financial instruments at December 31, 2003 and 2002, respectively (000’s):

	2003		2002
	Book Value	Fair Value	Book Value	Fair Value
Floating-rate debt	$29,243	$29,243	$27,768	$27,768
Fixed-rate debt	124,953	123,750	124,748	93,750
Net derivative liability	(4,447)	(4,447)	(5,325)	(5,325)

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate book value due to the short maturities of these instruments. The fair value of the fixed-rate debt was

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

based on quoted market prices of the Company’s fixed-rate debt at December 31, 2003 and 2002, respectively. For a discussion of the Company’s derivative instruments, see “Derivative Instruments” below.

g. Oil and Gas Properties – The Company is engaged in the exploration for and development of oil and gas in the United States and Canada. The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all costs of property acquisitions and exploratory wells are initially capitalized. If a well is unsuccessful, the capitalized costs of drilling the well, net of any salvage value, are charged to expense. If a well finds oil and gas reserves that cannot be classified as proved within a year after discovery, the well is assumed to be impaired and the capitalized costs of drilling the well, net of any salvage value, are charged to expense. The capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized. The Company considers such factors as exploratory drilling results, future drilling plans and the lease expiration terms when assessing unproved properties for impairment. Geological and geophysical costs and the costs of retaining undeveloped properties are expensed as incurred. Expenditures for maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Upon disposal, the asset and related accumulated depreciation, depletion and amortization are removed from the accounts, and any resulting gain or loss is reflected currently in income.

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

The following expected future prices were used to estimate future cash flows to assess properties for impairment:

	Prices starting after December 31,
	2003	2002	2001
Oil Price per barrel:
Year 1	$30.00	$28.50	$20.50
Year 2	29.00	27.50	21.50
Year 3	28.00	27.00	23.00
Thereafter	27.00	27.00	Escalated 3%
Maximum	N/A	N/A	29.00

Gas Price per MMBTU:
Year 1	$5.25	$4.50	$2.50
Year 2	5.00	4.50	3.00
Year 3	4.75	4.50	3.25
Thereafter	4.50	4.50	Escalated 3%
Maximum	N/A	N/A	3.50

Oil and gas expected future price estimates were based on NYMEX future prices at each year-end. Expected future prices were escalated if such prices were unusually low at year-end compared to historical averages, or expected future prices were reduced if such prices were unusually high at year-end compared to historical

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

averages. These prices were applied to production profiles developed by the Company’s engineers using proved developed and undeveloped and risk-adjusted probable reserves at December 31, 2003, 2002 and 2001, respectively. The Company’s price assumptions may change from year to year based on current industry conditions and the Company’s future plans. During 2003, 2002 and 2001, the Company recognized impairments of certain U.S. and Canadian properties of $24.8 million, $9.9 million and $2.5 million respectively, primarily due to declines in reserve quantities. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management’s estimate of future cash flows and, consequently, the carrying value of properties.

h. Depreciation, Depletion and Amortization (“DD&A”) – DD&A of the capitalized costs of producing oil and gas properties are computed for individual properties using the units-of-production method based on proved reserves. Other properties consist primarily of computer systems, vehicles and office equipment and depreciation is computed generally using the straight-line method over the estimated useful lives of these assets which range from 5 to 10 years.

i. Derivative Instruments – In 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated and qualifies as a hedge and to the extent such hedge is determined to be effective, changes in fair value are reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The change in fair value, to the extent the hedge is determined to be ineffective, is recorded currently in earnings. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement.

During 2003, 2002 and 2001, the Company entered into various forward sale agreements, price swap agreements and price collar agreements to limit the Company’s exposure to price fluctuations. Oil and gas sales in the accompanying Consolidated Statements of Income are adjusted for the effects of derivative transactions that qualify as effective hedges under SFAS No. 133 when the underlying hedged production is sold. Adjustments to oil and gas sales from the Company’s hedging activities resulted in an increase in oil and gas revenues of $.8 million in 2002 and $4.5 million in 2001. The Company had no designated hedges under SFAS No. 133 during 2003. The Company recognized a loss on derivatives not designated as hedges of $ 12.5 million, $14.1 million and $2.1 million in 2003, 2002 and 2001, respectively. At December 31, 2003, the fair value of derivatives was a liability of $4.4 million.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

As of December 31, 2003 the Company’s derivative arrangements were as follows:

Crude Oil:	Daily Volume	Prices per Bbl
January 1, 2004 to February 29, 2004 (2)	1,000 Bbls	$34.00 ceiling, $ 31.00 floor
March 1, 2004 to March 31, 2004 (2)	1,000 Bbls	$33.00 ceiling, $ 30.00 floor
January 1, 2004 to March 31, 2004	1,000 Bbls	$28.00
January 1, 2004 to March 31, 2004	1,000 Bbls	$27.75
January 1, 2004 to March 31, 2004 (1)	1,000 Bbls	$30.40 Call
April 1, 2004 to June 30, 2004	1,000 Bbls	$27.50
April 1, 2004 to June 30, 2004 (1)	1,000 Bbls	$30.00 Call
April 1, 2004 to June 30, 2004	1,000 Bbls	$28.56
July 1, 2004 to September 30, 2004 (1)	1,000 Bbls	$31.25 Call
July 1, 2004 to September 30, 2004	1,000 Bbls	$28.25
July 1, 2004 to September 30, 2004	1,000 Bbls	$28.20
October 1, 2004 to December 31, 2004	1,000 Bbls	$28.00

Natural Gas:	Daily Volume	Price per MMBTU
January 1, 2004 to March 31, 2004 (2)	5,000 MMBTU	$10.25 ceiling, $ 5.00 floor
January 1, 2004 to March 31, 2004 (2)	5,000 MMBTU	$ 8.00 ceiling, $ 6.00 floor
January 1, 2004 to March 31, 2004	5,000 MMBTU	$6.03
January 1, 2004 to March 31, 2004	5,000 MMBTU	$5.35
January 1, 2004 to March 31, 2004	5,000 MMBTU	$5.37
January 1, 2004 to March 31, 2004 (2)	5,000 MMBTU	$ 7.15 ceiling, $4.75 floor
April 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$ 5.45 ceiling, $4.50 floor
April 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$ 5.50 ceiling, $4.30 floor
April 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$ 5.50 ceiling, $4.25 floor
April 1, 2004 to December 31, 2004	5,000 MMBTU	$4.70
April 1, 2004 to December 31, 2004	5,000 MMBTU	$5.00

(1)	These are “call” derivative instruments the Company sold and the Company will pay the difference between the actual market price and the call price only if the actual market price is above the call price. If the actual market price is equal to or below the call price, the Company does not pay or receive any settlement amount.
(2)	These are “collar” derivative instruments whereby the Company will receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below the floor price or above the ceiling price, the price received by the Company will be limited to the floor price or ceiling price, respectively.

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

j. Revenue Recognition – Oil and gas revenues are accounted for using the sales method. Under this method, sales are recorded on all production sold by the Company. Imbalances result when sales differ from the seller’s net revenue interest in the particular property’s reserves and are tracked to reflect the Company’s balancing position. The Company’s net imbalance position is not material at December 31, 2003 and 2002.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

k. Foreign Currency Translation – The functional currency of Wiser Canada is the Canadian dollar. In accordance with SFAS No. 52, “Foreign Currency Translation,” Wiser Canada’s financial statements have been translated from Canadian dollars to U.S. dollars with a cumulative translation adjustment gain of $8.1 million for 2003 and a cumulative translation adjustment loss of $6.1 million and $7.1 million for 2002 and 2001, respectively, classified in Stockholders’ Equity.

l. Comprehensive Income – In 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains and losses for marketable securities and future contracts, foreign currency translation adjustments, minimum pension liability adjustments, and effective January 1, 2001, unrealized gains and losses on certain derivative financial instruments

m. Stock Options—The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options. Under APB No. 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1996, as amended by SFAS No. 148. SFAS No. 123 requires companies that elect to continue applying the provisions of APB No. 25 to provide pro forma disclosures for employee stock compensation awards as if the fair value-based method defined in SFAS No. 123 had been applied. See Note 12.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 instead of APB No. 25’s intrinsic value method to account for stock-based employee compensation (in thousands, except per share data):

	2003	2002	2001
Net income (loss) available to common stock – as reported	$(23,637)	$(52,213)	$6,178
Pro forma stock-based employee compensation expenses, net of income taxes	118	631	257

Net income (loss) available to common stock – pro forma	$(23,755)	$(52,844)	$5,921

Basic earnings (loss) per share – as reported	$(1.81)	$(5.59)	$0.67
Basic earnings (loss) per share – pro forma	$(1.82)	$(5.66)	$0.65
Diluted earnings (loss) per share – as reported	$(1.81)	$(5.59)	$0.67
Diluted earnings (loss) per share – pro forma	$(1.82)	$(5.66)	$0.65

The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model, with the following weighted average assumptions for the 2003, 2002 and 2001 grants: a risk-free interest rate of 3.92 in 2003, 5.14 in 2002 and 5.0% in 2001; a dividend yield of 0% in all years; and a volatility factor of 29.9% in 2003, 31.0% in 2002 and 27.7% in 2001. In addition, the fair value of these options was estimated based on an expected life of ten years.

n. Recent Accounting Pronouncements. On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Prior to SFAS No. 145, gains or losses on the early extinguishment of debt were required to be classified in a company’s statements of income

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

as extraordinary gains or losses, net of associated income taxes, after the determination of income or loss from continuing operations. SFAS No. 145 requires, except in the case of events or transactions of a highly unusual and infrequent nature, that gains or losses from the early extinguishment of debt be classified as components of a company’s income or loss from continuing operations. The adoption of the provisions of SFAS No. 145 did not affect the Company’s financial position or reported financial results.

The Company also adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2003. This statement establishes accounting and reporting standards that are effective for exit or disposal activities beginning after December 31, 2002, which require that a liability be recognized for an exit or disposal activity when that liability is incurred. The adoption of SFAS No. 146 had no effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires an entity to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. Certain guarantees are excluded from the measurement and disclosure provisions while certain other guarantees are excluded from the measurement provisions of the interpretation. The adoption of the statement in 2003 had no effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was modified in December 2003. FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity whose equity is unable to finance its activities or where the owners of the entity lack the risks and rewards of ownership. The Company is not the primary beneficiary of any variable interest entities, and accordingly, the adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements when adopted.

The Company has been made aware of an issue that has arisen in the industry regarding the application of certain provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” to companies in the extractive industries, including oil and gas exploration and production companies. The issue is whether the provisions of SFAS No. 141 and SFAS No. 142 require companies to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company has included oil and gas lease acquisition costs as a component of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights. In the event it is determined that costs associated with mineral rights are required to be classified as intangible assets, a substantial portion of the Company’s capitalized oil and gas property costs would be separately classified on our balance sheet as intangible assets. The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification if it were to occur. As of December 31, 2003, the Company had $55.3 million in capitalized leasehold costs, net of accumulated depletion.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 provides criteria for when a contract with an initial net investment should be classified as a derivative, as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies circumstances requiring special reporting in the statement of cash flows for a derivative with a financing component. SFAS No. 149 was effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

hedging relationships designated after June 30, 2003. This amendment had no impact on our financial condition or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted the new rules on asset retirement obligations on January 1, 2003. Prior to January 1, 2003, we had provided for future abandonment costs by accruing estimated amounts as a component of Accumulated DD&A in the accompanying Consolidated Balance Sheets. At January 1, 2003 we recorded a long-term liability for asset retirement obligation of $5.0 million, an increase in property cost of $3.7 million, a reduction of accumulated depreciation, depletion and amortization of $6.8 million and a cumulative effect of accounting change gain, net of tax, of $5.2 million.

The following pro forma data summarizes the Company’s net income and net income per share for the years ended December 31, 2003, 2002 and 2001 as if the Company had adopted the provisions of SFAS No. 143 on December 31, 2000, including aggregate pro forma asset retirement obligations on that date of $ 1.6 million.

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands except per share amounts)
Net income (loss) available to Common Stock, as reported	$(23,637)	$(52,213)	$6,178
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143, net of tax	342	902	1,455

Pro forma net income	$(23,295)	$(51,311)	$7,633

Basic earnings (loss) per share – as reported	$(1.81)	$(5.59)	$0.67

Basic earnings (loss) per share – pro forma	$(1.78)	$(5.50)	$0.83

Diluted earnings (loss) per share – as reported	$(1.81)	$(5.59)	$0.67

Diluted earnings (loss) per share – pro forma	$(1.78)	$(5.50)	$0.80

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

The following table summarizes the changes in the Company’s total estimated liability (000’s):

	For the Year Ended December 31,
	2003	2002	2001
Beginning asset retirement obligations	$4,974	$4,261	$562
Cumulative effect adjustment	—	—	1,009
New wells placed on production and changes in estimates	751	496	2,666
Acquisition liabilities assumed	—	—	—
Liabilities settled	(366)	(223)	(23)
Exchange rate effect	695	36	(93)
Accretion expense	954	404	140

Ending asset retirement obligations	$7,008	$4,974	$4,261

2. Impact of Enron Bankruptcy

Enron declared bankruptcy on December 2, 2001 and on December 31, 2001 Enron owed the Company $1,688,000 in unpaid settlements of its hedging contracts for the months of November and December 2001. In addition, the claim amount against Enron of the Company’s forward hedging contracts for the year 2002, calculated using then existing commodity prices, was $5.2 million. Based on the uncertainty of collecting either of these amounts from Enron, the Company decided to write-off the full amount of $6.9 million at December 31, 2001. Other comprehensive income included unrealized gains of $0.8 million at December 31, 2001, on certain derivatives with Enron which were accounted for as cash flow hedges. These gains were reclassified into oil and gas revenues over the original hedge period during 2002. A secondary market for the purchase and sale of claims against ENA and Enron Corporation has developed. Periodically, the Company has had discussions with market participants to sell its claims but none are active presently. Enron has filed a Plan of Reorganization for itself and affiliates which is set for a confirmation hearing. If confirmed, the Company should receive, in a combination of cash, stock and other considerations, in the range of $1.0 to $1.5 million on its claims beginning in late summer 2004.

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

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

The following table represents the allocation of the total purchase price of Invasion to the acquired assets and liabilities of Invasion (000’s):

Allocation of Aggregate Purchase Price
Net working capital	$1,142
Property and equipment	48,145
Long-term debt	(14,928)
Deferred income taxes	(11,739)

Aggregate purchase price	$22,620

Following are the unaudited pro forma results of operations for the Company for the year ended December 31, 2001, as if the acquisition of Invasion took place on January 1, 2001 (000’s):

2001
Revenues	$101,134
Expenses	89,278

Net Income	$11,856

Earnings per share – Basic	$0.87

Earnings per share – Diluted	$0.83

4. Gain on Sale of Assets

On June 29, 2001, Wiser Canada entered into an Asset Exchange Agreement to acquire producing properties and exploration acreage valued at $25.3 million (CDN $38.3 million). Under the Agreement, Wiser Canada exchanged certain of its producing properties valued at $16.2 million and paid $9.1 million in cash, before closing adjustments. The exchange of producing properties valued at $16.2 million was accounted for as a sale of assets and, accordingly, a gain of $9.5 million was recognized in the consolidated statements of income for the year ended December 31, 2001. The $9.1 million cash portion of the transaction was funded with $4.5 million of cash on hand and $4.6 million of bank debt.

5. Long-term Debt

a.	On May 21, 1997, the Company sold $125 million in principal amount of 9 1/2% Senior Subordinated Notes (“2007 Notes”) due May 15, 2007, providing net proceeds to the Company of $120.9 million. The original issue price was 99.718%. The Company used the net proceeds from the sale of the 2007 Notes to repay all outstanding bank indebtedness and for general corporate purposes. See Note 15.

The 2007 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2002 at a redemption price of 104.75%, plus accrued interest to the date of redemption, and declining at the rate of 1.583% per year to May 15, 2005 and 100% thereafter.

Under the terms of the 2007 Notes, the Company must meet certain tests before it is able to pay cash dividends or make other restricted payments, incur additional indebtedness, engage in transactions with its affiliates, incur liens, and engage in certain sale and leaseback arrangements.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

The terms of the 2007 Notes also limit the Company’s ability to undertake a consolidation, merger or transfer of all or substantially all of its assets. In addition, the Company is, subject to certain conditions, obligated to offer to repurchase the 2007 Notes at par value plus accrued interest to the date of repurchase with the net cash proceeds of certain sales or dispositions of assets. Upon a change of control, as defined, the Company will be required to make an offer to repurchase the 2007 Notes at 101% of the principal amount thereof, plus accrued interest to the date of repurchase.

b.	On May 10, 1999, the Company entered into a $25 million Restated Credit Agreement (“Credit Agreement”) with Bank One, Texas, N.A. The Credit Agreement provided the Company with up to a $25 million line of credit through May 31, 2001. The Credit Agreement was terminated on May 31, 2001.

c.	On May 21, 2001, the Company entered into an $80 million revolving credit facility (“Revolver”), maturing on May 21, 2004 with Union Bank of California, N.A as U.S. administrative agent, and National Bank of Canada, a Canadian administrative agent, among other lenders. The aggregate borrowing base under the Revolver was $60 million and allocated $40 million for general corporate purposes (Tranche A) and $20 million exclusively for acquisition of proved oil and gas properties (Tranche B). The $60 million aggregate borrowing base was also allocated $20 million for Canadian borrowings and $40 million for U.S. borrowings. The aggregate borrowing base is re-determined by the banks semi-annually starting in April 2002. In August 2003, the maturity date of the Revolver was extended from May 2004 to May 2005 under substantially the same terms. In addition, the borrowing base under Tranche A of the Revolver was increased from $40 million to $45 million. At December 31, 2003, the Company had CDN$ 15.9 million (USD$ 12.2 million) of Canadian borrowings outstanding, $17.0 million of U.S. borrowings outstanding under Tranche A, and $0.7 million in letters of credit outstanding, leaving approximately $15.1 million available under the Revolver. The Tranche B portion is fully available. Available loan and interest options are (i) Prime Rate Loans, at the bank’s prime interest rate; (ii) Eurodollar Loans, at LIBOR plus 2.125%, 2.375% or 2.625% depending on the percentage of the borrowing base actually borrowed by the Company; (iii) Canadian Prime Rate Advances, at the Canadian bank’s prime interest rate plus 2.125%, 2.375% or 2.625%, depending on the percentage of the borrowings actually borrowed by the Company; and (iv) Canadian Banker’s Acceptances, at the Canadian drawing fee rate plus .5%, .75% or 1%, depending on the percentage of the borrowings actually borrowed by the Company.

The average interest rate during 2003 under the Revolver was 5.3%. The commitment fee on the unused borrowing base is 0.375%. The Revolver imposes certain restrictions on sales of assets, payment of dividends, and incurring of indebtedness. In addition, the Company is required to maintain a minimum interest coverage ratio of 1.5 and a minimum working capital ratio (including unused borrowing base) of 1.1. Under the Revolver, there is no requirement to maintain restricted cash balances after May 21, 2001. Borrowings under the Revolver are secured by substantially all of the Company’s oil and gas properties.

The Company paid cash interest payments of $13.7 million, $13.2 million and $12.4 million during 2003, 2002 and 2001, respectively.

Long-term debt consists of the following (000’s):	December 31,
	2003	2002
2007 Notes – 9.5% interest rate at December 31, 2003	$124,953	$124,748
Revolver – 4.7% interest rate at December 31, 2003	29,243	27,768

	$154,196	$152,516

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

The annual requirements for reduction of principal of long-term debt outstanding as of December 31, 2003 are estimated as follows (000’s):

2004	$—
2005	29,243
2006	—
2007	124,953
Thereafter	—

$154,196

6. Income Taxes

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the accounting procedures established by SFAS No. 109, “Accounting for Income Taxes.” The Company did not pay any Federal income taxes in 2003, 2002 or 2001.

Income tax expense (benefit) for the three years ended December 31, 2003 was as follows (000’s):

	2003	2002	2001
Current:
Canadian	$—	$—	$216
Deferred:
Canadian	(8,239)	(4,658)	(58)

Total income tax expense (benefit)	$(8,239)	$(4,658)	$158

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
Canadian income tax rate differential	7.8%	1.1%	0.2%
Change in valuation allowance	(17.5)%	(25.8)%	(34.0)%

Effective tax rate	24.3%	9.3%	0.2%

The Company did not pay any U.S. or Canadian income taxes in 2003 or 2002. In 2001, the Company paid $216,000 of Canadian income taxes.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

The deferred tax liabilities and assets at December 31 were as follows (000’s):

	2003	2002
Deferred tax liabilities:
Invasion Energy, Inc. acquisition	$—	$6,603
Property and equipment, principally due to differences in financial and tax reporting basis and the expensing of intangible drilling costs for tax purposes	1,846	3,572
Deferred tax assets:
Net operating loss carryforwards	(14,570)	(14,405)
Alternative minimum tax credit carryforwards	(2,683)	(2,683)
Invasion Energy, Inc.	(3,904)	—
Other	(2,098)	(1,875)

Total gross deferred tax assets	(23,255)	(18,963)
Less valuation allowance	21,409	15,391

Net deferred tax assets	(1,846)	(3,572)

Net deferred tax liability	$—	$6,603

In May 2001, the Company acquired Invasion Energy, Inc. and recognized an initial deferred tax liability of $11.7 million attributable to the difference between the acquisition cost basis and tax basis of the oil and gas properties. In 2003, the deferred tax liability for Invasion Energy, Inc. was reduced to zero as a result of $22.3 million of impairment expense recognized at Invasion Energy, Inc.

At December 31, 2003, the Company had a net operating loss (“NOL”) for U.S. Federal income tax purposes of approximately $42.8 million. The majority of the NOL carryforwards do not expire until 2018 and 2022 and the alternative minimum tax credit carryforwards can be carried forward indefinitely. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the future utilization of such carryforwards as “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At December 31, 2003, a valuation allowance of $15.6 million was provided to reduce deferred tax assets to an amount equal to deferred tax liabilities for U.S. Federal taxes.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

7. Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisitions, exploration and development activities (000’s):

	U.S.	Canada	Total
December 31, 2003:
Capitalized Costs:
Proved properties	$226,458	$184,927	$411,385
Unproved properties	3,584	7,115	10,699

Total	230,042	192,042	422,084
Accumulated DD&A	(112,332)	(104,185)	(216,517)

Net Capitalized cost	$117,710	$87,857	$205,567

Costs incurred during 2003:
Property acquisition	$1,749	$1,102	$2,851
Exploration	12,649	6,145	18,794
Development	6,440	19,020	25,460

December 31, 2002:
Capitalized Costs:
Proved properties	$209,636	$134,487	$344,123
Unproved properties	3,422	7,451	10,873

Total	213,058	141,938	354,996
Accumulated DD&A	(97,471)	(54,764)	(152,235)

Net Capitalized cost	$115,587	$87,174	$202,761

Costs incurred during 2002:
Property acquisition	$1,450	$2,390	$3,840
Exploration	14,322	3,136	17,458
Development	8,230	16,187	24,417

December 31, 2001:
Capitalized Costs:
Proved properties	$192,266	$130,952	$323,218
Unproved properties	4,458	15,947	20,405

Total	196,724	146,899	343,623
Accumulated DD&A	(76,583)	(45,508)	(122,091)

Net Capitalized cost	$120,141	$101,391	$221,532

Costs Incurred during 2001:
Property acquisition	$4,276	$45,200	$49,476
Exploration	11,041	1,344	12,385
Development	5,570	12,166	17,736

8. Employee Pension Plan

The Company has a noncontributory defined benefit Pension Plan that was “frozen” in December 1998. Prior to December 11, 1998, retirement benefits were earned based on the employee’s earnings, length of service and age at retirement. After December 11, 1998, additional retirement benefits based on length of service and

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

earnings were discontinued for all employees. Contributions required to fund plan benefits are determined according to the Projected Unit Credit Method.

Effective October 2000, the Pension Plan was amended to provide additional benefits by implementing a Cash Balance Plan for current employees only. The Cash Balance Plan is a noncontributory plan whereby the Company contributes an amount equal to 3% of an employee’s salary to the Cash Balance Plan and the cash balance in each employee’s account earns interest at a fixed rate of 6%. Any accumulated retirement benefits under the original retirement benefit formula were “rolled over” into the Cash Balance Plan for current employees.

The investment policies and strategies for Pension Plan assets are established by a committee of Company employees in consultation with third-party advisors. Historically, Plan assets have been allocated approximately 50% to 70% to equity securities with a goal of providing long-term growth of at least 8.5% per year. The Company expects the future long-term rate of return for its Pension Plan assets to average 8.5% based on an asset allocation policy of 50% to 70% to common equities with the remainder allocated to fixed income securities. The Company’s long-term rate of return expectations are based on past performance of equity securities, which have yielded long-term returns in excess of 10%.

In 2003, the Pension Plan acquired 123,553 shares of Company common stock. Following is a breakdown of Pension Plan assets at December 31, 2003 and 2002 (amounts in 000’s):

	2003	%	2002	%
Money market funds	$653	9	$46	1
U.S. Treasury obligations	1,127	15	2,653	46
Government & corporate bonds	935	13	—	—
Common stocks	3,611	49	3,030	53
Wiser Oil Company stock	1,055	14	—	—

Total	$7,381	100	$5,729	100

The net pension expense (included in general and administrative expense) and weighted average principal assumptions utilized in computing net pension expense were as follows (amounts in 000’s):

	2003	2002	2001
Service cost	$112	$87	$58
Interest cost	674	679	686
Expected return on plan assets	(494)	(597)	(753)
Amortization of transition obligation	—	—	(22)
Recognized loss (gain)	309	126	—

Net periodic pension cost (credit)	$601	$295	$(31)

Discount rate	6.75%	6.75%	7.25%
Rate of return on plan assets	8.50%	8.50%	8.50%
Rate of increase in compensation levels	0.00%	0.00%	0.00%

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

The measurement dates for the pension benefit obligation are December 31, 2003 and 2002, respectively. The following table presents the funded status of the Company’s pension plan as of December 31 (000’s):

	2003	2002
Change in benefit obligations:
Benefit obligation at beginning of year	$10,293	$9,715
Service cost	112	87
Interest cost	674	679
Actuarial gain	611	618
Benefits paid	(851)	(806)

Benefit obligation at end of year	10,839	10,293

Change in plan assets:
Fair value of plan assets at beginning of year	5,729	7,515
Actual return on plan assets	1,264	(980)
Employer contribution	1,239	—
Benefits paid	(851)	(806)

Fair value of plan assets at end of year	7,381	5,729

Plan assets over (under) benefits obligations	(3,458)	(4,564)
Unrecognized net actuarial loss	3,950	4,419

Net amount recognized	$492	$(145)

Accumulated Benefit Obligation	$10,697	$10,191

In 2003, the employer contribution of $1,239,000 consisted of $954,000 in cash and 47,900 shares of Wiser Oil Company common stock (held as treasury shares) valued at $285,000 on the date of contribution. The Pension Plan also purchased an additional 75,653 shares of Wiser Oil Company common stock on the open market during 2003.

The net amounts recognized in the consolidated balance sheets at December 31 consist of the following (000’s):

	2003	2002
Accrued benefit liability	$(3,402)	$(4,564)
Additional minimum liability	3,808	4,419

Net amount recognized	$406	$(145)

At December 31, 2003, accrued liabilities included $836,000 related to estimated 2004 contributions.

9. Employee Savings Plan

The Company has a qualified 401(k) Savings Plan available to all employees. An employee may elect to have up to 15% of the employee’s base monthly compensation, exclusive of other forms of special or extra compensation, withheld and placed in the Savings Plan account. On a monthly basis, the Company contributes to this account an amount equal to 100% of the employee’s contribution, limited to 5% of the employee’s base compensation.

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

Company contributions to the Savings Plan were $224,000, $124,000 and $135,000, in 2003, 2002 and 2001, respectively.

10. Business Segment Information

In 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires reporting of financial and descriptive information about a company’s reportable operating segments. The Company has identified only one operating segment, which is the exploration for and production of oil and gas with sales made to domestic and Canadian energy customers. Sales to major customers, which individually accounted for more that 10% of consolidated revenues, for the year ended December 31, 2003 were $35.0 million to Nexen Inc., $23.4 million to Sempra Energy Trading Corp, and $11.4 million to Conoco, Inc., which represented 34%, 22% and 11%, respectively, of the Company’s total oil and gas revenues. Sales to major customers for the year ended December 31, 2002 were $28.3 million to Nexen Inc., which represented 37% of the Company’s total oil and gas revenues. Sales to major customers for the year ended December 31, 2001 were $32.7 million to Highland Energy Company, $15.7 million to Nexen Inc. and $9.3 million to Enron Canada Corp. which represented 41%, 20% and 12%, respectively, of the Company’s total oil and gas revenues. However, due to the nature of the oil and gas industry, the Company is not dependent upon any of these customers. The loss of any major customer would not have a material adverse impact on the Company’s business.

The following table summarizes the oil and gas activity of the Company by geographic area for the years ended December 31, 2003, 2002 and 2001 (000’s).

	U.S.	Canada	Total
2003:
Total Revenues	$61,102	$49,317	$110,419

Costs and expenses:
Operating costs and production taxes	18,127	12,428	30,555
Loss on derivatives	7,374	5,169	12,543
DD&A	16,700	21,354	38,054
Property impairments	2,443	22,307	24,750
Exploration	5,306	8,143	13,449
Other operating	20,876	4,076	24,952

Total costs and expenses	70,826	73,477	144,303

Loss before income taxes	(9,724)	(24,160)	(33,884)
Income tax benefit	—	(8,239)	(8,239)

Net loss before cumulative effect of accounting change	(9,724)	(15,921)	(25,645)
Cumulative effect of an accounting change, net of tax	2,757	2,481	5,238

Net loss	$(6,967)	$(13,440)	$(20,407)

At year end:
Property and equipment, net of accumulated DD&A	$118,205	$87,956	$206,161

Total assets	$128,846	$95,750	$224,596

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

	U.S.	Canada	Total
2002:
Total Revenue	$41,031	$38,456	$79,487

Costs and expenses:
Operating costs and production taxes	18,696	11,327	30,023
Loss on derivatives	7,551	6,593	14,144
DD&A	11,613	18,644	30,257
Property impairments	9,500	415	9,915
Exploration	7,668	13,649	21,317
Other operating	20,336	3,550	23,886

Total costs and expenses	75,364	54,178	129,542

Loss before income taxes	(34,333)	(15,722)	(50,055)
Income tax benefit	—	(4,658)	(4,658)

Net loss	$(34,333)	$(11,064)	$(45,397)

At year end:
Property and equipment, net of accumulated DD&A	$116,039	$87,174	$203,213

Total assets	$127,583	$94,624	$222,207

2001:
Total Revenue	$50,073	$41,497	$91,570

Costs and expenses:
Operating costs and production taxes	21,668	6,736	28,404
Loss on derivatives	2,094	—	2,094
DD&A	9,297	10,091	19,388
Property impairments	1,028	1,462	2,490
Exploration	5,313	2,229	7,542
Other operating	18,472	2,974	21,446

Total costs and expenses	57,872	23,492	81,364

Earnings (loss) before income taxes	(7,799)	18,005	10,206
Income tax benefit	—	158	158

Net income (loss)	$(7,799)	$17,847	$10,048

At year end:
Property and equipment, net of accumulated DD&A	$120,789	$101,360	$222,149

Total assets	$142,717	$114,556	$257,273

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

The Company is a defendant in a civil action in Kentucky where the plaintiff has alleged damages resulting from the construction of a pipeline on the plaintiff’s property. A judgement against the Company was awarded by a Circuit Court in the amount of $75,000 plus approximately $275,000 of pre-judgement interest for a total award of $350,000 to the plaintiff. The Company has appealed the Circuit Court ruling to the Kentucky Court

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

of Appeals and the Company believes it is more likely than not that the pre-judgement interest will be eliminated and the liability of the Company will be in the range of $25,000 to $75,000.

The Company filed proofs of claims against Enron North America (“ENA”) and Enron Corporation (jointly, “Enron”) to collect the $6.9 million owed to it under hedging contracts, calculated as of the Enron Chapter 11 Petition Date. Based on the uncertainty of collecting this amount from Enron, the Company decided to write-off the full amount at December 31, 2001. ENA is a wholly-owned subsidiary of Enron Corporation and Enron Corporation has provided the Company with a guarantee on behalf of ENA of up to $10 million. A secondary market for the purchase and sale of claims against ENA and Enron Corporation (jointly “Enron”) has developed. Periodically, the Company discussed with several market participants selling its claims, but none are currently active. Any proceeds received from the sale of Wiser’s claims will be recognized in the year received.

In January 2002 the Company was notified by a gas marketing company that it would not pay approximately $730,000 owed to Wiser for its November 2001 gas sales because the gas marketing company claimed it had not been paid by Enron Corporation. The Company filed suit against the gas marketing company in 2002 to recover the $730,000 plus court costs. In 2003 the Company received approximately $280,000 from the gas company as a by-product of a settlement it reached with Enron on a number of claim items. The remaining suit amount is the subject of cross motions for summary judgment. While the Company believes the amount is owed to Wiser, it cannot at this point predict the litigation outcome.

The Company purchased tubing and casing from Trident Steel, a pipe-distributing company for use at its West Texas Wellman Unit and in the drilling of a South Texas exploratory well. With only limited use, the tubing and surface casing generally became unusable. The Company requested relief from Trident and when none was offered the Company brought suit in Terry County. A trial was conducted in January, 2004 and resulted in a jury verdict favorable to Wiser. Judgment has yet to be entered but the aggregate jury findings total in excess of $900,000. The Company has not recognized a receivable for this amount in our December 31, 2003 Consolidated Balance Sheet because Trident Steel may appeal the judgment.

The Company leases office space and equipment under lease obligations classified as operating leases. Rental expense under these leases was $527,000, $592,000 and $642,000 in 2003, 2002 and 2001, respectively. At December 31, 2003, aggregate minimum future rental payments of $1.9 million were due under operating leases with $430,000 due annually in the years 2004 through 2007 and $187,000 due in the year 2008.

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

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

A summary of the status of the Company’s two stock option plans at December 31, 2003, 2002 and 2001 and changes during the years then ended follows:

	2003		2002		2001
	Shares	Exercise Price(1)	Shares	Exercise Price(1)	Shares	Exercise Price (1)
Outstanding at beginning of year	981,325	$10.90	910,575	$11.15	1,111,075	$13.54
Granted	119,000	5.97	106,500	7.33	162,500	6.58
Exercised	(65,825)	5.00	—	—	(5,000)	5.00
Expired and cancelled	(497,750)	14.76	(35,750)	6.51	(358,000)	16.57

Outstanding at end of year	536,750	$6.83	981,325	$10.90	910,575	$11.15

Exercisable at end of year	430,500	$7.14	936,325	$11.04	813,075	$11.74

Fair value of options granted (1)	$2.93		$3.96		$3.35

(1)	Weighted average per option granted.

489,250 of the options outstanding at December 31, 2003 have exercise prices between $3.50 and $10.00, with a weighted average exercise price of $6.29 and a weighted average remaining contractual life of 6.2 years. 383,000 of the $3.50 to $10.00 options are currently exercisable with a weighted average exercise price of $6.36. 29,750 of the options outstanding at December 31, 2003 have exercise prices between $11 and $15, with a weighted average exercise price of $11.80 and a weighted average remaining contractual life of 2.6 years. All of the $11 to $15 options are currently exercisable with a weighted average exercise price of $11.80. The remaining 17,750 options have exercise prices between $15 and $20, with a weighted average exercise price of $16.19 and a weighted average remaining contractual life of 3.1 years. All of the $15 to $20 options are currently exercisable with a weighted average exercise price of $16.19.

Share Appreciation Rights Plan

The Company has a share appreciation rights (“SARs”) plan which authorizes the granting of up to 200,000 SARs to employees of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs exercise price and the fair market value of the Company’s common stock covered by the SARs on the exercise date. At December 31, 2003, 75,000 SARs were outstanding with an exercise price of $7.00 per share and 12,750 SARs were outstanding with an exercise price of $5.00 per share. All SARs are fully vested at December 31, 2003. No related liability or expense has been recorded as the exercise price of the outstanding SARS exceeds the market value of the underlying stock.

13. Sales and Conversion of Preferred Stock

On December 13, 1999, the Board of Directors approved the sale of not less than 600,000 shares and not more than 1,000,000 shares of Series C Cumulative Convertible Preferred Stock (“Preferred Stock”) through a private placement exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended (the “Securities Act”) at $25.00 per share. The sale of Preferred Stock was approved by the Company’s shareholders on May 16, 2000, and 600,000 shares were issued to Wiser Investment Company, LLC (“WIC”) and another investor on May 26, 2000 for $15 million. On June 1, 2001, the Company sold an additional 396,000 shares of Preferred Stock to Wiser Investors, L.P., a Delaware limited partnership (“Investors”), for $9.9 million and 4,000 shares of Preferred Stock to A. Wayne Ritter for $100,000. WIC is the general partner of Investors. The Preferred Stock paid quarterly dividends in cash or in shares of the Company’s common stock, at the option of the Company, at an annual rate of 7%. From the date the Preferred Stock was issued until May 26, 2003, the mandatory conversion date of the Preferred Stock, the holders of Preferred Stock were issued 541,726 shares of unregistered common stock as dividends. The holders of the Preferred Stock had the

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

same voting rights as the holders of the Company’s common stock with each share of the Preferred Stock having one vote for each share of common stock into which it is convertible. The Company received $23.7 million in net proceeds from the sale of Preferred Stock in May 2000 and June 2001.

On May 26, 2003, the Series C Convertible Preferred Stock converted into 5,882,353 shares of common stock based on a conversion price of $4.25 per share. Accordingly, there will be no preferred stock dividends payable on the Preferred Stock after May 26, 2003 and the preferred stock discount was fully amortized on May 26, 2003. In the stockholders’ equity section of the consolidated balance sheet, the conversion transaction resulted in a decrease of $10.0 million in preferred stock par value, an increase of $59,000 in common stock par value and an increase of $9.9 million to paid-in capital. The common stock issued upon the conversion of the Preferred Stock and as dividends on the Preferred Stock has not been registered under the Securities Act and may not be offered or sold except pursuant to a registration statement under the Securities Act or an exemption thereto and is subject to certain restrictions on transfer described in the legends on the certificates. At any time, the holders of the 6.4 million shares of unregistered common stock can demand that the Company register all of the shares with the Securities and Exchange Commission (“SEC”) at the Company’s expense, however, no such demand has been made.

In addition, WIC acquired warrants to purchase 741,716 shares of the Company’s common stock at $4.25 per share. The purchase price of the warrants is $0.02 per warrant. The warrants became exercisable on until May 26, 2002 and will expire on May 26, 2007. The warrants were recorded based on their relative fair value to the Preferred Stock at the time of issuance.

In connection with the issuance of $10 million of Preferred Stock in June 2001, a Preferred Stock discount was recorded because the market price of the Company’s common stock exceeded the $4.25 conversion price on the date the preferred stock was issued. This discount was amortized as a reduction of net income available to common stock until the Preferred Stock redemption date of May 26, 2003.

In connection with the sale of the Preferred Stock, the Board of Directors was changed to include four independent directors and three new directors designated by WIC.

In May 2000, the Company also adopted an amended and restated certificate of incorporation which increased the number of authorized shares of common stock from 20,000,000 to 30,000,000, and the number of authorized shares of preferred stock from 300,000 shares to 1,000,000 shares. The par value of the common stock was also decreased from $3.00 per share to $.01 per share.

14. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic EPS is computed by dividing net income available to common by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents consisting of stock options, warrants and convertible securities. Net income per share computations to reconcile basic and diluted net income for the years ended December 31, 2003, 2002 and 2001, respectively, consist of the following (in thousands, except per share data):

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

	2003	2002	2001
Net income (loss) available to common stock	(23,637)	(52,213)	6,178
Plus: Income impact of assumed conversions:
Dividends and amortization on preferred stock	3,230	6,816	3,870

Net income (loss) available to common plus assumed conversions	$(20,407)	$(45,397)	$10,048

Basic weighted average shares	13,078	9,333	9,161
Effect of dilutive securities:
Convertible preferred stock	2,392	5,882	4,903
Warrants	124	—	206
Stock options	5	2	53

Diluted weighted average shares	15,599	15,217	14,323

	2003	2002	2001
Earnings (Loss) Per Share:
Basic:
Net Income (Loss) Before Cumulative Effect of Accounting Change	$(2.21)	$(5.59)	$0.67
Cumulative Effect of Accounting Change, net of tax	.40	—	—

Net Income (Loss)	$(1.81)	$(5.59)	$0.67

Diluted:
Net Income (Loss) Before Cumulative Effect of Accounting Change	$(2.21)	$(5.59)	$0.67
Cumulative Effect of Accounting Change, net of tax	.40	—	—

Net Income (Loss)	$(1.81)	$(5.59)	$0.67

Weighted average shares outstanding (000’s)
Basic	13,078	9,333	9,161

Diluted	15,599	15,217	14,323

For the years ended December 31, 2003 and 2002, the effects of convertible preferred stock, warrants and stock options were antidilutive. For the year ended December 31, 2001, the effect of the convertible preferred stock was antidilutive.

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

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

Following is summarized financial information of the Subsidiary Guarantors. The Company has not presented separate financial statements and other disclosures concerning each Subsidiary Guarantor because management has determined that they are not material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Income Statement for the Year Ended December 31, 2003
Revenues:
Oil and gas sales	$61,157	$46,189	$—	$107,346
Other	(55)	3,128	—	3,073

Total revenues	61,102	49,317	—	110,419

Costs and Expenses:
Operating costs and production taxes	18,127	12,428	—	30,555
Loss on derivatives	7,374	5,169	—	12,543
Depletion, depreciation and amortization	16,700	21,354	—	38,054
Property impairments	2,443	22,307	—	24,750
Exploration	5,306	8,143	—	13,449
General and administrative	7,403	3,032	—	10,435
Interest expense	13,473	1,044	—	14,517

Total expenses	70,826	73,477	—	144,303

Loss Before Income Taxes	(9,724)	(24,160)	—	(33,884)
Income Tax Benefit	—	(8,239)	—	(8,239)

Loss Before Cumulative Effect of Accounting Change	(9,724)	(15,921)	—	(25,645)
Cumulative Effect of Accounting Change, net of tax	2,757	2,481	—	5,238

Net Loss	$(6,967)	$(13,440)	$—	$(20,407)

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Income Statement for the Year Ended December 31, 2002
Revenues:
Oil and gas sales	$40,689	$36,086	$—	$76,775
Other	342	2,370	—	2,712

Total revenues	41,031	38,456	—	79,487

Costs and Expenses:
Operating costs and production taxes	18,696	11,327	—	30,023
Loss on derivatives	7,551	6,593	—	14,144
Depletion, depreciation and amortization	11,613	18,644	—	30,257
Property impairments	9,500	415	—	9,915
Exploration	7,668	13,649	—	21,317
General and administrative	7,162	2,396	—	9,558
Interest expense	13,174	1,154	—	14,328

Total expenses	75,364	54,178	—	129,542

Loss Before Income Taxes	(34,333)	(15,722)	—	(50,055)
Income tax benefit	—	(4,658)	—	(4,658)

Net Loss	$(34,333)	$(11,064)	$—	$(45,397)

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Income Statement for the Year Ended December 31, 2001
Revenues:
Oil and gas sales	$48,552	$31,792	$—	$80,344
Other	1,521	9,705	—	11,226

Total revenues	50,073	41,497	—	91,570

Costs and Expenses:
Operating costs and production taxes	21,668	6,736	—	28,404
Loss on derivatives	2,094	—	—	2,094
Depletion, depreciation and amortization	9,297	10,091	—	19,388
Property impairments	1,028	1,462	—	2,490
Exploration	5,313	2,229	—	7,542
General and administrative	5,744	2,338	—	8,082
Interest expense	12,728	636	—	13,364

Total expenses	57,872	23,492	—	81,364

Income (Loss) Before Income Taxes	(7,799)	18,005	—	10,206
Income Tax Expense	—	158	—	158

Net Income (Loss)	$(7,799)	$17,847	$—	$10,048

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Statement of Cash Flows for The Year Ended December 31, 2003
Cash Flows From Operating Activities:
Net income (loss)	$(6,967)	$(13,440)	$—	$(20,407)
Add back reconciling items	17,888	32,883	—	50,771
Other changes	(906)	5,445	—	4,539

Operating Cash Flows	10,015	24,888	—	34,903

Cash Flows from Investing Activities:
Capital Expenditures	(16,877)	(22,098)	—	(38,975)
Proceeds from property sales	—	3,959	—	3,959

Investing Cash Flows	(16,877)	(18,139)	—	(35,016)

Cash Flows from Financing Activities:
Inter-company transfers	1,383	(1,383)	—	—
Borrowings (repayments) of long-term debt	4,500	(6,064)	—	(1,564)
Other	(760)	—	—	(760)

Financing Cash Flows	5,123	(7,447)	—	(2,324)

Effect of exchange rate changes on Cash and cash equivalents	—	289	—	289

Net Decrease in Cash and Cash Equivalents	(1,739)	(409)	—	(2,148)
Cash and Cash Equivalents, beginning of year	3,136	454	—	3,590

Cash and Cash Equivalents, end of year	$1,397	$45	$—	$1,442

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Statement of Cash Flows for The Year Ended December 31, 2002
Cash Flows From Operating Activities:
Net income (loss)	$(34,332)	$(11,065)	$—	$(45,397)
Add back reconciling items	28,770	22,974	—	51,744
Other changes	23	6,843	—	6,866

Operating Cash Flows	(5,539)	18,752	—	13,213

Cash Flows from Investing Activities:
Capital Expenditures	(18,476)	(20,063)	—	(38,539)
Proceeds from property sales	—	8,342	—	8,342

Investing Cash Flows	(18,476)	(11,721)	—	(30,197)

Cash Flows from Financing Activities:
Inter-company transfers	4,210	(4,210)	—	—
Borrowings (repayments) of long-term debt	12,500	(3,765)	—	8,735
Other	(879)	—	—	(879)

Financing Cash Flows	15,831	(7,975)	—	7,856

Effect of exchange rate changes on Cash and cash equivalents	—	59	—	59

Net Decrease in Cash and Cash Equivalents	(8,184)	(885)	—	(9,069)
Cash and Cash Equivalents, beginning of year	11,320	1,339	—	12,659

Cash and Cash Equivalents, end of year	$3,136	$454	$—	$3,590

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Statement of Cash Flows for The Year Ended December 31, 2001
Cash Flows From Operating Activities:
Net income (loss)	$(7,799)	$17,847	$—	$10,048
Add back reconciling items	11,040	3,100	—	14,140
Other changes	5,492	(4,727)	—	765

Operating Cash Flows	8,733	16,220	—	24,953

Cash Flows from Investing Activities:
Capital Expenditures	(17,532)	(57,614)	—	(75,146)
Proceeds from property sales	—	219	—	219

Investing Cash Flows	(17,532)	(57,395)	—	(74,927)

Cash Flows from Financing Activities:
Inter-company transfers	(18,475)	18,475	—	—
Borrowings (repayments) of long-term debt	(500)	19,536		19,036
Preferred stock issued, net of costs	10,000	—		10,000
Other	(424)	—	—	(424)

Financing Cash Flows	(9,399)	38,011	—	28,612

Effect of exchange rate changes on Cash and cash equivalents	—	(123)	—	(123)

Net Decrease in Cash and Cash Equivalents	(18,198)	(3,287)	—	(21,485)
Cash and Cash Equivalents, beginning of year	29,518	4,626	—	34,144

Cash and Cash Equivalents, end of year	$11,320	$1,339	$—	$12,659

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Balance Sheet December 31, 2003
Assets:
Current assets	$8,610	$7,794	$—	$16,404
Net property and equipment	118,205	87,956	—	206,161
Other assets	82,194	—	(80,163)	2,031

Total Assets	$209,009	$95,750	$(80,163)	$224,596

Liabilities and Stockholders’ Equity:
Current liabilities	$12,464	$17,566	$—	$30,030
Pension liability	2,566	—	—	2,566
Asset retirement obligation	2,629	4,379	—	7,008
Long-term debt	141,953	12,243	—	154,196
Stockholders’ equity	49,397	61,562	(80,163)	30,796

Total Liabilities and Stockholders’ Equity	$209,009	$95,750	$(80,163)	$224,596

THE WISER OIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003, 2002 and 2001

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Condensed Balance Sheet December 31, 2002
Assets:
Current assets	$9,040	$7,450	$—	$16,490
Net property and equipment	116,039	87,174	—	203,213
Other assets	64,628	—	(62,124)	2,504

Total Assets	$189,707	$94,624	$(62,124)	$222,207

Liabilities and Stockholders’ Equity:
Current liabilities	$12,867	$10,631	$—	$23,498
Pension liability	3,299	—	—	3,299
Long-term debt	137,248	15,268	—	152,516
Deferred income taxes	—	6,603	—	6,603
Stockholders’ equity	36,293	62,122	(62,124)	36,291

Total Liabilities and Stockholders’ Equity	$189,707	$94,624	$(62,124)	$222,207

THE WISER OIL COMPANY

Supplemental Financial Information

For the years ended December 31, 2003, 2002 and 2001 (Unaudited)

The following pages include unaudited supplemental financial information as currently required by the SEC and the Financial Accounting Standards Board.

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

	Oil (MBbls)			Gas (MMcf)
	U.S.	Canada	Total	U.S.	Canada	Total
Balance December 31, 2000	20,357	4,134	24,491	52,695	23,413	76,108
Revisions of previous estimates	(5,830)	579	(5,251)	(3,324)	(657)	(3,981)
Properties sold and abandoned	—	(485)	(485)	—	(7,739)	(7,739)
Reserved purchased in place	—	1,166	1,166	—	34,822	34,822
Extensions and discoveries	346	560	906	7,514	1,248	8,762
Production	(992)	(751)	(1,743)	(5,627)	(4,372)	(9,999)

Balance December 31, 2001	13,881	5,203	19,084	51,258	46,715	97,973
Revisions of previous estimates	(1,721)	676	(1,045)	13,167	2,839	16,006
Properties sold and abandoned	(284)	(999)	(1,283)	(241)	(1,423)	(1,664)
Reserves purchased in place	1,321	326	1,647	245	17	262
Extensions and discoveries	79	125	204	6,209	2,684	8,893
Production	(881)	(1,011)	(1,892)	(6,491)	(5,959)	(12,450)

Balance December 31, 2002	12,395	4,320	16,715	64,147	44,873	109,020
Revisions of previous estimates	(522)	306	(216)	(3,181)	(10,683)	(13,864)
Properties sold and abandoned	(8)	(35)	(43)	(67)	(1,040)	(1,107)
Extensions and discoveries	506	435	941	11,631	4,531	16,162
Production	(826)	(931)	(1,757)	(7,934)	(4,886)	(12,820)

Balance December 31, 2003	11,545	4,095	15,640	64,596	32,795	97,391

Proved Developed Reserves at December 31, (1):
2000	19,462	4,134	23,596	49,363	23,036	72,399
2001	12,849	4,390	17,239	44,656	24,923	69,579
2002	10,588	3,678	14,266	57,747	27,905	85,652
2003	9,439	3,740	13,179	59,085	24,496	83,581

(1)	Reserve volumes as assigned by third party engineers have been increased to reflect the effect of the Alberta Royalty Tax Credit refund. Total proved and proved developed reserves were increased by 118 MBbl and 1,060 MMcf for 2001, 77 MBbl and 799 MMcf for 2002 and 71 MBbl and 571 MMcf for 2003.

Standardized Measure of Discounted Future

Net Cash Flows of Proved Oil and Gas Reserves (Unaudited)

The Company has estimated the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves in accordance with the standards established by the Financial Accounting Standards Board through its Statement No. 69. The estimates of future cash inflows are based on year-end prices. The weighted-average year-end sales price used to estimate future cash inflows were: 2003 - $28.99 for oil and $5.40 for gas; 2002 - $29.12/Bbl for oil and $4.04/Mcf for gas, and 2001 - $17.24/Bbl for oil and $2.26/Mcf for gas.

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

THE WISER OIL COMPANY

Supplemental Financial Information

For the years ended December 31, 2002, 2001 and 2000 (Unaudited)

The following are the Company’s estimated standardized measure of discounted future net cash flows from proved reserves (000’s):

	U.S.	Canada	Total
December 31, 2003
Future cash inflows	$721,422	$258,952	$980,374
Future production and development costs	(284,680)	(89,438)	(374,118)
Future income tax expense	(113,955)	(32,272)	(146,227)

Future net cash flows	322,787	137,242	460,029
10% annual discount for estimated timing of cash flows	(143,832)	(45,904)	(189,736)

Standardized measure of discounted net cash flows	$178,955	$91,338	$270,293

December 31, 2002
Future cash inflows	$640,461	$286,230	$926,691
Future production and development costs	(248,369)	(92,984)	(341,353)
Future income tax expense	(95,266)	(37,621)	(132,887)

Future net cash flows	296,826	155,625	452,451
10% annual discount for estimated timing of cash flows	(141,283)	(56,611)	(197,894)

Standardized measure of discounted net cash flows	$155,543	$99,014	$254,557

December 31, 2001:
Future cash inflows	$366,650	$207,265	$573,915
Future production and development costs	(216,998)	(68,635)	(285,633)
Future income tax expense	(19,930)	(19,393)	(39,323)

Future net cash flows	129,722	119,237	248,959
10% Annual discount for estimated timing of cash flows	(63,395)	(46,203)	(109,598)

Standardized measure of discounted net cash flows	$66,327	$73,034	$139,361

THE WISER OIL COMPANY

Supplemental Financial Information

For the years ended December 31, 2002, 2001 and 2000 (Unaudited)

The following are the sources of changes in the standardized measure of discounted net cash flows (000’s):

	2003	2002	2001
Standardized measure, beginning of year	$254,557	$139,361	$360,876
Sales, net of production costs	(76,791)	(45,950)	(47,425)
Net change in price and production costs	28,125	146,336	(295,427)
Reserves purchased in place	—	8,218	48,155
Extensions, discoveries and improved recoveries	51,803	24,361	10,309
Development costs incurred during the year	15,784	12,215	5,188
Change in future development and abandonment costs	(912)	(9,718)	1,464
Revisions of previous quantity estimates and disposals	(22,390)	13,831	(20,313)
Sales of reserves in place	(2,035)	(4,674)	(40,768)
Accretion of discount	32,312	16,088	47,974
Changes in timing and other	566	1,546	(28,015)
Net change in income taxes	(10,726)	(47,057)	97,343

Standardized measure, end of year	$270,293	$254,557	$139,361

17. Unaudited Quarterly Financial Data

The supplementary financial data in the table below for each quarterly period within the years ended December 31, 2003 and 2002 are derived from the unaudited consolidated financial statements of the Company.

	Revenues	Net Income (Loss)	Earnings (Loss) Per Share
	(000’s)	(000’s)
2003:
First Quarter	$31,198	$4,129	$0.23
Second Quarter	$27,534	$(892)	$(0.19)
Third Quarter	$25,426	$3,174	$0.20
Fourth Quarter	$26,261	$(26,818)	$(1.73)
2002:
First Quarter	$14,748	$(12,558)	$(1.53)
Second Quarter	$19,606	$(4,994)	$(0.72)
Third Quarter	$21,331	$(16,562)	$(1.95)
Fourth Quarter	$23,802	$(11,283)	$(1.39)