Form 10-Q
period 2004-03-31
WISER OIL CO
filed 2004-05-14
CIK 107874

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2004	Commission file number 0-5426

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at March 31, 2004
$.01 par value	15,470,007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(000’s)
Assets
Current Assets
Cash and cash equivalents	$5,123	$1,442
Accounts receivable	15,721	13,551
Inventories	567	270
Prepaid expenses	1,613	1,141

Total current assets	23,024	16,404

Property and Equipment, at cost:
Oil and gas properties (successful efforts method)	432,884	422,084
Other properties	4,320	4,299

	437,204	426,383
Accumulated depreciation, depletion and amortization	(227,031)	(220,222)

Net property and equipment	210,173	206,161
Other Assets	1,870	2,031

	$235,067	$224,596

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,380	$18,999
Fair value of derivatives	8,404	4,447
Accrued liabilities	12,431	6,584

Total current liabilities	39,215	30,030

Pension Liability	2,563	2,566
Long-term Debt	160,355	154,196
Asset Retirement Obligation	7,182	7,008
Stockholders’ Equity:
Common stock - $.01 par value; shares authorized – 30,000,000; shares issued – 15,646,211 at March 31, 2004 and December 31, 2003; shares outstanding – 15,470,007 at March 31, 2004 and December 31, 2003	156	156
Paid-in capital	66,677	66,677
Retained earnings	(42,272)	(37,951)
Accumulated other comprehensive income	3,519	4,242
Treasury stock – 176,204 shares at cost at March 31, 2004 and December 31, 2003	(2,328)	(2,328)

Total stockholders’ equity	25,752	30,796

	$235,067	$224,596

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenues:
Oil and gas sales	$28,398	$30,630

Interest income	35	13
Other	—	555

	28,433	31,198

Costs and Expenses:
Operating costs	9,222	7,196
Production taxes	906	1,132
Loss on derivatives	5,719	7,308
Depreciation, depletion and amortization	8,797	7,643
Exploration	1,730	3,626
General and administrative	2,805	2,292
Interest expense	3,575	3,551

	32,754	32,748

Income (Loss) Before Income Taxes	(4,321)	(1,550)
Income Tax Expense (Benefit)	—	(441)

Net Income (Loss) Before Cumulative Effect of Accounting Change	(4,321)	(1,109)

Cumulative Effect of Accounting Change, net of tax	—	5,238

Net Income (Loss) Before Preferred Dividends and Amortization	(4,321)	4,129
Preferred dividends	—	(432)
Amortization of preferred stock discount	—	(1,481)

Net Income (Loss) Available to Common Stock	$(4,321)	$2,216

Earnings (Loss) Per Share:
Basic:
Net Income (Loss) Before Cumulative Effect of Accounting Change	$(0.28)	$(0.32)
Cumulative Effect of Accounting Change, net of tax	—	0.55

Net Income (Loss)	$(0.28)	$0.23

Diluted:
Net Income (Loss) Before Cumulative Effect of Accounting Change	$(0.28)	$(0.32)
Cumulative Effect of Accounting Change, net of tax	—	0.55

Net Income (Loss)	$(0.28)	$0.23

Weighted average shares outstanding (000’s):
Basic	15,470	9,474

Diluted	15,962	15,356

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Net income(loss)	$(4,321)	$4,129
Other comprehensive income (loss):
Foreign currency translation adjustment	(723)	5,110

Comprehensive income (loss)	$(5,044)	$9,239

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

	Shares	Amount
	(000’s)
Common stock, $0.01 par value:
Balance at beginning and end of period	15,646	156

Paid-in capital
Balance at beginning and end of period		66,677

Retained Earnings:
Balance at beginning of period		(37,951)
Net Income (loss)		(4,321)

Balance at end of period		(42,272)

Accumulated other comprehensive income:
Balance at beginning of period		4,242
Foreign currency translation adjustment		(723)

Balance at end of period		3,519

Treasury Stock:
Balance at beginning and end of period	(176)	(2,328)

Total Stockholders’ Equity	15,470	$25,752

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$(4,321)	$4,129
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	8,797	7,643
Cumulative effect of an accounting change, net of tax	—	(5,238)
Deferred income taxes	—	(441)
Gains on sales of property	—	(491)
Property impairments and abandonments	928	1,131
Non-cash loss on derivative value	3,957	668
Amortization of other assets	170	178
Other changes
Accounts receivable	(2,235)	(7,554)
Inventories	(318)	35
Prepaid expenses	(483)	(910)
Accounts payable	(574)	8,939
Accrued liabilities	5,845	2,593
Asset retirement obligation	(85)	—

Operating Cash Flows	11,681	10,682

Cash Flows from Investing Activities:
Capital expenditures	(14,440)	(14,634)
Proceeds from sales of property and equipment	—	881

Investing Cash Flows	(14,440)	(13,753)

Cash Flows from Investing Activities:
Net borrowing (repayments) of long-term debt	6,313	3,998
Preferred dividends	—	(221)

Financing Cash Flows	6,313	3,777

Effect of exchange rate changes on Cash and cash equivalents	127	188

Net Increase in Cash and Cash Equivalents	3,681	894
Cash and Cash Equivalents beginning of period	1,442	3,590

Cash and Cash Equivalents, end of period	$5,123	$4,484

The notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of these financial statements.

Notes to Financial Statements

Note 1. Basis of Presentation

Presentation

In the opinion of management, the unaudited consolidated financial statements of The Wiser Oil Company (the “Company”) as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

The Company accounts for stock-based compensation granted under it’s long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net (loss) income of the three month periods ended March 31, 2004 and 2003, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net income (loss) available to common stock – as reported	$(4,321)	$2,216
Pro forma stock-based employee compensation expenses net of income taxes	(52)	(20)

Net income (loss) available to common stock – pro forma	$(4,373)	$2,196

Basic earnings (loss) per share – as reported	$(0.28)	$0.23
Basic earnings (loss) per share – pro forma	$(0.28)	$0.23
Diluted earnings (loss) per share – as reported	$(0.28)	$0.23
Diluted earnings (loss) per share – pro forma	$(0.28)	$0.23

Asset Retirement Obligation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Periodic accretion of discount of the estimated liability is recorded in the income statement. Prior to adoption of SFAS No. 143, the Company had accrued for any estimated asset retirement obligation, net of estimated salvage value, as part of our calculation of depletion, depreciation and amortization. This method

Notes to Financial Statements (continued)

resulted in recognition of the obligation over the life of the property on a unit-of-production basis, with the estimated obligation netted in property cost as part of the accumulated depreciation, depletion and amortization balance. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to the liability.

At January 1, 2003, the Company recorded a long-term liability for asset retirement obligation of $5.0 million, an increase in property cost of $3.7 million, a reduction of accumulated depreciation, depletion and amortization of $6.8 million and cumulative effect of accounting change gain, net of tax, of $5.2 million.

The following table summarizes the changes in the Company’s asset retirement obligation(in thousands):

	March 31, 2004	March 31, 2003
Beginning asset retirement obligations	$7,008	$4,974
New wells placed on production and changes in estimates	169	—
Acquisition liabilities assumed	—	—
Liabilities settled	(85)	—
Exchange rate effect	(49)	230
Accretion expense	139	106

Ending asset retirement obligations	$7,182	$5,310

Accretion of discount expense is included in depreciation, depletion and amortization expense in the accompanying consolidated financial statements

Note 2. Derivative Instruments and Hedging Activities

In 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. None of the Company’s derivative instruments at March 31, 2004 or March 31, 2003 were designated as hedges under the terms of SFAS No. 133. We recognized derivative losses of $5.7 million for the three months ended March 31, 2004 and derivative losses of $7.3 million for the three months ended March 31, 2003. At March 31, 2004, the fair value of derivatives was a liability of $8.4 million.

As of May 11, 2004 the Company’s derivative instruments were as follows:

Crude Oil:	Daily Volume	Price per Bbl
May 1, 2004 to June 30, 2004	1,000 Bbls	$27.50
May 1, 2004 to June 30, 2004 (1)	1,000 Bbls	$30.00 Call
May 1, 2004 to June 30, 2004	1,000 Bbls	$28.56
July 1, 2004 to September 30, 2004 (1)	1,000 Bbls	$31.25 Call
July 1, 2004 to September 30, 2004	1,000 Bbls	$28.25
July 1, 2004 to September 30, 2004	1,000 Bbls	$28.20
October 1, 2004 to December 31, 2004	1,000 Bbls	$29.60
October 1, 2004 to December 31, 2004 (1)	1,000 Bbls	$33.00 Call
January 1, 2005 to March 31, 2005(2)	1,000 Bbls	$35.30 ceiling, $32.00 floor

Notes to Financial Statements (continued)

Natural Gas:	Daily Volume	Price per MMBTU
May 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$ 5.45 ceiling, $4.50 floor
May 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$ 5.50 ceiling, $4.30 floor
May 1, 2004 to September 30, 2004 (2)	5,000 MMBTU	$ 5.50 ceiling, $4.25 floor
May 1, 2004 to December 31, 2004	5,000 MMBTU	$ 4.70
May 1, 2004 to December 31, 2004	5,000 MMBTU	$ 5.00
October 1, 2004 to December 31, 2004 (2)	5,000 MMBTU	$ 7.40 ceiling, $5.50 floor
January 1, 2005 to March 31, 2005(2)	5,000 MMBTU	$ 8.00 ceiling, $5.50 floor

(1)	These are “call” derivative instruments the Company sold and the Company will pay the difference between the actual market price and the call price only if the actual market price is above the call price. If the actual market price is equal to or below the call price, the Company does not pay or receive any settlement amount.
(2)	These are “collar” derivative instruments whereby the Company contracts to receive the actual market price if the actual market price is between the floor price and the ceiling price. If the actual market price is below or above the floor or ceiling prices, the Company will receive the floor price or ceiling price, as applicable.

The Company is exposed to credit losses in the event of nonperformance by the counterparties of its financial instruments. Management has entered into contracts with numerous counterparties to reduce the Company’s exposure to credit losses and anticipates that such counterparties will be able to fully satisfy their obligations under the contracts. As of March 31, 2004, the Company had posted $1.0 million in letters of credit as collateral with counterparties for the fair value of contracts outstanding.

Note 3. Employee Pension Plan

The Company has a noncontributory defined benefit Pension Plan that was “frozen” in December 1998. Prior to December 11, 1998, retirement benefits were earned based on the employee’s earnings, length of service and age at retirement. After December 11, 1998, additional retirement benefits based on length of service and earnings were discontinued for all employees. Contributions required to fund plan benefits are determined according to the Projected Unit Credit Method.

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

The net pension expense (included in general and administrative expense) and weighted average principal assumptions utilized in computing net pension expense were as follows (amounts in 000’s):

	For the three months ended March 31,
	2004	2003
Service cost	$28	$28
Interest cost	169	169
Expected return on plan assets	(44)	(124)
Recognized loss (gain)	—	77

Net periodic pension cost (credit)	$153	$150

Discount rate	6.75%	6.75%
Rate of return on plan assets	8.50%	8.50%
Rate of increase in compensation levels	0.00%	0.00%

Notes to Financial Statements (continued)

Note 4. Long-term Debt

On May 21, 1997, the Company sold $125 million in principal amount of 9 1/2% Senior Subordinated Notes (“2007 Notes”) due May 15, 2007, providing net proceeds to the Company of $120.9 million. The original issue price was 99.718%. The Company used the net proceeds from the sale of the 2007 Notes to repay all outstanding bank indebtedness and for general corporate purpose. The 2007 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2002 at a redemption price of 104.75%, plus accrued interest to the date of redemption, and declining at the rate of 1.583% per year to May 15, 2005 and 100% thereafter.

On May 21, 2001 the Company entered into an $80 million revolving credit facility with Union Bank of California, N.A as U.S. administrative agent, and National Bank of Canada, a Canadian administrative agent, among other lenders, which matures on May 21, 2005. The aggregate borrowing base under the revolving credit facility is $65 million and is allocated $45 million for general corporate purposes (Tranche A) and $20 million exclusively for acquisition of proved oil and gas properties (Tranche B). The $65 million aggregate borrowing base is allocated $20 million for Canadian borrowings and $45 million for U.S. borrowings. The aggregate borrowing base is re-determined by the banks semi-annually. At March 31, 2004, the Company had CDN $18.9 million (U.S. $14.4 million) of Canadian borrowings outstanding, $21.0 million of U.S. borrowings outstanding, and $1.0 million in letters of credit outstanding, leaving approximately $8.6 million available under the Tranche A portion of the Revolver. The Tranche B portion is fully available. Prior to May 2005, the maturity date of the revolving credit facility, the Company plans to amend the revolving credit facility to extend the maturity date. If unable to amend the existing revolving credit facility, the Company may enter into a new credit facility. There can be no assurance that the Company will be able to obtain an amendment to the existing credit facility or to enter into a new credit facility.

In addition, the Company is required to maintain a minimum interest coverage ratio of 1.5 and a minimum working capital ratio (including unused borrowing base) of 1.10, as defined. At March 31, 2004, the working capital ratio was 1.06. Under the terms of the revolving credit facility, if the minimum working capital ratio is not maintained the Company has a 30 day remedy period, which expires on June 11, 2004. Management believes it is probable that the working capital ratio will be remedied within the 30 day period.

Note 5. Business Segment Information and Summary of Guaranties of 9 1/2% Senior Subordinated Notes

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

In May 1997, the Company issued $125 million aggregate principal amount of its 2007 Notes pursuant to an offering exempt from registration under the Securities Act of 1933. The notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The notes rank pari passu with any future senior subordinated indebtedness and senior to any future junior subordinated indebtedness of the Company. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by wholly owned subsidiaries of the Company (the “Subsidiary Guarantors”). At the time of the initial issuance of the notes, Wiser Oil Delaware, Inc., The Wiser Marketing Company, Wiser Delaware LLC, T.W.O.C., Inc. and The Wiser Oil Company of Canada were the Subsidiary Guarantors (the “Initial Subsidiary Guarantors”). Except for five wholly owned subsidiaries that are inconsequential to the Company on a consolidated basis, the Initial Subsidiary Guarantors comprise all of the Company’s direct and indirect subsidiaries.

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

The following schedules disclose information about the Company’s geographic segments and guaranties of its 9 1/2% Senior Subordinated Notes.

Condensed Income Statement for the Quarter Ended March 31, 2004

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$14,835	$13,563	$—	$28,398
Other	24	11	—	35

Total revenues	14,859	13,574	—	28,433

Costs and Expenses:
Operating costs and production taxes	4,460	4,762	—	9,222
Production taxes	906	—		906
Loss on derivatives	3,043	2,676	—	5,719
Depletion, depreciation and amortization	3,813	4,984	—	8,797
Exploration	411	1,319	—	1,730
General and administrative	2,146	659	—	2,805
Interest expense	3,388	187	—	3,575

Total expenses	18,167	14,587	—	32,754

Loss Before Income Taxes	(3,308)	(1,013)	—	(4,321)
Income Tax Benefit	—	—	—	—

Net Loss	$(3,308)	$(1,013)	$—	$(4,321)

Condensed Income Statement for the Quarter Ended March 31, 2003

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Revenues:
Oil and gas sales	$17,374	$13,256	$—	$30,630
Other	51	517	—	568

Total revenues	17,425	13,773	—	31,198

Costs and Expenses:
Operating costs and production taxes	3,939	3,257	—	7,196
Production taxes	1,132			1,132
Loss on derivatives	4,607	2,701	—	7,308
Depletion, depreciation and amortization	2,728	4,915	—	7,643
Exploration	1,270	2,356	—	3,626
General and administrative	1,675	617	—	2,292
Interest expense	3,326	225	—	3,551

Total expenses	18,677	14,071	—	32,748

Loss Before Income Taxes	(1,252)	(298)	—	(1,550)
Income Tax Benefit	—	(441)	—	(441)

Loss Before Cumulative Effect of Accounting Change	(1,252)	143	—	(1,109)
Cumulative Effect of Accounting Change, net of tax	2,757	2,481	—	5,238

Net Loss	$1,505	$2,624	$—	$4,129

Notes to Financial Statements (continued)

Condensed Statement of Cash Flows for The Quarter Ended March 31, 2004

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Cash Flows From Operating Activities:
Net income (loss)	$(3,308)	$(1,013)	$—	$(4,321)
Add back reconciling items	6,401	7,451	—	13,852
Other changes	1,532	618	—	2,150

Operating Cash Flows	4,625	7,056	—	11,681

Cash Flows from Investing Activities:
Capital Expenditures	(5,329)	(9,111)	—	(14,440)
Proceeds from property sales	—	—	—	—

Investing Cash Flows	(5,329)	(9,111)	—	(14,440)

Cash Flows from Financing Activities:
Borrowings (repayments) of long-term debt	4,000	2,313	—	6,313
Other	—	—	—	—

Financing Cash Flows	4,000	2,313	—	6,313

Effect of exchange rate changes on
Cash and cash equivalents	—	127	—	127

Net Increase in Cash and Cash Equivalents	3,296	385	—	3,681
Cash and Cash Equivalents, beginning of year	1,397	45	—	1,442

Cash and Cash Equivalents, end of year	$4,693	$430	$—	$5,123

Condensed Statement of Cash Flows for The Quarter Ended March 31, 2003

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Cash Flows From Operating Activities:
Net income (loss)	$(1,252)	$143	$—	$(1,109)
Add back reconciling items	3,206	4,814	—	8,020
Other changes	2,288	1,483	—	3,771

Operating Cash Flows	4,242	6,440	—	10,682

Cash Flows from Investing Activities:
Capital Expenditures	(5,114)	(9,520)	—	(14,634)
Proceeds from property sales	—	881	—	881

Investing Cash Flows	(5,114)	(8,639)	—	(13,753)

Cash Flows from Financing Activities:
Borrowings (repayments) of long-term debt	2,000	1,998	—	3,998
Other	(221)	—	—	(221)

Financing Cash Flows	1,779	1,998	—	3,777

Effect of exchange rate changes on
Cash and cash equivalents	—	188	—	188

Net Decrease in Cash and Cash Equivalents	907	(13)	—	894
Cash and Cash Equivalents, beginning of year	2,222	1,368	—	3,590

Cash and Cash Equivalents, end of year	$3,129	$1,355	$—	$4,484

Notes to Financial Statements (continued)

Condensed Balance Sheet March 31, 2004

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Assets:
Current assets	$13,497	$9,527	$—	$23,024
Net property and equipment	119,524	90,649	—	210,173
Other assets	82,021	—	(80,151)	1,870

Total Assets	$215,042	$100,176	$(80,151)	$235,067

Liabilities and Stockholders’ Equity:
Current liabilities	$17,705	$21,510	$—	$39,215
Pension liability	2,563	—	—	2,563
Asset retirement obligation	2,722	4,460	—	7,182
Long-term debt	145,962	14,393	—	160,355
Stockholders’ equity	46,090	59,813	(80,151)	25,752

Total Liabilities and Stockholders’ Equity	$215,042	$100,176	$(80,151)	$235,067

Condensed Balance Sheet December 31, 2003

	Wiser Oil (Parent)	Subsidiary Guarantors	Consolidation Adjustments	Total
	(000’s)
Assets:
Current assets	$8,610	$7,794	$—	$16,404
Net property and equipment	118,205	87,956	—	206,161
Other assets	82,194	—	(80,163)	2,031

Total Assets	$209,009	$95,750	$(80,163)	$224,596

Liabilities and Stockholders’ Equity:
Current liabilities	$12,464	$17,566	$—	$30,030
Pension liability	2,566	—	—	2,566
Asset retirement obligation	2,629	4,379	—	7,008
Long-term debt	141,953	12,243	—	154,196
Stockholders’ equity	49,397	61,562	(80,163)	30,796

Total Liabilities and Stockholders’ Equity	$209,009	$95,750	$(80,163)	$224,596

See other notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Notes to Financial Statements (continued)

Note 6. Net Income per Common Share

Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income consist of the following (in thousands, except per share data):

	For the Quarter Ended March 31,
	2004	2003
Net income (loss) available to common stock	$(4,321)	$2,216
Plus: Income impact of assumed conversions:
Dividends and amortization on preferred stock	—	1,913

Net income (loss) available to common plus assumed conversions	$(4,321)	$4,129

Basic weighted average shares	15,470	9,474
Effect of dilutive securities
Convertible preferred stock	—	5,882
Warrants	365	—
Stock options	127	—

Diluted weighted average shares	15,962	15,356

Earnings (Loss) Per Share:
Basic:
Net Income (Loss) Before Cumulative Effect of Accounting Change	$(0.28)	$(0.32)
Cumulative Effect of Accounting Change, net of tax	—	0.55

Net Income (Loss)	$(0.28)	$0.23

Diluted:
Net Income (Loss) Before Cumulative Effect of Accounting Change	$(0.28)	$(0.32)
Cumulative Effect of Accounting Change, net of tax	—	0.55

Net Income (Loss)	$(0.28)	$0.23

Weighted average shares outstanding (000’s)
Basic	15,470	9,474

Diluted	15,962	15,356

The effect of the dilutive securities for the three months ended March 31, 2004 and 2003 was antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Quarters Ended March 31, 2004 and March 31, 2003

Selected Operating Data

	For the Quarter Ended March 31,		Change	% Change
	2004	2003
Production:
Crude oil (Bbl/day)	4,220	4,644	(424)	(9)%
Natural gas (Mcf/day)	36,176	33,544	2,632	8%
Natural gas liquids (Bbl/day)	340	242	98	40%
Mcfe/day	63,538	62,878	660	1%
Average Sales Prices:
Crude oil (per Bbl)	$29.96	$30.51	$(0.55)	(2)%
Natural gas (per Mcf)	4.97	5.74	(0.77)	(13)%
Natural gas liquids (per Bbl)	16.99	25.57	(8.58)	(34)%
Mcfe	4.91	5.41	(0.50)	(9)%
Per Mcfe Data:
Production costs	$1.59	$1.27	$0.32	25%
Production taxes	0.16	0.20	(0.04)	(20)%
Depletion, depletion and amortization	1.52	1.35	0.17	13%
Production Revenues (in thousands):
Crude oil	$11,503	$12,755	$(1,252)	(10)%
Natural gas	16,363	17,319	(956)	(6)%
Natural gas liquids	532	556	(24)	(4)%

Total production revenues	$28,398	$30,630	$(2,232)	(7)%

Revenues

Oil and gas sales decreased $2.2 million or 7% to $28.4 million in the first quarter of 2004 from $30.6 million in the first quarter of 2003, due primarily to and lower crude oil, natural gas and natural gas liquid prices and a decrease in crude oil production, partially offset by an increase in natural gas production.

Oil sales for the first quarter of 2004 were $11.5 million, $1.3 million or 10% lower than the first quarter of 2003. The decrease in oil sales is primarily due to a decrease in crude oil production and a decrease in the average price received during the first quarter of 2004. Net oil production for the first quarter of 2004 was 4,220 barrels per day, down 9% from 4,644 barrels per day in the first quarter of 2003. The decrease in oil production is attributable primarily to production declines at the Wellman Unit, Eugene Island block, Evi field in Canada, and normal production declines on mature properties in the United States and Canada, partially offset by increases in production at the South Marsh Island block.

Gas sales for the first quarter of 2004 were $16.4 million, a decrease of $1.0 million or 6% from the first quarter of 2003, due to lower realized prices, partially offset by increased gas production. The average price received for gas sales during the first quarter of 2004 was $ 4.97 per Mcf, a decrease of $0.77 per Mcf or 13% from the first quarter of 2003. Gas production for 2004 was 36,176 Mcf per day, up 2,632 Mcf per day or 8% from the first quarter of 2003. The increase in gas production for the first quarter of 2004 was attributable primarily to an increase of 1,940 Mcf per day from the Gulf of Mexico properties and an increase of 4,825 Mcf per day at the Wild River field in Canada, partially offset by production declines of 2,070 Mcf per day at the Wolverine field in Canada, 750 Mcf per day at the South Texas field, 685 Mcf per day at the San Juan field and less significant normal production declines on numerous other properties.

NGL sales for the first quarter of 2004 were $532,000, a decrease of $24,000 from the first quarter of 2003, due to a decrease in the price received during the first quarter of 2004, partially offset by an increase in production. The average price received for NGL sales in the first quarter of 2004 was $16.99 per barrel as compared to $25.57 per barrel in the first quarter of 2003. Production for 2004 was 340 barrels per day, an increase of 40% as compared to 242 barrels per day during the first quarter of 2003, due primarily to increases in production at the San Juan field and Wild River field in Canada, partially offset by declining production at the Wellman Unit.

During the first quarter of 2004 and 2003, no hedging gains or losses were amortized into oil and gas sales.

Costs and Expenses

Operating costs for the first quarter of 2004 increased $2.0 million or 28% from the first quarter of 2003 and, on a Mcfe basis, increased to $1.59 per Mcfe or 25% from $1.27 per Mcfe in the first quarter of 2003. The increase in operating costs is primarily due to:

•	increased fuel and work over costs at our Wellman Unit;

•	increased well service costs at the Hayter field in Canada;

•	increased processing costs for sour gas at the Wild River field in Canada; and

•	increased cost of approximately $0.6 million due to a fluctuation in the exchange rate from Canadian currency to U.S currency.

These increases were partially offset by the sale of CO2 at the Wellman Unit during the first quarter of 2004.

Production taxes for the first quarter of 2004 decreased $0.2 million or 20% from the first quarter of 2003 and on an Mcfe basis, decreased to $0.16 per Mcfe from $0.20 per Mcfe in the first quarter of 2003. The decrease in production taxes is due to decreased production revenues during the first quarter of 2004 as compared to the first quarter of 2003.

Loss on derivatives for the first quarter of 2004 was $5.7 million compared to a loss of $7.3 million in the first quarter of 2003. We paid $1.8 million of hedge cash settlements in the first quarter of 2004 and $6.6 million in the first quarter of 2003.

Depreciation, depletion and amortization (“DD&A”) for the first quarter of 2004 increased $1.2 million or 15% from $7.6 million in the first quarter of 2003 to $8.8 million in the first quarter of 2004 due primarily to an increased DD&A rate per Mcfe, which was $1.52 in the first quarter of 2004, compared with $1.35 in the first quarter of 2003. The DD&A rate per Mcfe during 2004 increased due to fluctuations in the exchange rate from Canadian currency to U.S. and to downward revisions in total proved reserves at year-end 2003, with the most significant reduction occurring at the Wolverine field in Canada. The fluctuation in the exchange rate resulted in an additional $0.6 million or $0.11 per Mcfe during the first quarter of 2004 as compared to the first quarter of 2003. In addition, DD&A expense in the Gulf of Mexico contributed to the increases in DD&A during the first quarter of 2004. Production in the Gulf of Mexico represented 14% of total production during the first quarter of 2004 as compared to 10% of total production during the first quarter of 2003. The DD&A rate for the Gulf of Mexico is significantly higher than the average DD&A rate, therefore the increased production from this field increased DD&A expense and our average DD&A rate.

General and Administrative expense for the first quarter of 2004 increased $0.5 million or 22% from the first quarter of 2003, primarily due to increases in employee related costs, consultant fees and corporate communications during the first quarter of 2004.

Exploration expense decreased $1.9 million to $1.7 million in the first quarter of 2004 from $3.6 million in the first quarter of 2003. Abandoned lease expense decreased $0.2 million to $0.9 million in the first quarter of 2004 from $1.1 million in the first quarter of 2003. Dry hole expense decreased $1.3 million to $0.4 million in the first quarter of 2004 from $1.7 million in the first quarter of 2003. Geological and geophysical expense decreased $0.4 million in the first quarter of 2004 to $0.4 million from $0.8 million in the first quarter of 2003.

Net loss available for common stock in the first quarter of 2004 was $4.3 million, basic and diluted loss per share was $0.28 compared to net income available for common stock in the first quarter of 2003 of $2.2 million and basic and diluted net income per share of $0.23.

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

Following is a summary of contractual obligations and commercial commitments at March 31, 2004:

		Payments due by Period (Amounts in 000’s)
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term Debt (1)	$204,026	$18,165	$59,376	$126,485	$—
Operating Leases	1,798	429	859	510	$—

Total	$205,824	$18,594	$60,235	$126,995	$—

(1)	Payment amounts include repayments of outstanding borrowings plus estimated interest payments through maturity. Interest payments on floating-rate debt were estimated using March 31, 2004 foreign currency exchange rates and interest rates applicable to the floating-rate debt. Actual interest payments will fluctuate as foreign currency exchange rates and interest rates fluctuate.

Cash flows

During the first quarter of 2004, cash flow provided by operating activities increased $1.0 million to $11.7 million compared to $10.7 million for the first quarter of 2003. Cash flow from operating revenues, net of lease operating expense and production taxes and general and administrative expenses decreased $5.1 million or 25% from $20.6 million during the first quarter of 2003 to $15.5 million during the first quarter of 2004, primarily due to a 13% decrease in natural gas prices, a 9% decrease in crude oil production, a 25% increase in lease operating expense, a 22% increase in general and administrative expenses and a 20% decrease in production taxes. Settlement of derivatives losses used $1.8 million of cash for operating activities during the first quarter of 2004 as compared to $6.6 million used during the first quarter of 2003 and exploration expense used $0.8 million for the first quarter of 2004 as compared to $ 2.5 million for the first quarter of 2003. Changes in operating assets and liabilities provided $2.2 million of cash for operating activities for the first quarter of 2004, compared to $3.1 million provided for the same period in 2003.

Cash flows used in investing activities in the first quarter of 2004 included capital expenditures of $14.4 million, a slight decrease of 1% from $ 14.6 million in the first quarter of 2003. The major components of capital expenditures for the first quarter of 2004 were:

•	$0.8 million for unproved property acquisitions;

•	$9.9 million for development activities; and

•	$3.7 million for exploration activities.

The major components of capital expenditures for the first quarter of 2003 were:

•	$1.8 million for unproved property acquisition;

•	$9.9 million for development activities; and

•	$2.9 million for exploration activities.

Our capital and exploration budget for 2004 is approximately $48.0 to $50.0 million.

Cash flows from financing activities in the first quarter of 2004 included $6.3 million of borrowings under our credit facility as compared to $4.0 million of borrowings under our credit facility during the first quarter of 2003.

Financial Position

Working capital decreased $2.6 million to a working capital deficit of $16.2 million at March 31, 2004 as compared to a working capital deficit of $13.6 million at December 31, 2003. The decrease in working capital is primarily due to an increase of $5.8 million in accrued liabilities and an increase of $4.0 million in accrued derivative liabilities, partially offset by increases in working capital resulting from:

•	an increase of $3.7 million in cash;

•	an increase of $2.2 million in accounts receivable;

•	an increase of $0.8 million in other current assets; and

•	a decrease of $0.6 million in accounts payable.

We funded our first quarter 2004 capital expenditures of $14.4 million with cash on hand at December 31, 2003, operating cash flows and borrowings under our revolving credit facility.

During the first quarter of 2004, net property and equipment increased $4.0 million to $210.2 million and total assets increased $10.5 million to $235.1 million. Stockholders’ equity decreased $5.0 million during the first quarter of 2004 to $25.8 million at March 31, 2004.

At March 31, 2004, capitalization totaled $186.1 million and consisted of $160.3 million of total debt and $25.8 million of stockholders’ equity.

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

On May 21, 1997, we sold $125 million in principal amount of 9 1/2% Senior Subordinated Notes due May 15, 2007. The notes are redeemable at our option, in whole or in part, at any time on or after May 15, 2002 at a redemption price of 104.75%, plus accrued interest to the date of redemption, and declining at the rate of 1.583% per year to May 15, 2005 and 100% thereafter. We plan to refinance all or a portion of the notes prior to maturity with either long-term or short-term debt, or issue equity securities to repay all or a portion of the notes, or use a combination of the options discussed; however, there can be no assurance that additional equity or debt financing will be available to refinance the notes.

On May 21, 2001 we entered into an $80 million revolving credit facility with Union Bank of California, N.A as U.S. administrative agent, and National Bank of Canada, a Canadian administrative agent, among other lenders, which matures on May 21, 2005. The aggregate borrowing base under the revolving credit facility is $65 million and is allocated $45 million for general corporate purposes (Tranche A) and $20 million exclusively for acquisition of proved oil and gas properties (Tranche B). The $65 million aggregate borrowing base is allocated $20 million for Canadian borrowings and $45 million for U.S. borrowings. The aggregate borrowing base is re-determined by the banks semi-annually. At March 31, 2004, we had CDN $18.9 million (U.S. $14.4 million) of Canadian borrowings outstanding, $21.0 million of U.S. borrowings outstanding, and $1.0 million in letters of credit outstanding, leaving approximately $8.6 million available under the Tranche A portion of the Revolver. The Tranche B portion is fully available. Prior to May 2005, the maturity date of the revolving credit facility, we plan to amend the revolving credit facility to extend the maturity date. If unable to amend the existing revolving credit facility, we may enter into a new credit facility. There can be no assurance that we will be able to obtain an amendment to the existing credit facility or to enter into a new credit facility.

In addition, we are required to maintain a minimum interest coverage ratio of 1.5 and a minimum working capital ratio (including unused borrowing base) of 1.10, as defined. At March 31, 2004, our working capital ratio was 1.06. Under the terms of the revolving credit facility, if the minimum working capital ratio is not maintained we have a 30 day remedy period, which expires on June 11, 2004. Management believes it is probable that the working capital ratio will be remedied within the 30 day period.

We believe that cash flows from operations and borrowings under our credit facility will be sufficient to meet anticipated capital and exploration expenditure requirements (excluding any material property acquisitions) in 2004. If our cash flows from operations and borrowings are not sufficient to satisfy our capital and exploration expenditure requirements, there is no assurance that additional equity or debt financing will be available to meet such requirements.

Critical Accounting Policies

For a discussion of critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in critical accounting policies during the quarter ended March 31, 2004.

Forward-Looking Statements

Except for historical information contained herein, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of The Wiser Oil Company, are subject to a number of risks and uncertainties that may cause our actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, litigation, the costs and results of drilling and operations, our ability to replace reserves or implement our business plans, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data, and environmental risks. These and other risks are described in our 10-K and other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to the changes in commodity prices, foreign currency exchange rates and interest rates. In addition to the information provided below and in the Notes to Financials, see our 2003 Form 10-K, Item 7A “Qualitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by us and our market risk sensitive assets and liabilities.

Commodity Price Risk

We continuously reevaluate our derivative program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. For 2004, we have entered into derivative instruments covering approximately 70% of our projected oil production and approximately 58% of our projected gas production.

In 2001, we adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. None of our derivative instruments at March 31, 2004 or March 31, 2003 were designated as hedges under the terms of SFAS No. 133. We recognized derivative losses of $5.7 million for the three months ended March 31, 2004 and derivative losses of $7.3 million for the three months ended March 31, 2003.

Based on March 31, 2004 NYMEX futures prices, the fair value of our hedging arrangements at March 31, 2004 was a net loss of $8.4 million. A 10% increase in both the oil price and the gas price would increase this loss by $5.7 million to a loss of $14.1 million and a 10% decrease in both the oil price and the gas price would decrease this loss by $7.2 million, resulting in a loss of $1.2 million.

The tables below disclose the trading activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at March 31, 2004 based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at March 31, 2004.

At March 31, 2004, we only have non-exchange contracts that will mature in less than one year.

Gain (Loss)
Fair value of contracts outstanding at the beginning of 2004	$(4,447,000)
Contracts realized or otherwise settled during first quarter of 2004	1,761,000
Other changes in fair values	(5,718,000)

Fair value of contracts outstanding at March 31, 2004	$(8,404,000)

Sources of Fair Value	Maturity in less than 1 year
Prices provided by other external sources	$(8,404,000)

We are exposed to credit losses in the event of nonperformance by the counterparties of our financial instruments. Management has entered into contracts with numerous counterparties to reduce the our exposure to credit losses and anticipates that such counterparties will be able to fully satisfy their obligations under the contracts. As of March 31, 2004, we had posted $1.0 million in letters of credit as collateral with counterparties for the fair value of contracts outstanding.

Foreign Currency Exchange Risk

We receive a substantial portion of our oil and gas revenues in Canadian dollars (48% in the first quarter of 2004 and 43% in the first quarter of 2003) and fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on our financial condition and results of operations. We also borrow a portion of our funds under our revolving credit facility in Canadian dollars. At March 31, 2004, outstanding borrowings in Canada were $18.9 million Canadian dollars, or $14.4 million in U.S. dollars. Fluctuations in the exchange rate of the Canadian dollar also impact Accumulated Other Comprehensive Income in Stockholders’ Equity on the Balance Sheet. At March 31, 2004, Accumulated Other Comprehensive Income included a gain of $7.4 million related to the Canadian dollar exchange rate. An increase in the Canadian dollar exchange rate of .01 would increase this gain by $0.8 million and a decrease in the Canadian dollar exchange rate of .01 would reduce this gain by $0.8 million.

Interest Rate Risk

Total debt at March 31, 2004 included $125.0 million of fixed-rate debt and $35.4 million of floating-rate debt attributed to borrowings under the revolving credit facility. As a result, our annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate (approximately 50 basis points) would be approximately $44,000.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President of Finance (who currently is fulfilling the functions of Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, our management, including the Chief Executive Officer and the Vice President of Finance, concluded that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding such required disclosure.

There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the period covered by this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal actions in the normal course of business.

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

Exhibit Numbers
3.1	Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.1a	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.2a	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.4	Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

Exhibit Numbers
4.0	Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.1	Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.2	Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the Initial Purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

10.†	The Wiser Oil Company 1991 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 33-62441), filed on September 8, 1995.

10.a †	Amendment to The Wiser Oil Company 1991 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-29973), filed on June 25, 1997.

10.1†	The Wiser Oil Company 1991 Non-Employee Directors’ Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-22525), filed on February 28, 1997.

10.2 †	Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.2a †	Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated March 22, 1996, incorporated by reference to Exhibit 10.9a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.2b †	Second Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated May 20, 1997, incorporated by reference to Exhibit 10.9a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.2c †	Third Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated January 1, 1999, incorporated by reference to Exhibit 10.9c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.2d †	Fourth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated June 1, 1999, incorporated by reference to Exhibit 10.9d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.2e †	Fifth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated December 18, 2001, incorporated by reference to Exhibit 10.9e to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.3 †	The Wiser Oil Company Equity Compensation Plan For Non-Employee Directors, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit Numbers
10.4†	The Wiser Oil Company Savings Restoration Plan dated February 24, 1998, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.5 †	Retirement Restoration Plan dated March 23, 1995, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.6 †	The Wiser Oil Company 1997 Share Appreciation Rights Plan dated as of August 19, 1997, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.6a†	Amendment to the Wiser Oil Company 1997 Share Appreciation Rights Plan dated May 18, 1999, incorporated by reference to Exhibit 10.14a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.7	Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of Event: March 10, 2000).

10.7a	Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated December 6, 2000 (Date of Event: November 20, 2000).

10.8	Amended and Restated Warrant Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of Event: March 10, 2000).

10.9†	Employment Agreement dated as of May 26, 2000 between the Company and George K. Hickox, Jr., incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.10	Management Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 7.7 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.11	Stockholder Agreement dated as of May 26, 2000 among the Company, Wiser Investment Company, LLC and Dimeling, Schreiber and Park, incorporated by reference to Exhibit 7.6 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.12	Warrant Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 7.3 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.13	Subscription Agreement dated June 1, 2001 between the Company and Wiser Investors, L.P., incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.14	Subscription Agreement dated June 1, 2001 between the Company and A. Wayne Ritter, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit Numbers
10.15	Warrant agreement dated June 1, 2001 between the Company and Wiser Investment Company, LLC., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.16	Assignment of Rights as Purchaser dated June 1, 2001 among the Company, Wiser Investment Company, LLC, Wiser Investors, L.P. and A. Wayne Ritter, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.17	Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.17a	Amendment No. 5 to Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16a to the Company’s Report on Form 8-K dated August 15, 2003.

31.1*	Certification of George K. Hickox, Jr., Chairman and Chief Executive Officer of the Registrant, furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Richard S. Davis, Vice President of Finance of the Registrant, furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by George K. Hickox, Jr., Chairman and Chief Executive Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Richard S. Davis, Vice President of Finance of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represent management compensatory plans or agreements.
*	Filed herewith.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended March 31, 2004. We furnished two reports on Form 8-K. On February 23, 2004, we announced preliminary operating results for 2003 and operational and financial guidance for 2004. On February 25, 2004, we announced financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WISER OIL COMPANY
(Registrant)

Date: May 14, 2004	/s/ George K. Hickox, Jr.
George K. Hickox, Jr.
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2004	/s/ Richard S. Davis
Richard S. Davis
Vice President of Finance (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Numbers
3.1	Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.1a	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated November 9, 1993 (Date of Event: October 25, 1993).

3.2a	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.4	Certificate of Designations of Series C Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.0	Indenture dated May 21, 1997, among the Company, certain subsidiaries of the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.1	Form of 9 1/2% Senior Subordinated Notes due 2007 (included in the indenture filed as Exhibit 4.1), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

4.2	Registration Agreement dated May 21, 1997, among the Company, certain subsidiaries of the Company and Salomon Brothers Inc., NationsBanc Capital Markets, Inc. and Nesbitt Burns Securities Inc., as the Initial Purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-29211), filed on June 13, 1997.

10. †	The Wiser Oil Company 1991 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 33-62441), filed on September 8, 1995.

10.a †	Amendment to The Wiser Oil Company 1991 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-29973), filed on June 25, 1997.

10.1 †	The Wiser Oil Company 1991 Non-Employee Directors’ Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-22525), filed on February 28, 1997.

Exhibit Numbers
10.2 †	Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.2a †	Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated March 22, 1996, incorporated by reference to Exhibit 10.9a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.2b †	Second Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated May 20, 1997, incorporated by reference to Exhibit 10.9a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.2c †	Third Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated January 1, 1999, incorporated by reference to Exhibit 10.9c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.2d †	Fourth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated June 1, 1999, incorporated by reference to Exhibit 10.9d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.2e †	Fifth Amendment to Employment Agreement dated January 24, 1994 between the Company and A. Wayne Ritter dated December 18, 2001, incorporated by reference to Exhibit 10.9e to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.3 †	The Wiser Oil Company Equity Compensation Plan For Non-Employee Directors, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.4 †	The Wiser Oil Company Savings Restoration Plan dated February 24, 1998, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.5 †	Retirement Restoration Plan dated March 23, 1995, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.6 †	The Wiser Oil Company 1997 Share Appreciation Rights Plan dated as of August 19, 1997, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.6a †	Amendment to the Wiser Oil Company 1997 Share Appreciation Rights Plan dated May 18, 1999, incorporated by reference to Exhibit 10.14a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.7	Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of Event: March 10, 2000).

10.7a	Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated December 6, 2000 (Date of Event: November 20, 2000).

2

Exhibit Numbers
10.8	Amended and Restated Warrant Purchase Agreement dated as of December 13, 1999 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K (Commission File No. 0-5426), dated March 20, 2000 (Date of Event: March 10, 2000).

10.9†	Employment Agreement dated as of May 26, 2000 between the Company and George K. Hickox, Jr., incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.10	Management Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 7.7 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.11	Stockholder Agreement dated as of May 26, 2000 among the Company, Wiser Investment Company, LLC and Dimeling, Schreiber and Park, incorporated by reference to Exhibit 7.6 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.12	Warrant Agreement dated as of May 26, 2000 between the Company and Wiser Investment Company, LLC, incorporated by reference to Exhibit 7.3 to Schedule 13D filed by Wiser Investment Company, LLC on June 28, 2000.

10.13	Subscription Agreement dated June 1, 2001 between the Company and Wiser Investors, L.P., incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.14	Subscription Agreement dated June 1, 2001 between the Company and A. Wayne Ritter, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.15	Warrant agreement dated June 1, 2001 between the Company and Wiser Investment Company, LLC., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.16	Assignment of Rights as Purchaser dated June 1, 2001 among the Company, Wiser Investment Company, LLC, Wiser Investors, L.P. and A. Wayne Ritter, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.17	Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California, N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.17a	Amendment No. 5 to Second Amended and Restated Credit Agreement dated May 21, 2001 among The Wiser Oil Company and The Wiser Oil Company of Canada, as borrowers, and Union Bank of California N.A. as U.S. administrative agent, and National Bank of Canada, as Canadian administrative agent, and the banks named therein, incorporated by reference to Exhibit 4.16a to the Company’s Report on Form 8-K dated August 15, 2003.

31.1*	Certification of George K. Hickox, Jr., Chairman and Chief Executive Officer of the Registrant, furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3

Exhibit Numbers
31.2 *	Certification by Richard S. Davis, Vice President of Finance of the Registrant, furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by George K. Hickox, Jr., Chairman and Chief Executive Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Richard S. Davis, Vice President of Finance of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represent management compensatory plans or agreements.
*	Filed herewith.

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated.

4